Form 10-K
period 1996-06-30
CURTIS MATHES HOLDING CORP
filed 1996-08-22
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended June 30, 1996

                    Commission file number 2-93668-FW

                    CURTIS MATHES HOLDING CORPORATION
         (Exact name of Registrant as specified in its charter)

            Texas                               75-1975147
    (State of incorporation)       (I.R.S. Employer Identification No.)

     10911 Petal Street, Dallas, Texas                75238
  (Address of principal executive offices)          (Zip Code)

   Registrant's telephone number, including area code:  (214) 503-8880

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                  None

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 Common Stock, par value $.01 per share
                            (Title of class)

               Preferred Stock, par value $1.00 per share
                            (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]    NO  [ ]

     Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [X]

     On August 2, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant (21,374,873 shares) was approximately $30,993,566, based upon the average bid and asked price per share of $1.45.

     On August 2, 1996, there were 24,311,188 shares of Registrant's common stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE:  Exhibits listed on Exhibit index.

                              GENERAL INDEX
                                                                Page
                                                              Number

ITEM l.   BUSINESS  . . . . . . . . . . . . . . . . . . . . . . .  3

ITEM 2.   PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . 11

ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . 12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS.  . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . 13

ITEM 6.   SELECTED FINANCIAL DATA.  . . . . . . . . . . . . . . . 13

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION. . . . . . . . . . . 15

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Index to Consolidated Financial Statements
          (F-1 through F-35). . . . . . . . . . . . . . . . . . . 19

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.  . . . . . . . . . 19

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . 21

ITEM 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . 24

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . 27

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . 29

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . 31

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . 69

                    CURTIS MATHES HOLDING CORPORATION

                                 PART I

ITEM l.   BUSINESS

     (a)  General Development of Business

     Curtis Mathes Holding Corporation, formerly Enhanced Electronics Corporation, and subsidiaries (the "Company") is engaged in the manufacture and distribution of consumer electronics products relating specifically to the home entertainment industry.

     The Company was incorporated in Texas on July 13, 1984 as Donny Osmond Entertainment Corporation and operated in several facets of the entertainment industry until 1988. The Company filed an S-18 registration statement in November of 1984 and completed the registered offering in January 1985.

     The Company acquired Curtis Mathes Corporation (CM) in November, 1993 and on November 8, 1993 the Company's stock was first listed on the NASDAQ Small Cap Market (symbol CRTM). CM became the flagship business of the Company and, to reflect its commitment, the Company changed its name to Curtis Mathes Holding Corporation in May, 1994. CM continues to operate as one of the Company's primary subsidiaries, providing the traditional consumer electronics products which have become so well known over the years for their quality and reliability.

     Another subsidiary, Curtis Mathes Marketing Corporation (CMMC), during fiscal year 1996 acquired the rights to a proprietary computer-enhanced television technology called UniViewTM which allows a family, through the use of its TV remote control, to surf the Internet, receive e-mail, or to search for movies or programs featuring specific subjects, stars, or ratings. This technology was successfully exhibited in May, 1996 at the Consumer Electronics Show in Florida and generated great enthusiasm among its viewers. CMMC also holds the rights to the 125" projection television technology known as RealViewTM. This technology is best suited for sports arenas, stadiums, shopping malls, airports, and other large commercial applications, however, the Company also expects to use the technology to improve CM's consumer projection television products.

     A subsidiary closely related to CM in the past has been Warranty Repair Corporation (WRC) which, until recently, has provided the warranty support for all products sold by CM. CM continues to honor all of its warranty obligations and now utilizes the expertise of an outside warranty servicing company to control warranty costs while providing highly professional services to its customers. The warranty servicing company monitors all outstanding warranties on CM products, provides technical assistance to CM's authorized service centers, and serves all of the warranty related needs of CM's customers.

     During  fiscal  year 1996, the Company sold CM Transportation, Inc.
(CMTI), a subsidiary of the Company initially created to provide transportation for the economical delivery of CM products to its dealers. The sale of this subsidiary was a result of the changing transportation needs of CM. As CM shifted its emphasis away from the commodity side of consumer electronics, meaning 27" televisions and smaller products, the number of units being shipped decreased. Without a substantial number of units being shipped, the benefit of CMTI to the Company was reduced accordingly. CM's transportation needs are now served through outside transportation brokers, as in the past.

     FFL Corporation (FFL), a subsidiary which in the past engaged in real estate transactions, remains dormant at this time. Systematic Electronics Corp., formerly known as Advanced PC Products, Inc. and a current subsidiary of FFL, also remains dormant at this time.

     (b)  Financial Information About Industry Segments

     Please refer to Note 18 on page F-33 of the Notes to Consolidated Financial Statements in this Form 10-K for information concerning Industry Segments.

     (c)  Description of Business

Major Markets and Products

Curtis Mathes Corporation (CM)

     CM's products have traditionally been sold through two primary markets: independent dealers and distributors. CM would sell its products directly to independent dealers and to distributors who in turn would sell the products to other independent dealers in their geographic areas. These independent dealers would sell the products directly to the consumer. This distribution system is no longer mandated by legal restriction, and CM is free to explore additional avenues of distribution in order to maximize product exposure in the marketplace.

     CM's product line consists of the following:

          Product                       Characteristics

     Direct View Televisions            32" and 35" screen sizes
          (picture tube)                Color picture-in-picture
          (digital)                     Surround sound

     Projection Televisions             50" size only
          (projector and screen)        Surround sound
          (digital)

     The market for traditional direct view televisions remains essentially flat. Management believes that diminished consumer demand for value-added products requires the Company to market only those products that historically have produced the greatest margins and volumes (32 to 35 direct view, and projection televisions). Reasonable increases in sales volumes have occurred within the industry for these larger screen units. It is anticipated by the industry that consumer demand for traditional direct view televisions will remain unchanged with minimal increases for the next several years. Both of the direct view units (32" and 35") and the projection unit to be offered by CM utilize digital technology, which is expected to become more of a consumer product from the standpoint of price and availability as digital technology is improved. (Digital units receiving digital input from television transmissions, laser discs, or Digital Video Discs, are able to provide a picture of remarkable clarity when compared to displays from a typical analog signal.)

     Projection television has shown continued growth. Product in the 45" range has become the norm, with larger sizes also becoming much more in demand. The Company has chosen to offer a 50" unit which is offered at competitive prices to the Curtis Mathes customer.

     Historically, VCR sales represented a noticeable portion of total CM sales; however, in recent years, a severe decline in sales volume occurred with this product, which only reinforced the Company's decision not to compete in the commoditized, low margin consumer electronics markets. CM plans instead to selectively license its brand name to other manufacturers who wish to market quality products in the areas in which the Company has chosen not to participate.

Curtis Mathes Marketing Corporation (CMMC)

     The Company's newest proprietary television technology, called UniView, is designed to meet the high interest and expected demand of the consumer for easy and affordable access to the Internet through the television medium. All Curtis Mathes televisions and set-top units equipped with the unique UniView system seamlessly integrate Internet access, fax and on-line information services with the traditional TV viewing experience using broadcast quality translucent graphics. All UniView units additionally have built-in e-mail, conference phone, on-screen caller ID, automated VCR control and various interactive television capabilities. Other unique features include a fast proprietary multi-tasking operating system and special software that automatically monitors the TV listings databases and blocks any programming that parents might find inappropriate based on their own specifications of show, rating or specific content.

     The UniView units are further designed to accept optional input peripherals, such as the Wireless SurfBoardTM, which will be offered by the Company as an accessory to the basic system. The UniView system is fully operational with its standard infrared-style remote control; the Wireless SurfBoard allows greater flexibility in surfing the Internet or sending e-mail by providing a full keyboard and mouse touchpad and provides a high level of data integrity through its radio frequency wireless technology, which allows operation of the system from up to 50 feet away. The Company's license of the technology from Interactive Video Publishing, Inc. authorizes the exclusive use of the UniView technology in its premium television sets and in separate set-top units on a non-exclusive basis.

     CMMC also offers its 10-foot diagonal projection television system known as RealView to the commercial market. While its competitors rely upon either thousands of miniature CRTs or banks of monitors to provide a picture, RealView provides for high resolution and flexible transmittal of video and graphics from any source onto a 75" x 100" seamless projection screen through the use of a single light valve projector. This results in an electrical power consumption rate that is considerably lower than comparably-sized display systems. CMMC delayed the introduction of the RealView during the past year while improvements were made to the technology, resulting in a sharper and brighter image and a more efficient cabinet design, which makes the unit more easily transportable. With current funding, CMMC is preparing to market the newly designed RealView commercially to complement its sales of UniView and to complement CM's consumer electronics sales.

     CMMC also holds certain rights to the former SysPower LED sign technology. This product offers a unique sign display system, utilizing light emitting diodes (LED), which interfaces with a control unit and software which allows the display to be connected and controlled by a variety of computers and other similar products. CMMC's rights are exclusive for the market consisting of indoor sports arenas in the United States seating less than 25,000 where basketball, hockey, or other sports can be played. Otherwise, the rights are held concurrently with Animated Systems and Presentations, Inc.

Warranty Repair Corporation (WRC)

     WRC has, in the past, provided warranty and repair service for CM consumer electronics products. Warranty support for CM products is currently being provided under contract by an outside servicer. WRC is currently inactive and it offers no other services or products to any other outside party.

Competition

Curtis Mathes Corporation (CM)

     CM has manufactured and markets consumer electronics home entertainment products, many of which have achieved a unique or leadership position in their market. CM does, however, encounter competition in varying degrees in all product groups and for each product line. Competitors include other domestic and foreign companies that manufacture and/or sell the same or similar products. The principal methods of competition are product performance, quality of services, delivery schedule, price, and other terms and conditions of sale. However, CM has positioned itself over the years in a niche market of high quality consumer electronics products made up primarily of 27" or larger televisions. CM has not tried to compete with lower quality products that are typically sold for less through large retail chains, choosing to compete primarily on quality rather than on price and volume. In the event CM elected to offer its products through a major retailer, the lower quality products would be in competition with CM products only to the extent that they offer a less expensive alternative to lesser demanding consumers.

Curtis Mathes Marketing Corporation (CMMC)

     CMMC's UniView proprietary television technology is expected to be among the first products of its type to enter the marketplace. Competitors which have announced a television product which allows access to the Internet include Zenith, Sony, Phillips, and other less well known companies. The primary methods of competition with these companies are expected to be price, features, and product performance. While the product announced by all of CMMC's competitors is limited to providing Internet access, UniView contains many other features (described above) for the same price or less.

     CMMC's RealView 10-foot diagonal projection television system is in the same product category as the Jumbotron and DiamondVision color video display systems manufactured by its competitors. The primary methods of competition are expected to be price and product performance. As described in the products section above, the RealView is believed to be technically superior to its competition with a significantly lower sales price.

Research and Development

     The Company views its ability to offer new, improved, and innovative television technology and products as an important component in its plan for future growth. As with the UniView technology license,
the   Company  intends  to  take  advantage  of  additional  licensing opportunities, as well as pursue internal and external development of new products as may be necessary to meet consumer demand. Management believes that it has reserved adequate funds to cover anticipated product development and licensing costs during the coming year, which it believes to be necessary for the Company to maintain its edge in the marketplace.

Manufacturing

Curtis Mathes Corporation (CM)

     CM products have historically been produced by several different manufacturers which build the products bearing the Curtis Mathes name and meeting the CM quality standards. Its direct view televisions will be produced in America and in Taiwan and its projection televisions will be produced in America and in Mexico.

Curtis Mathes Marketing Corporation (CMMC)

     CMMC will also utilize various manufacturers located in America, Mexico, and in Taiwan to produce the UniView units according to its specifications. CMMC plans to assemble the RealView units at its Dallas office/warehouse location, using components manufactured by other companies. This subsidiary will not be involved in any other manufacturing activities.

Environmental

     To  the  best  of  its  knowledge,  the Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position. CM currently utilizes other equipment manufacturers to assemble its product according to its specifications for high quality and its operations therefore have no environmental impact. As CMMC will not be involved in manufacturing, its operations will likewise have no environmental impact.

Prior Obligations Affecting Current Operations

     CM's Plan of Reorganization (the "Plan") was confirmed as of October 1, 1992 and the obligations of the Plan were assumed by the Company upon acquisition of CM. The Company could continue to be affected by the reorganization until September 30, 1998, when the Plan will terminate. Until termination, or otherwise settled, Deutsche Financial Services Corporation (DFS) (f/k/a ITT Commercial Finance Corp.) maintains the right to 1% of gross sales on CM product sales only, as a priority creditor in the Plan. Further, 1/2% of gross sales of CM must also be paid monthly to a Liquidating Trustee, which has been designated by the Bankruptcy Court to administer such payments on behalf of unsecured creditors in the order of priority.

     During March 1996, CM and the Company signed an agreement with DFS for an early retirement of its entire debt obligation to DFS of approximately $3.5 million. Initial funding for the transaction was generated by the sale of product inventory to a third party for approximately $2,000,000 and included an installment agreement providing for periodic payments for the balance of the agreed settlement amount. The funds have been reserved by the Company for the amount due under the installment agreement and all payments are current under the agreement. (See Other Matters on page 18 of this Form 10-K, and Note 9 on page F-24 of the Notes to Consolidated Financial Statements for further information on the settlement agreement with DFS.)

     Beyond these obligations to DFS and the Trustee, CM remains obligated to service past outstanding product warranties. Cash balances have been set aside to cover these estimated product warranty costs and an additional amount is accrued monthly to cover the estimated costs associated with ongoing warranty support for current products sold. Many of the warranties on products sold in the past are expiring and due to lower product sales in the past few years, CM's warranty obligations are slowly diminishing. (See Item 3 beginning on page 12 of this Form 10-K; and Note 11 on page F-25, and Note 16 on page F-31 of the Notes to Consolidated Financial Statements for further warranty information.)

Warranty

     At June 30, 1996 financial reserves were approximately $84,000 for CM warranty claims anticipated within the ensuing twelve months and approximately $270,000 for claims reserved for periods beyond twelve months. Approximately $32,000 has been set aside as restricted cash (Orange Account) to cover potential warranty claims on products sold during the period from the date of filing CM's bankruptcy petition (January 27, 1992) until the Plan was confirmed on October 1, 1992.
During fiscal year 1996, Management reviewed prior warranty claims related to the Orange Account and determined that operations had paid for most of these associated costs, rather than the Orange Account. The Disbursing Agent established by the CM Plan of Reorganization for the Orange Account then instructed the Company to maintain $8,000 per month in the fund as coverage for claims and to utilize the remainder of the unused funds for other parts and warranty claims. At June 30, 1996 the above mentioned $32,000 provides for coverage as determined by the Disbursing Agent.

     CM continues to meet its warranty obligations through an outside warranty servicing company which specializes in warranty service and repair for consumer electronics. By contracting these services to an outside servicer, CM is able to more efficiently provide consistent high quality warranty support, and the Company is able to eliminate the direct overhead associated with the warranty support function.

Marketing and Distribution

Curtis Mathes Corporation (CM)

     CM historically distributed its products principally through a network of dealers and in some instances, distributors. The products were then sold to consumers through independently owned and operated retail and rental store environments. The primary customer reach extended to consumers seeking value-added products, which are products to which additional value has been added by including a four year warranty on the products at no additional cost to the consumer and by local dealers being able to provide personalized service to their customers. These added values are not typically offered on products sold by mass merchandising discount stores, which normally offer only limited personalized service and offer extended warranties only by service contracts sold at an additional cost. Although the Company still believes in the value-added approach, its future distribution system will not be limited to its traditional approach, and consideration will be given to any retail outlet or store chain which can be expected to contribute on favorable terms to overall product sales. CM has in the past sold product outside of the United States on a very limited basis, which is not expected to change in the near future.

     The most significant issue with regard to CM's traditional distribution system has been third party financing. In the past, DFS would finance CM dealers with significant sales volumes. Since CM's settlement with DFS, even this limited financing for dealers is not available and until these dealers obtain their own financing, sales of CM products through these outlets can be expected to be significantly impaired.

Curtis Mathes Marketing Corporation (CMMC)

     CMMC expects to market its UniView units in the same fashion as CM markets its products, giving consideration to any retail outlet or store chain which can be expected to contribute on favorable terms to overall product sales. CMMC has not in the past sold any products outside of the United States; however, the Company anticipates opportunities to expand its geographical sales area.

         CMMC expects to market RealView to sports arenas, stadiums, shopping malls, airports and other large-scale commercial applications. In connection with its purchase of the RealView technology, CMMC also acquired extensive marketing information and customer lists from the seller which is expected to be of great benefit to CMMC as it prepares to market the product. CMMC expects to make use of a direct distribution system to its customers.

Trademarks

Curtis Mathes Corporation (CM)

     CM owns or holds rights to all trademarks that it considers to be necessary in the conduct of its business, including the Curtis Mathes name and logo, which is due for renewal in April, 2005.
     CM entered into a license agreement as of June 1, 1994 under which Animated Systems and Presentations, Inc. has the nonexclusive right to use the Curtis Mathes Trademark and Logo in connection with an LED sign system marketed in the United States and Mexico, in return for a royalty of 4% on the licensee's gross revenue, payable to CM during the term of the agreement. Management chose to enter into the agreement in connection with a product (LED sign systems) outside of CM's own product line as a means of increasing revenue. The current term of the license expires on June 30, 2001.

     CM also granted a license to CMMC as of February 28, 1995 to use the Curtis Mathes Trademark and Logo in connection with its marketing of RealView and its LED sign technology, in return for a royalty of 1.5% on the licensee's gross sales receipts, payable to CM during the term of the agreement. Management chose to enter into the agreement in connection with products (commercial large screen televisions and LED sign systems) outside of CM's own product line as a means of increasing revenue. The current term of the license expires on February 28, 2010.

     CM also granted a license to CMMC as of April 17, 1996 to use the Curtis Mathes Trademark and Logo in connection with its marketing of UniView, in return for a royalty of 1.5% on the licensee's gross sales receipts, payable to CM during the term of the agreement. Management chose to enter into the agreement in connection with products (units containing the UniView proprietary television technology) outside of CM's own product line as a means of increasing revenue. The current term of the license expires on April 17, 2011.

Curtis Mathes Marketing Corporation (CMMC)

     CMMC  has  filed  an    Intent  to  Use    with the U.S. Patent and
Trademark Office in connection with the trademark UniView, which it plans to utilize in marketing the units containing the proprietary television technology licensed from Interactive Video Publishing, Inc..

     CMMC has also filed an Intent to Use with the U.S. Patent and Trademark Office in connection with the trademark RealView, which it plans to utilize in marketing its commercial large screen television technology.

Seasonality

Curtis Mathes Corporation (CM)

     As with most consumer electronics companies, CM enjoys a seasonal business highlighted by an end of calendar year buying season and an end of product year clearance season. In many ways, this cycle is advantageous to CM because the brief off-season allows the Company to prepare its new product line and promotional materials for the next buying season.

Curtis Mathes Marketing Corporation (CMMC)

     The same seasonal variation affecting CM's sales is expected to have a similar impact on the sales of UniView. CMMC does not expect RealView sales to experience the same seasonal variation as consumer electronics due to the commercial application of the product. However, other seasonal factors which are unknown and unexpected at this time may impact the sales of RealView.

Customers

     No customer of the Company, including its subsidiaries, accounted for 10% or more of sales for 1995.

Employees

     As of June 30, 1996, the Company, including all subsidiaries, employed 17 persons. The Company believes that its employee relations are good.

ITEM 2.   PROPERTIES

     As of June 30, 1996 the Company, including all subsidiaries, continued to operate from the following locations:

Location     Purpose/Use             Owned/Leased    Square Footage

Dallas, TX   Corporate Headquarters,
             CM Office/Warehouse
             and CMMC Offices        Leased          74,882

     The Dallas location is equipped with material-handling equipment used for receiving, storing and distributing large quantities of consumer electronics products, parts and other product support material. The Company in fiscal year 1996 completed the relocation of its subsidiary Warranty Repair Corporation (WRC) from the Athens facility to the Dallas location. The Athens location had five warehouses which housed the staff and parts inventory and equipment to service CM warranty claims. Warranty support for CM products is now provided under contract with an outside service and repair company, which eliminates the need for warehouse space dedicated to parts inventory and supplies, and the space required for shipping and receiving of units for repair.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company.

     The Company's subsidiary, CM, received notification on May 5, 1995 that it had been named as a Potentially Responsible Party by the Texas Natural Resource Conservation Commission (TNRCC) under the Texas Solid Waste Disposal Act pertaining to a real estate site owned by this subsidiary for a short period of time during the early 1980s. The Company responded to the TNRCC to the effect that any liability that may have arisen out of CM's former ownership of the site was discharged upon confirmation of CM's Chapter 11 Plan of Reorganization on October 1, 1992. No further proceedings have occurred since the initial notification by TNRCC. Management intends to vigorously contest any environmental liability and believes that the outcome of this matter will have no material adverse financial effect upon the Company.

     CM is currently operating under a Chapter 11 Plan of Reorganization (the "Plan"), which could remain in effect until September 30, 1998, unless earlier settled. In connection with its acquisition of CM, the Company agreed to comply in all respects with the Plan. Under the Plan, CM received a discharge of all pre-petition debts, except for those specifically allowed under the Plan. CM is further required by the Plan to maintain certain cash reserves to cover its outstanding product warranties, to make certain cash contributions proportional to its income toward the payment of certain classes of allowed claims, and is restricted in certain areas that relate to corporate structure and to financial activities outside the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 10-K Report, through the solicitation of proxies or otherwise.

                                 PART II

ITEM 5.   MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER  MATTERS

     Since November 8, 1993, the Company's Common Stock, $.01 par value (the "Common Stock") has been traded on the NASDAQ Small Cap Market Listing, symbol CRTM. Prior to that, it was traded in the Over-the-Counter (OTC) Market, on the Bulletin Board and Pink Sheets. The quarterly high and low bid information for the Company's Common Stock for each quarter in the last two fiscal years are presented below. Such market quotations reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

     Quarter Ending Date           High Bid       Low Bid
     Fiscal 1996

     June 30, 1996                 $ 4.13         $ 0.31
     March 31, 1996                $ 0.56         $ 0.19
     December 31, 1995             $ 0.97         $ 0.31
     September 30, 1995            $ 1.13         $ 0.50

     Fiscal 1995

     June 30, 1995                 $ 1.25         $ 0.53
     March 31, 1995                $ 2.13         $ 0.94
     December 31, 1994             $ 2.69         $ 1.94
     September 30, 1994            $ 2.88         $ 2.00

     As of August 2, 1996 there were approximately 8,214 record shareholders and 24,311,188 common shares outstanding. The Company has never paid cash dividends on common shares, and does not anticipate doing so in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The financial statements for fiscal years 1996, 1995, and 1994 excludes any effect of SMI, which was sold on December 31, 1994. The financial data for fiscal years 1996 and 1995 referenced below includes twelve months of operations of CM, while the financial statements for fiscal 1996 includes only eight months of operations of CM, from its acquisition by the Company until fiscal year ended June 30, 1994. All financial data for the years referenced below were derived from the Consolidated Financial Statements of the Company for those years and the comparability of the information is affected by acquisitions, dispositions, and other transactions which are described in the footnotes which accompany those Consolidated Financial Statements, and which should be read in conjunction with this five-year financial summary. Other factors which may affect the comparability of the information for the more recent fiscal years are discussed further in
Item 7 below.

                                   Year Ended June 30,
                                   1996            1995              1994             1993        1992

Consolidated Statement
of Operations Data
Net Sales or Operating
  Revenues(1)               $ 7,656,836     $21,267,244       $14,730,847        $   --       $  --

Net Income (Loss)            (5,887,313)     (4,236,585)         (309,444)         109,211     (90,846)

Income (Loss)
  per Common Share(2)             (0.35)(3)       (0.44)(4)         (0.05)(5)         0.01(6)    (0.01)

Income (Loss) from
  Continuing Operations(1)   (5,887,313)     (4,409,585)       (1,009,042)        (107,621)    (90,846)

Income (Loss) from
  Continuing Operations
  per Common Share(1),(2)         (0.35)(3)       (0.46)(4)         (0.14)(5)        (0.03)(6)   (0.01)

Consolidated Balance
  Sheet Data

Total Assets                 15,210,406      14,088,400        18,260,221        3,884,348       1,841

Long Term Debt                1,450,435       3,282,706         2,204,611          453,145       --

Shareholders' Equity         11,723,532       2,920,780         4,217,485        1,511,814     (51,136)

(1) 1994 adjusted based upon the disposition of SMI subsequent to fiscal year end.
(2) Computed based upon the weighted average number of common shares outstanding during each fiscal year.
(3) For the year ended June 30, 1996, for purposes of computation of earnings per share, net loss was increased for preferred stock dividends in arrears of $26,081 ($0.002 per common share) and the computation was based upon 17,432,013 weighted average shares outstanding.
(4) For the year ended June 30, 1995, for purposes of computation of earnings per share, net loss was increased for preferred stock dividends in arrears of $78,188 ($0.01 per common share) and the computation was based upon 9,416,503 weighted average shares outstanding.
(5) For the year ended June 30, 1994, for purposes of computation of earnings per share, net loss was increased for preferred stock dividends in arrears of $121,329 ($0.01 per common share) and the computation was based upon 8,168,625 weighted average shares outstanding.
(6) For the year ended June 30, 1993, for purposes of computation of earnings per share, net income was reduced for preferred stock dividends in arrears of $36,500 ($0.01 per common share) and the computation was based upon 7,140,000 weighted average shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                Overview

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere herein.

                          Results of Operations

Revenues

     Sales for 1996 decreased to $7.66 million which represents a decline of $13.61 million from 1995. Sales declined for CM in direct proportion to the decrease of available financing sources for CM dealers. Prices were reduced on certain product lines to stimulate sales. In some cases, prices were reduced to the original cost of the products to reduce dated inventory and to reduce inventory carrying costs that had already significantly impacted related margins. In accordance with the Company's redirected emphasis, discussed further below, the Company in March, 1996 sold all remaining finished goods on hand, concurrently with an agreement with Deutsche Financial Services Corporation ( DFS ) for retirement of its entire debt obligation to DFS. (See Prior Obligations Affecting Current Operations on page 8 of this Form 10-K; Other Matters on page 18 of this Form 10-K; and Note 9 on page F-24 of the Notes to Consolidated Financial Statements for further information on the agreement with DFS.) This inventory reduction sale further contributed to decreased sales of the Company for 1996. Total sales for 1996 reflects twelve months of operations; however, sales were limited to the nine months (July 1995 through March 1996) prior to the DFS agreement and concurrent inventory reduction sale.

     During the current year, the Company redirected its primary focus. Previously, sale of televisions, camcorders and VCRs have been considered the Company's primary revenue source. In accordance with its new focus, the Company will continue to produce lines of televisions; however, the percentage of overall CM product is expected to be significantly lower than in the past and production of television lines will be driven by the demand of the marketplace. The Company recently licensed a new technologically advanced product known as UniView, which it has the right to market through its subsidiary CMMC. The Company has redirected its focus to this new Internet related product as the primary source of revenue generation for the Company.

     Sales for 1995 increased approximately $6.58 million, or 44% over 1994. Sales for 1995 include twelve months of CM operations, while sales for 1994 represent only eight months. Therefore, sales for the period ended June 30, 1995, which includes twelve months of CM operations, compared to the period ended June 30, 1994, which includes only eight months of CM operations, appear to be consistent on an annualized basis between years.

Gross Margin

     Gross margin as a percentage of sales, was 10.3% in 1996, down from 17.9% in 1995. The primary reason for this decline in margin is the inventory reduction sale of product near or at cost, in connection with the DFS settlement agreement previously discussed, whereby the Company elected to eliminate certain inventory carrying costs, in accordance with its redefined strategic focus, by selling certain products at lower margins.

     Gross margin as a percentage of sales (excluding the gain on sale of assets of $250,000 in 1994), was 17.9% in 1995, down from 19.8% in
1994. The primary reason for the decline in gross margin during this period is the lower margins achieved through the distributor network.

     Management believes that, based upon historical data, reasonable margins should be achievable in the range of 17% to 22%; however, there can be no assurance of attaining such margins in the future, as the margin on the new UniView product line remains at this time untested.

Operating Expenses

     Total  operating expenses for 1996 decreased by $801,000 from 1995.
The   significant  decrease  was  a  direct  result  of  management's consolidation of all operations into the Dallas facility. Major components of the decrease are a savings of approximately $600,000 for payroll and related payroll expenses, and $50,000 for rent expenses, which decreased as lease obligations were fulfilled for the Athens location. Warranty costs decreased as a more efficient means of servicing warranty obligations were implemented through an outside servicer. Reorganization costs decreased in direct correlation with CM sales, as required under the CM Plan of Reorganization.

     Total operating expenses for 1995 increased by $3.67 million over 1994. It should be noted that, in comparing these two years, 1995 represents twelve months of CM operations, while 1994 represents only eight months. The significant increases of the components, including the additional effect of four months of CM operations, are approximately $40,000 for rent, $120,000 for depreciation, $500,000 for other, and $700,000 for warranty.

     The Company anticipates that in 1997, selling, general, and administrative expense will increase in absolute dollars as it introduces the new UniView product line to the marketplace. Accordingly, related expenses, including personnel and marketing costs are expected to rise in direct proportion to the introduction of this new product line. Funds necessary to accomplish the initial phases of this product introduction have been reserved for this purpose.

Interest Expense

     Interest expense for fiscal 1996 decreased by $991,000 from 1995, which is primarily attributable to the settlement of the Company's line of credit and related notes payable, as previously discussed. Lower average inventory levels resulted in significant inventory carrying cost savings, including interest expense.

     Interest expense for fiscal 1995 increased by $741,000 over 1994, which occurred as a result of the unexpected reduced sales brought on by a restructuring of the distribution system. Because of this change in planned sales, the Company's average inventory levels were substantially higher than 1994, which resulted in increased interest payments to DFS. The direct correlation between interest expense and inventory levels was due to the Company's financing arrangement with DFS, which called for interest payments on all unsold products.

                     Liquidity and Capital Resources

Cash Flows From Operations

     Cash used by operations for the fiscal years ended June 30, 1996 and 1995 were ($1,919,841) and ($5,858,000), respectively. Significant components of cash flows from operations for 1996 include $990,231 for decreases in accounts receivable, $2,329,000 for decreases in inventory, $536,000 for increase of provision for bad debts, $363,000 for decreases of current liabilities, and $645,000 for depreciation and amortization, coupled with the effects of a $5,887,000 loss from operations.

     Cash used by operations for the fiscal years ended June 30, 1995 and 1994 were ($5,858,000) and $4,042,000, respectively. Major components of cash flows from operations for 1995 include $921,000 for increases in inventory, $563,000 for increases in accounts receivable, $537,000 for decreases in accounts payable, and $477,000 for depreciation and amortization, coupled with the $4,236,000 loss from operations.

Cash Flows From Investing Activities

     During fiscal year 1996 the Company purchased for cash approximately $136,000 of property, plant and equipment as compared to approximately $300,000 during fiscal year 1995 and $449,000 for fiscal 1994. The Company expects the level of capital expenditures to be commensurate with levels of sales and operations. The level of future capital expenditure is not expected to materially exceed 1996 capital expenditures.

Cash Flows from Financing Activities

     The Company generated net cash from financing activities of $6,119,000 during the fiscal year ended June 30, 1996. Significant components include $10,271,000 generated from issuances of preferred and common stock; $2,572,000 net payments on its line of credit; and $1,235,000 payments of long term debt. Until its new products become available to the market, which is expected in time for the end of year holiday season, the Company expects to finance its operations primarily through its cash reserves and, as necessary, through additional issuances of common and preferred stock.

     CM formerly had a $19,500,000 inventory line of credit established with Deutsche Financial Services Corporation (DFS) (f/k/a ITT Commercial Finance Corp.), collateralized by inventory and other assets of CM. At June 30, 1996 there was no outstanding balance owed on this line of credit, due to the settlement agreement noted below in Other Matters. Management continually evaluates the need for other sources of financing and working capital and intends to pursue any source which it considers appropriate based upon the needs of the Company and market conditions. The Company currently possesses sufficient cash reserves and may raise additional capital through the issuance of common and/or preferred stock as might be required going forward. Additionally, the Company will consider a replacement line of credit for financing needs as they arise.

     The Company generated cash from financing activities of $5,444,000 during the year ended June 30, 1995, compared to ($1,379,000) for fiscal 1994. Significant components in 1995 were $2,429,000 raised through issuances of preferred and common stock; $3,437,000 generated through increased borrowing on its line of credit; and a $152,000 reduction of cash flows from financing activities related to the redemption of preferred stock and payment of dividends on preferred stock.

Other Matters

     During the year, the Company settled its entire debt obligation to DFS, which consisted of $2,987,706 owed on its line of credit and $665,291 owed on a separate note payable. The settlement consisted of cash of $1,900,536, generated by the inventory reduction sale previously discussed, which was paid directly to DFS by an independent third party; and a new $500,000 short term note payable to DFS. The balance of this short term note payable at current fiscal year end was $300,000. Funds for payment of this balance have been reserved and are available for payment according to schedule. The Company plans to recognize a $1,252,461 deferred gain as a result of the settlement with DFS, upon final payment of the short term note, which is expected to occur in the first quarter of fiscal 1997. Although the financing arrangement with DFS met certain needs of CM during critical times in CM's past, in some respects the arrangement was burdensome and made it difficult for CM to have sufficient operating capital after making the restrictive payments due to DFS under the arrangement. As a result of the settlement with DFS, the Company is free to seek other potentially less restrictive and more favorable financing arrangements.

     During current and previous years, CM has been a party to financial instruments with certain off balance sheet risk. These risks have been limited to repurchase obligations for CM dealers related to inventory financed under CM's dealer floorplan agreement with DFS, and risks associated with a 1% of sales commitment under the CM Plan of
Reorganization due to DFS. The aforementioned settlement agreement releases CM of obligations with regard to the 1% of sales, amounting to $1.55 million upon fulfillment of the $500,000 note payable previously discussed.

Factors That May Affect Future Results

     The Company participates in a highly volatile industry which is characterized by rapidly changing customer demand patterns and fierce industry-wide competition for market share, resulting in aggressive pricing strategies. In anticipation of continued growth and expansion of its market share, the Company has shifted its focus to the CMMC UniView product line, with the CM product line assuming a lesser role. The Company's product strategy focuses in part on marketing products with distinctive features which meet and exceed evolving industry performance standards, which meet and exceed customer quality expectations, and which are affordable for a wide variety of purchasers. Because of the pace of technological advances, the Company must introduce on a timely basis new products that offer customers the latest competitive and innovative technologies while managing the production and marketing cycles of its existing products. For the Company to attain and maintain its anticipated market share for its products, it will be necessary to accurately forecast customer requirements; maintain short design cycles while meeting and exceeding evolving industry performance standards; efficiently manage its product transitions, inventory levels and manufacturing processes; and distribute its products quickly and efficiently in response to customer demand. A breakdown in any one of the foregoing areas could have an adverse effect upon the anticipated operating results of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements and related Financial Statement Schedules are included at pages F-1 through F-35 in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A new independent accountant, King, Burns & Company, P.C., was engaged as of October 31, 1994 as the principal accountant to audit the Registrant's financial statements beginning with fiscal year ended June 30, 1994. The new engagement was initially reported in Form 8-K dated November 4, 1994. Prior to engaging that accountant, neither the
Registrant (nor anyone on its behalf) consulted the newly engaged accountant regarding (I) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.

     The Registrant provided the newly engaged accountant with a copy of the Form 8-K containing the above disclosures, prior to filing with the Commission, requested the accountant to review the disclosures, and to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of its views, or the respects in which it did not agree with the statements made by the Registrant therein. The accountant elected not to furnish such a letter, stating that it had nothing to add to the disclosures contained therein.

     The client-auditor relationship between the Registrant and Hein + Associates LLP ended, with the approval of Registrant's audit committee, by mutual agreement as of October 26, 1994. The change in certifying accountant became necessary when the former accountant advised the Company that it would be unable to complete the audit of the Company's financial statements for fiscal year ended June 30, 1994, as explained in more detail below.

     The former accountant's report on Registrant's financial statements for either of the past two fiscal years contained no adverse opinion, no disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's two most recent fiscal years and the subsequent interim period preceding termination of the relationship, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There were, however, unresolved differences of opinion on the accounting for certain transactions as specified below.

     During fiscal year ended June 30, 1994, without prior consultation with its former accountant, the Company reported certain transactions in a manner the Company believed to be appropriate for a fair statement of results for the periods presented. After subsequent review by the former accountant, the Company was advised that the former accountant believed it would be necessary to report in a different manner two real estate sales in which gains of $155,000 and $275,000, respectively, were recorded; and the sale of 20% of a subsidiary in which a gain of approximately $699,000 was recorded. Because these sales were made to parties that are, in the former accountant's opinion, related to the Company, the Company was advised that it would be necessary to defer recognition of those gains pending either (I) final resolution of the transactions with the parties or (ii) consummation of the transactions with other parties that are not related to the Company.

     The Company was further advised that the former accountant would require additional information to evaluate a series of transactions related to another subsidiary, in which income of $690,000 was recognized and an investment in $2,240,000 of preferred stock of the subsidiary following the sale was recorded as an asset of the Company. The information was required for the former accountant to evaluate the propriety of the gain recognition in these series of transactions. In addition, the former accountant advised the Company that it believed the preferred stock of the subsidiary should not be recorded as an asset of the Company, but should be reflected as a reduction in stockholders' equity because the primary asset of the former subsidiary following the series of transactions was an investment in the Company's preferred stock.

     Obtaining the additional information would have required a review or an audit of the financial statements of an entity that had invested in the Company and had participated in several transactions with the Company, including the series of transactions mentioned in the immediately preceding paragraph. The Company furnished to the former accountant all information within its control, but was unable to obtain the required additional information from the investor. The former accountant advised the Company that, without the additional information, it would be unable to complete the audit.

     The former accountant further advised the Company that the accounting for several transactions, including those mentioned above, had not, in the former accountant's opinion, been properly processed through the Company's system of internal controls and that condition could impact the Company's financial statements. The former accountant also advised the Company that, to satisfy its reporting responsibility under generally accepted auditing standards, additional work would be necessary to understand the cause of certain accounting errors that the former accountant perceived the Company had made.

     The above disclosures were initially reported in Form 8-K/A dated November 15, 1994. The Registrant provided the former accountant with a copy of the Form 8-K/A, prior to filing with the Commission, and requested the former accountant to furnish the Registrant with a letter addressed to the Commission stating whether it agreed with the statements made in the Form 8-K/A and, if not, stating the respects in which it did not agree. The former accountant's letter, confirming agreement with the statements made in the Form 8-K/A, was attached thereto, and is incorporated herein by reference.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         The Board of Directors

     The following sets forth, with respect to each member of the Company's Board of Directors as of June 30, 1996, his name, age, period served as director, present position, if any, with the Company and other business experience. All directors serve one-year terms between annual meetings of shareholders.

     Patrick A. Custer, 47, is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Custer served as a director of the Company from 1984 to 1985, and from 1987 until the present. He served as President and Chief Executive Officer of the Company from 1984 to 1985 and from September, 1992 until the present. From 1986 until 1990, Mr. Custer was an international business consultant for Park Central Funding (Guernsey), Ltd. From 1978 until 1982, Mr. Custer was a general securities principal and worked for a major brokerage firm as a corporate finance specialist and was owner of his own brokerage firm. He was responsible for structuring and funding IPO's, real estate, energy companies, and numerous high-tech start-up companies. Mr. Custer is a graduate of Texas Tech University in Finance and Management, with additional studies in Electrical Engineering and master studies in Finance.

     Edward M. Warren, 55, has been a director of the Company since September, 1992. Since 1980, he has been the Registered Principal and Branch Manager for a major securities firm in Albany New York. He is also a Financial Consultant, having presented numerous financial seminars over the years throughout eastern New York and western New England. He is a co-founder of the Coronado Group, which provides professional services to the financial community, such as the analysis of economic and market conditions, review of financial products, exchange of marketing ideas, and continuing evaluation and recommendation of asset allocation models. Mr. Warren received his undergraduate degree from Williams College and holds a Master of Arts degree from Harvard University.

     Billy J. Robinson, 48, has been a director of the Company since March, 1994. He has also served as Vice President/ General Counsel of the Company since October, 1993, and as Secretary of the Company since June, 1994. Mr. Robinson has over fifteen years legal experience, representing banks and other financial institutions, with a concentration in commercial transactions and real estate. He was a shareholder in the law firm of Curry, Curry & Robinson, P.C. from 1980 until February, 1992. From February, 1992 until October, 1993, he
continued  his practice as a sole practitioner.   Mr.    Robinson    is
admitted to practice before the United States Supreme Court, the United States District Court for the Northern District of Texas and the District of New Mexico, and is licensed to practice before all state courts in Texas and New Mexico. Mr. Robinson is a certified Mediator in the State of Texas and is the author of the 1994-95 Real Estate Law Correspondence Course for the Texas Tech University Paralegal Certification Program.

     Bernard S. Appel, 64, has been a director of the Company since February, 1995. He has enjoyed a career of 34 years with Radio Shack, holding every key merchandising and marketing position, culminating with his promotion to president in 1984. In 1992 he was promoted to Chairman of Radio Shack and Senior Vice President of Tandy Corporation. Since August, 1993, Mr. Appel has operated the private consulting firm of Appel Associates, focusing upon consumer electronics product development, marketing and distribution. He is a director of IRG Technologies, Inc., a company with a class of securities registered pursuant to section 12 of the Exchange Act of 1934, and is also a director of several privately held companies. Mr. Appel also has an arrangement with the Company to provide consulting services.

                           Executive Officers

     The following sets forth, with respect to each executive officer of the Company not heretofore named, as of June 30, 1996, his name, age, present position and offices held with the Company, period of service in such capacity, and other business experience. All officers serve indefinite terms at the discretion of the Board of Directors.

     F. Shelton Richardson, Jr., 37, has been Vice President/ Chief Financial Officer of the Company since February 27, 1995. From
February, 1990 to February, 1995 he was Chief Financial Officer of Captivision, Inc., a consulting firm specializing in electronics and telecommunications ventures. From January, 1987 to February, 1990 he was the Controller for the law firm of Ryan & Smith. Mr. Richardson holds a Bachelor of Science degree in Accounting and Taxation from the University of Houston and a Master of Business Administration from Houston Baptist University.

     Thomas W. (Bill) Park, 60, has been Vice President/ Chief Operating Officer of subsidiary Curtis Mathes Corporation (CM) since October 3, 1994; and has been Vice President/ Chief Operating Officer of subsidiary Curtis Mathes Marketing Corporation (CMMC) since July 1, 1995. He enjoyed a career of 29 years with CM, before leaving the company in August, 1993 for a position as Vice President of Benelec Corporation, an international trading company dealing in electronics, medical supplies, and other products. From August, 1993 until his return to the company in 1994, Mr. Park continued to make his knowledge and experience available to CM as a consultant. During his career with CM, he served in various positions with the company, beginning as an Office Manager/ Cost Accountant in 1964 and culminating as Executive Vice President in 1985, in which capacity he served until 1993. Mr. Park has traveled extensively and maintains valuable business contacts in Europe and Asia. He holds a Bachelor of Business Administration degree in Finance from the University of Texas.

  Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the 1934 Act ("Section 16(a)"), requires the Company's directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("10% Owners") to file reports of beneficial ownership of the Company's securities and changes in such beneficial ownership with the Securities and Exchange Commission ("Commission"). Directors, executive officers and 10% Owners are also required by rules promulgated by the Commission to furnish the Company with copies of all forms they file pursuant to
Section 16(a).

     Based solely upon a review of the copies of the forms filed pursuant to Section 16(a) furnished to the Company, or written representations that no year-end Form 5 filings were required for transactions occurring during Fiscal Year Ended June 30, 1996, the Company believes that during the fiscal year ended June 30, 1996, all
Section 16(a) filing requirements applicable to its directors, executive officers and 10% Owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

                       Summary Compensation Table

     The following table summarizes the compensation paid over the last three completed fiscal years to the Company's Chief Executive Officer and any other executive officer of the Company who received compensation of $100,000 or more during the fiscal year ended June 30, 1996.

                                                               Long Term Compensation
                           Annual Compensation                 Awards                       Payouts

(a)               (b)      (c)      (d)       (e)              (f)          (g)             (h)      (i)

                                                                                                     All
                                                                                                     Other
Name and          Year                        Other            Restricted   Securities      LTIP     Compen-
Principal         Ended                       Annual           Stock        Underlying      Payouts  sation
Position          Jun. 30  Salary($) Bonus($) Compensation($)  Award(s)($)  Options/SARs(#)  ($)      ($)
Patrick A. Custer 1996     102,692    -0-     12,000           59,750             -0-          -0-      -0-
Chairman of the   1995     121,458    -0-     12,308             -0-              -0-          -0-      -0-
Board and CEO     1994     122,876    -0-     12,308             -0-              -0-          -0-      -0-

Billy J. Robinson 1996      72,981    -0-     27,500           79,475             -0-          -0-      -0-
Vice President,   1995      83,937    -0-     32,776           43,625             -0-          -0-      -0-
General Counsel   1994      56,667    -0-     16,609           29,083             -0-          -0-      -0-

                   Compensation of Directors

     None of the inside Directors are paid compensation as such, except for services performed in another capacity, such as an executive officer of the Company. The outside Directors of the Company are paid $500 per meeting, plus their expenses for attending Board of Director meetings. The Company entered into a consulting contract with Mr. Appel as of February 21, 1995 under which Mr. Appel is paid $6,250 per calendar quarter in return for a minimum of ten hours of consulting services per month to be devoted to the Company. In connection with his appointment to the Board, Mr. Appel further received stock options for 50,000 shares of common stock of the Company, exercisable at $1.28 per share for five years, which were exercised by Mr. Appel on May 9, 1996.

                          Employment Contracts

     Effective October 11, 1993, the Company entered into a four year employment arrangement with Mr. Robinson at an annual salary, plus employee benefits. The arrangement also provided for a stock bonus of 50,000 common shares of the Company, deemed to be earned by Mr. Robinson over the term of the agreement, and an $80,000 salary advance. Twenty-five percent of the salary advance will be forgiven for each year Mr. Robinson remains employed with the Company. If Mr. Robinson's employment with the Company is terminated for any reason other than for cause, he will be entitled to receive the unpaid balance of the stock bonus and the remaining balance of the salary advance will be forgiven. If Mr. Robinson is terminated subsequent to a change of control of the Company, such termination would be deemed to be termination without cause. Fifty percent of the salary advance has been forgiven pursuant to action by the Board of Directors.

       Compensation Committee Interlocks and Insider Participation

     Mr. Custer, Mr. Robinson, and Mr. Richardson participated in advising the Company's Board of Directors concerning certain aspects of executive officer compensation during the last completed fiscal year. Mr. Custer is Chairman of the Board, President and Chief Executive Officer of the Company; Mr. Robinson is Vice President, Secretary, General Counsel, and a director; and Mr. Richardson is Vice President, Chief Financial Officer.

           Board of Directors Report on Executive Compensation

Executive Compensation

     The Company has structured its executive compensation program within the financial framework of the Company with a goal of attracting and retaining high-quality executive talent. The executive compensation program consists generally of base salary and employee benefits. The Company reviews its compensation programs periodically and compares its pay practices with other similar companies and with companies staffed with similarly-skilled executives. During the first fiscal quarter of each year, the Company reviews salary increases for the current year and, considering the Company's financial performance and each executive officer's perceived contribution to that performance, salaries are set accordingly.

Chief Executive Officer

     For the year ended June 30, 1996, Mr. Custer received $114,692 and restricted stock awards valued at $59,750 for his services as President and Chief Executive Officer of the Company. The factors the Company considered in setting his compensation include Mr. Custer's leadership in restructuring the Company, his contribution to the strategic focus of the Company, and the Company's financial performance during fiscal year ended June 30, 1995 and 1996.

     Patrick A. Custer (Chairman)       Edward M. Warren
     Bernard S. Appel                   Billy J. Robinson
     F. Shelton Richardson, Jr.

     The foregoing report is not incorporated by reference in any prior or future filings of the Company under the Securities Act of 1933, as amended (the "1933 Act"), or under the Securities Exchange Act of 1934,
as    amended  (the  "1934  Act"),  unless  the  Company  specifically incorporates the report by reference and the report shall not otherwise be deemed filed under such Acts.

                            Performance Graph

     The following graph compares total stockholder returns of the Company since December 31, 1992 to two indices: a Composite Market Index which includes the NASDAQ Market (the "Broad Market") and the companies classified under S.I.C. code 3651 for consumer electronics (Household Audio and Video Equipment) (the "Industry Index"). The total return for the Company's stock and for each index assumes the reinvestment of dividends, although dividends have never been declared on the Company's stock. The Broad Market tracks the aggregate price performance of equity securities of all companies traded on the various exchanges, including the NASDAQ Market. The Industry Index tracks the aggregate price performance of equity securities of companies traded on the various exchanges, including the NASDAQ Market, which are grouped under S.I.C. code 3651 for consumer electronics (Household Audio and Video Equipment.)

     The graph should be viewed in the context of the disposition of Southwest Memory, Inc. by the Company in December, 1994, and the consolidation of its primary business operations into the Curtis Mathes Corporation subsidiary. As a result, the indications of the graph may not necessarily indicate future performance of the Company.

           Comparison of Cumulative Total Return on Investment
                       Since December 31, 1992(1)

              1/1/93     6/30/93   6/30/94    6/30/95    6/30/96
 Curtis
 Mathes       100.00     200.00    576.00     138.00     276.00

 SIC Code     100.00     120.64    179.75     148.15     182.14

 NASDAQ
 Market       100.00     111.94    122.75     143.96     181.22

(1) For a meaningful comparison of the Company's stock performance with that of similar companies, December 31, 1992 was chosen as the beginning date for the comparison. Characterization of the primary business activity of the Company as consumer electronics began with the acquisition of Southwest Memory, Inc. in December, 1992. Before then, the Company was essentially dormant and comparison of the performance of its stock before that date would have limited application.

     The foregoing graph is not incorporated in any prior or future filings of the Company under the 1933 Act or the 1934 Act, unless the Company specifically incorporates the graph by reference, and the graph shall not otherwise be deemed filed under such Acts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of August 2, 1996 with respect to the beneficial ownership of Common Stock by (I) persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors of the Company, (iii) each of the executive officers named in the Summary Compensation Table (appearing in Item 11) and (iv) all directors and executive officers of the Company as a group.

     The number of shares of Common Stock beneficially owned by each individual set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of September 28, 1996 (the date on which this Form 10-K is due at the Commission, the "Due Date"), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Securities and Exchange Commission.

                              Number of Shares
     Name and Address         Amount and Nature             Percent
     of Beneficial Owner      of Beneficial Ownership       of Class

5% Beneficial Owners

     Patrick A. Custer             2,381,215(1)                 9.75%
     P. O. Box 802808
     Dallas, Texas 75380-2808

     D. Ronald Allen               1,997,665(2)                 7.67%
     8111 Preston Rd., Suite 550
     Dallas, TX  75225-6308

     Custer Company, Inc.          2,026,515(3)                 8.29%
     P.O. Box 802808
     Dallas, TX  75380-2808

     Geninvest, S.A.               4,027,333(4)                 14.41%
     c/o Lewis D. Rowe, Director
     P.O. Box 1561
     Zephyr House, Mary Street,
     Grand Cayman, British West Indies

     The Alana Group, Ltd.         1,250,000                    5.14%
     c/o Trident Trust
     P.O. Box 146
     Road Town, Tortola BVI

Directors

     Edward M. Warren                202,500                    0.83%
     Patrick A. Custer             2,381,215(1)                 9.75%
     Billy J. Robinson                65,000(5)                 0.27%
     Bernard S. Appel                 50,000                    0.21%
     Executive Officers

     Patrick A. Custer             2,381,215(1)                 9.75%
     Billy J. Robinson                65,000(5)                 0.27%

All Directors and Executive
     Officers as a Group           2,936,315(6)                 12.00%

(1) Includes 125,000 shares owned outright by Mr. Custer; 1,906,515 shares held of record by Custer Company, Inc., a family trust, over which Mr. Custer exercises voting control; 120,000 shares issuable to Custer Company, Inc. upon exercise of warrants; 229,500 shares owned by his wife; 100 shares owned by his son; and 100 shares of which Mr. Custer shares beneficial ownership with a minor son.

(2) Includes 120,000 shares owned by Winterstone Management Company, which is controlled by Mr. Allen; 136,865 shares and 805,600 shares issuable upon exercise of warrants held by Associates Funding Group, Inc., which is controlled by Mr. Allen; and 935,200 shares issuable upon exercise of warrants held by QAG, Inc., which is controlled by Mr. Allen.

(3)  Includes 120,000 shares issuable upon exercise of warrants.

(4)  Includes 3,627,333 shares issuable upon exercise of warrants.

(5) Shares are held in escrow to be earned over four year term of employment, but over which Mr. Robinson has voting rights.

(6) Includes 2,698,715 shares beneficially owned by all directors. Also includes 100,000 shares owned outright by Mr. Katz, 10,000 shares owned by his wife, 10,000 shares held in the name of his minor daughter, 4,000 shares owned by his father's estate, and 55,000 shares owned by his mother, all of which Mr. Katz is deemed to be the beneficial owner. Also includes 15,000 shares and 20,000 shares issuable to Mr. Richardson upon exercise of stock options. Also includes 10,000 shares and 13,600 shares issuable to Mr. Park upon exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal year ended June 30, 1996, the Company engaged in the transactions described below with various entities affiliated with the Company. Management believes these transactions contain substantially competitive terms as those available from unaffiliated sources.

                    Transactions with Related Parties

Ilya K. Drapkin

     In December, 1992 Mr. Drapkin, then owner of Southwest Memory, Inc.
(SMI) sold 100% of his company (SMI) to the Company. The purchase price was 500,000 shares of the Company's common stock, valued at that time at $16,500, and an employment agreement that included contingent consideration based on future earnings of SMI. Prior to this sale, neither Mr. Drapkin nor SMI were related to the Company. SMI became a wholly owned subsidiary of the Company, with Mr. Drapkin becoming a 5% beneficial owner of the Company and remaining as an officer of SMI.

     In December, 1994, SMI Chips, Inc., a corporation controlled by Mr. Drapkin, repurchased SMI from the Company. Reasons for the sale included differing management styles and the inability to control operations due to Mr. Drapkin's continued and required involvement. Management found itself spending inordinate amounts of time concentrating on a segment of the Company which was not the primary focus of the Company. Other reasons for the sale included the high risk nature of the business and the fact that the Company had changed its focus to concentrate upon its consumer electronics segment.

     The consideration received for the sale of SMI consisted of two promissory notes totaling $1,570,000. The first note in the original principal sum of $500,000, bearing interest at an annual rate of 7.5% and secured by 500,000 common shares of the Company, provided for a balloon payment on or before February 20, 1995. This note has been paid. The second note in the original principal sum of $1,070,000, bearing interest at an annual rate of 7.5%, provided for eight quarterly installment payments of $145,279.64, beginning April 1, 1995. The second note was guaranteed by Charter World International, Ltd. and was initially secured by a second lien pledge of three promissory notes previously executed by third parties and payable to Charter World International, Ltd., in the total face amount of $1,593,493, two of which were in turn secured by certain real estate. During fiscal year 1995, the Company accepted a substitution of collateral on the second note in the form of 97,500 shares of the Company's Series G Preferred Stock held in the name of Associates Funding Group, Inc. (AFG).

     SMI Chips, Inc. initially performed on payment of the second note receivable; however, during fiscal year 1996, payments on the note became delinquent and the Company offset against the collateral securing the note. A reserve for bad debts equal to the balance of $613,144 left owing on the note has been recorded on the Company's financial statements until a determination can be made by the Company of its collectability.

     The Company further recognized a $250,000 write off of a note guaranteed by Mr. Drapkin, relating to ID Logic, Inc., which was determined to be uncollectible during the current year.

Charter World International, Ltd.

     Charter World International, Ltd. is a foreign investor which previously owned common and Series B preferred stock of the Company. Charter World, acting as a distributor, sold inventory (computer memory chips) to SMI from a supplier in California called A.C.D.C. $5.9 million of this product was purchased by the Company through Charter World during fiscal year ended June 30, 1994. Payment for the product was made partly in the form of cash from SMI and $4.07 million of the product was purchased through the issuance by the Company of Series B preferred stock. The structure of this transaction conserved the Company's resources by allowing SMI to purchase inventory using preferred stock of the Company, while allowing Charter World the benefit of its investment in the Company's preferred stock. No relationship between Charter World and the Company existed prior to this transaction. Management believes that Charter World guaranteed the note of SMI Chips, Inc. for the purchase of SMI from the Company pursuant to business commitments between the parties, to which the Company was not a party. Management is unaware of any relationship between Charter World and SMI other than as described. (See Note 12 on page F-31 of the Notes to Consolidated Financial Statements for further information.)

D. Ronald Allen/Associates Funding Group, Inc.

     D. Ronald Allen, CPA, a consultant for the Company and currently a 7.67% beneficial owner of the Company, became affiliated in late 1992 when he assisted the Company in acquiring Southwest Memory, Inc. ("SMI"). Mr. Allen is President of Winterstone Management Company, which is a family owned corporation and record holder of 120,000 shares of the Company's common stock. Mr. Allen also owns Associates Funding Group, Inc. (AFG), which is record holder of 136,865 common shares and 805,600 common shares issuable upon exercise of warrants of the Company. Mr. Allen is also President of QAG, Inc. (QAG), which holds 935,200 common shares issuable upon exercise of warrants of the Company. Mr. Allen has from time to time assisted the Company in structuring transactions between the Company and entities with which he is associated as principal or agent, which transactions are described as follows:

     (a) In September, 1995 the Company redeemed for cash from AFG 14,958 shares of Series G Preferred Stock of the Company for face value of $149,580, plus accrued dividends on outstanding Series G Preferred Stock of $80,417.

     (b) In May, 1996 AFG converted 97,500 shares of the Company's Series G Preferred Stock, representing collateral for payment of the SMI Chips second note, into 390,000 common shares of the Company. (See previous discussion of the SMI Chips note in this section above.) The net result of this stock conversion was a shift of equity. Of the 390,000 shares converted, 253,135 shares were retained by the Company and applied to the outstanding balance of the SMI Chips note receivable. The remaining 136,865 common shares were issued to AFG.

                       Indebtedness of Management

     The Company advanced Mr. Robinson $80,000 pursuant to an employment arrangement, whereby twenty-five percent of the advance will be forgiven for each year Mr. Robinson remains employed with the Company. If Mr. Robinson's employment with the Company is terminated for any reason other than for cause, the remaining balance of the advance will be forgiven. If Mr. Robinson is terminated subsequent to a change of control of the Company, such termination would be deemed to be termination without cause. Fifty percent of the advance has been forgiven pursuant to action by the Board of Directors.

                                 PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

     (a)(1)    Financial Statements

          Reference is made to page F-1 of this Form 10-K for an index of all financial statements filed as part of this report.

     (2)  Financial Statement Schedules

          Reference is made to page F-1 of this Form 10-K for an index of all financial statement schedules filed as part of this report.

          All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

     (3)  Exhibits

          Reference is made to the Exhibit Index beginning on page 69 of this Form 10-K for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K

          During the three months ended June 30, 1996 the Company has filed no Current Reports on Form 8-K.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CURTIS MATHES HOLDING CORPORATION

                              By:    /s/  PAT CUSTER

                                   Patrick A. Custer
                                   President and Chief Executive Officer

August 16, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Principal Executive Officer

/s/  PAT CUSTER               Chairman of the Board,     August 16, 1996
     Patrick A. Custer        President, Chief Executive
                              Officer and Director

     Principal Financial and Accounting Officer

/s/  F. SHELTON RICHARDSON, JR.    Vice President,       August 16, 1996
     F. Shelton Richardson, Jr.    Chief Financial
                                   Officer

     Additional Directors

/s/  BILLY J. ROBINSON        Vice President,            August 16, 1996
     Billy J. Robinson        Secretary,
                              General Counsel,
                              and Director

/s/  BERNARD S. APPEL         Director                   August 16, 1996
     Bernard S. Appel

                     CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       CURTIS MATHES HOLDING CORPORATION
                  (FORMERLY ENHANCED ELECTRONICS CORPORATION)
                                AND SUBSIDIARIES

                             JUNE 30, 1996 AND 1995

                       CURTIS MATHES HOLDING CORPORATION
                  (FORMERLY ENHANCED ELECTRONICS CORPORATION)
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                F-3

FINANCIAL STATEMENTS

     Consolidated Balance Sheets for years ended
           June 30, 1996 and 1995                                                                 F-4

     Consolidated Statements of Operations for years ended
           June 30, 1996, 1995 and 1994                                                           F-7

     Consolidated Statement of Changes in Stockholders' Equity
           for years ended June 30, 1996, 1995 and 1994                                           F-8

     Consolidated Statements of Cash Flows for years ended
           June 30, 1996, 1995 and 1994                                                          F-11

     Notes to Consolidated Financial Statements                                                  F-15

FINANCIAL STATEMENT SCHEDULE

     Schedule II - Valuation and Qualifying Accounts                                             F-35

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Curtis Mathes Holding Corporation

We have audited the consolidated balance sheets of Curtis Mathes Holding Corporation (formerly Enhanced Electronics Corporation) and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Curtis Mathes Holding Corporation and Subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1996, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the Company previously restated its financial statements as of and for the year ended June 30, 1994. As discussed in Note 3, Curtis Mathes Holding Corporation disposed of its electronics components segment effective December 31, 1994.

                                                   KING, BURNS & COMPANY, P.C.

Dallas, Texas
August 7, 1996

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             June 30, 1996 and 1995

                                     ASSETS

                                                              1996          1995
                                                           -----------   -----------
CURRENT ASSETS
  Cash and cash equivalents                                $ 4,150,481   $    91,693
  Subscriptions receivable                                   4,351,500          --
  Accounts receivable
   Trade, net of allowance of $77,034 for 1995                   8,445       978,306
   Other (including $40,000 and $60,000 due from
      related parties)                                          40,000       196,387
  Notes receivable, current portion ($4,807 and $606,119
    due from related parties)                                  354,807       606,119
  Inventory                                                    646,929     5,297,002
  Current portion of restricted cash                            47,423        84,190
  Prepaid expenses and other                                   585,583       108,833
                                                           -----------   -----------

   Total current assets                                     10,185,168     7,362,530
                                                           -----------   -----------

PROPERTY AND EQUIPMENT, net                                    656,102     1,263,722
                                                           -----------   -----------

OTHER ASSETS
  Notes receivable, less current portion (all due from
   related parties)                                               --         363,664
  Restricted cash, less current portion                           --         196,442
  Trademark, net of accumulated amortization of $577,389
   and $331,925                                              4,338,366     4,583,830
  Other                                                         30,770       318,212
                                                           -----------   -----------

   Total Other Assets                                        4,369,136     5,462,148
                                                           -----------   -----------

TOTAL ASSETS                                               $15,210,406   $14,088,400
                                                           ===========   ===========

                                 - Continued -

See accompanying notes to consolidated financial statements.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                             June 30, 1996 and 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               1996           1995
                                                            -----------   -----------
CURRENT LIABILITIES
  Advances on lines of credit                               $      --     $ 5,124,354
  Current maturities of long-term debt (including
   $765,000 due to related parties in 1995)                     807,847     1,552,879
  Current maturities of obligations under capital leases        109,487       113,655
  Debentures                                                       --         555,000
  Checks issued in excess of cash balances                         --          32,852
  Trade accounts payable                                        134,522       954,903
  Current portion of pre-petition liabilities                      --          92,224
  Accrued and other current liabilities                         649,456     1,125,581
  Deferred gain                                               1,252,461          --
                                                            -----------   -----------

   Total current liabilities                                  2,953,773     9,551,448

LONG-TERM DEBT, less current maturities                         186,310       836,428
OBLIGATIONS UNDER CAPITAL LEASES, less current maturities        88,876        90,915
PRE-PETITION LIABILITIES, net of current portion                   --         261,301
OTHER LIABILITIES                                               257,915       427,528
                                                            -----------   -----------

   Total liabilities                                          3,486,874    11,167,620
                                                            -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 2, 9,10,
  11, 15, 16, 17 and 19)

                                 - Continued -

See accompanying notes to consolidated financial statements.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                             June 30, 1996 and 1995

                LIABILITIES AND STOCKHOLDERS' EQUITY - CONTINUED

                                                                 1996           1995
                                                             ------------    ------------
STOCKHOLDERS' EQUITY
  Preferred stock, cumulative, $1.00 par value;
   1,000,000 shares authorized:
      Series A, 140,000 shares (liquidation
         preference of $140,000)                             $    140,000    $    140,000
      Series G, 117,305 and 229,763 shares
         (liquidation preference of $1,173,050)                   117,305         229,763
      Series H, 55 shares in 1996 (liquidation
         preference of $1,375,000)                                     55            --
      Series I, 5,385 shares in 1996 (liquidation
         preference of $5,385,000)                                  5,385            --
  Common stock, $.01 par value; 40,000,000 shares
   authorized; 24,311,188 and 9,954,800 shares issued
   and outstanding at June 30, 1996 and 1995, respectively        243,112          99,548
  Additional paid-in capital                                   22,193,525       7,234,151
  Accumulated deficit, since July 1, 1993 quasi
   reorganization in which an accumulated deficit
   of $4,140,595 was eliminated                               (10,975,850)     (4,782,682)
                                                             ------------    ------------

      Total Stockholders' Equity                               11,723,532       2,920,780
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 15,210,406    $ 14,088,400
                                                             ============    ============

See accompanying notes to consolidated financial statements.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1996, 1995 and 1994

                                                    1996            1995            1994
                                                ------------    ------------    ------------
REVENUES:
  Net sales                                     $  7,656,836    $ 21,267,244    $ 14,730,847
  Gain on sales of assets (including $250,000
   in 1994 from a related party)                        --              --           250,000
  Royalty income                                        --           300,000            --
                                                ------------    ------------    ------------
   Total Revenue                                   7,656,836      21,567,244      14,980,847

COST OF SALES                                      6,867,560      17,712,200      11,804,941
                                                ------------    ------------    ------------
  Gross Profit                                       789,276       3,855,044       3,175,906

OPERATING EXPENSES                                 6,400,523       7,201,209       3,535,342
                                                ------------    ------------    ------------

  Operating Loss                                  (5,611,247)     (3,346,165)       (359,436)
                                                ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income, net                     307,367         128,663         153,512
  Interest expense                                  (583,433)     (1,574,540)       (833,623)
                                                ------------    ------------    ------------
         Total Other Income (Expense)               (276,066)     (1,445,877)       (680,111)
                                                ------------    ------------    ------------
MINORITY INTEREST SHARE OF
  LOSS OF SUBSIDIARY                                    --           382,457          30,505
                                                ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS                   (5,887,313)     (4,409,585)     (1,009,042)

DISCONTINUED OPERATIONS
  Income from operations of discontinued
   electronics components segment                       --            74,590         699,598
  Gain on sale of discontinued segment                  --            98,460            --
                                                ------------    ------------    ------------
NET LOSS                                        $ (5,887,313)   $ (4,236,535)   $   (309,444)
                                                ============    ============    ============
Loss from continuing operations attributable
  to common shareholders (Note 1)               $ (6,187,353)   $ (4,331,397)   $ (1,130,371)
                                                ============    ============    ============
Loss attributable to common
  shareholders (Note 1)                         $ (6,187,353)   $ (4,158,347)   $   (430,773)
                                                ============    ============    ============
Loss from continuing operations per share
  attributable to common stockholders           $      (0.35)   $      (0.46)   $      (0.14)
                                                ============    ============    ============
Loss per share attributable to
  common stockholders                           $      (0.35)   $      (0.44)   $      (0.05)
                                                ============    ============    ============
Weighted average common shares outstanding        17,432,013       9,416,503       8,168,625
                                                ============    ============    ============

See accompanying notes to consolidated financial statements.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    Years ended June 30, 1996, 1995 and 1994

                                                                                         Additional  Notes Receivable
                                        Common Stock            Preferred Stock           Paid-In   and Investment in  Accumulated
                                    Shares       Amount       Shares        Amount        Capital    Preferred Stock     Deficit
                                  -----------  -----------  -----------   -----------   -----------  ---------------   -----------
BALANCES - June 30, 1993            7,614,000  $    76,140      145,850   $   145,850   $ 5,430,419   $      --     $(4,140,595)

Reclassification pursuant to
  quasi reorganization                   --           --           --            --      (4,140,595)         --       4,140,595

Issuances of common stock for
  acquisitions of companies           662,500        6,625         --            --       2,193,375          --            --

Other issuances of common stock       135,500        1,355         --            --         416,365          --            --

Redemption of Series C
  preferred stock                        --           --         (5,000)       (5,000)     (495,000)         --            --

Issuance of Series B preferred
  stock for inventory                    --           --          4,070         4,070     4,065,905          --            --

Issuance of Series B preferred
  stock in satisfaction
  of notes payable                       --           --            361           361       360,632          --            --

Redemption of Series B preferred
  stock in satisfaction of notes
  receivable                             --           --         (1,417)       (1,417)     (342,156)         --            --

Partial redemption of Series B
  preferred stock                        --           --           (100)         (100)      (99,900)         --            --

Redeemable preferred stock               --           --           (850)         (850)     (849,150)         --            --

Investment in preferred stock            --           --           --            --            --      (2,240,000)         --

Net loss for the year                    --           --           --            --            --            --        (309,444)
                                  -----------  -----------  -----------   -----------   -----------   -----------   -----------

BALANCES - June 30, 1994            8,412,000       84,120      142,914       142,914     6,539,895    (2,240,000)     (309,444)

Issuances of common stock
  for cash                          1,400,000       14,000         --            --       1,750,500          --            --

Issuances of common stock for
  reduction of advances to a
  shareholder and officer             120,000        1,200         --            --          58,800          --            --

Other issuances of common stock        22,800          228         --            --            --            --            --

                                 - Continued -
See accompanying notes to consolidated financial statements.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                    Years ended June 30, 1996, 1995 and 1994

                                                Common Stock             Preferred Stock
                                            Shares       Amount       Shares          Amount
                                           -------       ------     ---------       -----------
Conversion of Series B preferred
  stock to Series F preferred stock          --          $ --       $      --       $      --

Net redemption of Series F
  preferred stock in connection
  with settlement of liabilities             --            --            (1,056)         (1,056)

Issuance of Series F preferred
  stock for dividends                        --            --               183             183

Redemption of Series F preferred
  stock in satisfaction of notes
  receivable and interest from APC           --            --              (252)           (252)

Issuance of Series F preferred
  stock in satisfaction of
  notes payable                              --            --             1,049           1,049

Redemption of Series F preferred
  stock in satisfaction of notes
  receivable from AFG                        --            --              (125)           (125)

Redemption of Series F preferred
  stock in connection with
  employee settlement                        --            --               (25)            (25)

Redemption of Series F preferred
  stock for investment in APC                --            --            (2,240)         (2,240)

Redemption of Series F preferred
  stock for cash                             --            --               (98)            (98)

Conversion of Series F preferred
  stock to series G preferred stock          --            --            35,350          35,350

Issuance of Series G preferred
  stock for cash                             --            --            96,563          96,563

Issuance of Series G preferred stock
  for repurchase of 20% interest in
  Curtis Mathes Corporation                  --            --            97,500          97,500

Dividends paid in cash                       --            --              --              --

Net loss for the year                        --            --              --              --
                                           ------        ------     -----------     -----------

                                 - Continued -
See accompanying notes to consolidated financial statements.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                    Years ended June 30, 1996, 1995 and 1994

                                           Additional      Notes Receivable
                                            Paid-In        and Investment in    Accumulated
                                            Capital        Preferred Stock        Deficit
                                          -----------      ----------------    ------------
Conversion of Series B preferred
  stock to Series F preferred stock       $      --           $      --         $      --

Net redemption of Series F
  preferred stock in connection
  with settlement of liabilities             (699,098)               --                --

Issuance of Series F preferred
  stock for dividends                         182,564                --                --

Redemption of Series F preferred
  stock in satisfaction of notes
  receivable and interest from APC               --                  --                --

Issuance of Series F preferred
  stock in satisfaction of
  notes payable                             1,048,415                --                --

Redemption of Series F preferred
  stock in satisfaction of notes
  receivable from AFG                            --                  --                --

Redemption of Series F preferred
  stock in connection with
  employee settlement                         (24,975)               --                --

Redemption of Series F preferred
  stock for investment in APC              (2,237,760)          2,240,000              --

Redemption of Series F preferred
  stock for cash                              (97,902)               --                --

Conversion of Series F preferred
  stock to series G preferred stock           (35,350)               --                --

Issuance of Series G preferred
  stock for cash                              578,437                --                --

Issuance of Series G preferred stock
  for repurchase of 20% interest in
  Curtis Mathes Corporation                   170,625                --                --

Dividends paid in cash                           --                  --            (236,703)

Net loss for the year                            --                  --          (4,236,535)
                                          -----------         -----------       -----------

                                 - Continued -
See accompanying notes to consolidated financial statements.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                    Years ended June 30, 1996, 1995 and 1994

                                               Common Stock                         Preferred Stock
                                         Shares            Amount              Shares            Amount
                                      ------------      ------------         ----------       ------------
BALANCES - June 30, 1995                 9,954,800      $     99,548         $  369,763       $    369,763

Issuance of Series H preferred
  stock for cash                              --                --                   55                 55

Issuance of Series I preferred
  stock for cash                              --                --                  550                550

Subscriptions for Series I preferred
  stock                                       --                --                4,835              4,835

Conversion of Series G preferred
  stock to common                          136,900             1,369           (112,458)          (112,458)

Conversion of debentures and
  demand notes                           1,050,000            10,500               --                 --

Issuance of common stock for fees
  and services                             222,000             2,220               --                 --

Issuance of common stock for
  employee compensation                     83,000               830               --                 --

Issuance of common stock for cash
  and payment of note payable
  of $145,280                           10,317,100           103,171               --                 --

Exercise of warrants                     1,887,000            18,870               --                 --

Issuance of common stock for fees
  on above common stock issuances
  for cash                                 660,400             6,604               --                 --

Dividends paid in cash                        --                --                 --                 --

Net loss for the year                         --                --                 --                 --
                                      ------------      ------------         ----------       ------------
BALANCES - June 30, 1996                24,311,200      $    243,112            262,745       $    262,745
                                      ============      ============         ==========       ============

                                 - Continued -
See accompanying notes to consolidated financial statements.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                    Years ended June 30, 1996, 1995 and 1994

                                          Additional       Notes Receivable
                                           Paid-In        and Investment in          Accumulated
                                           Capital         Preferred Stock             Deficit
                                         -----------      -----------------          -----------
BALANCES - June 30, 1995                 $  7,234,151          $    --               $ (4,782,682)

Issuance of Series H preferred
  stock for cash                            1,287,445               --                       --

Issuance of Series I preferred
  stock for cash                              494,450               --                       --

Subscriptions for Series I preferred
  stock                                     4,346,665               --                       --

Conversion of Series G preferred
  stock to common                            (405,875)              --                       --

Conversion of debentures and
  demand notes                                789,500               --                       --

Issuance of common stock for fees
  and services                                149,280               --                       --

Issuance of common stock for
  employee compensation                          --                 --                       --

Issuance of common stock for cash
  and payment of note payable
  of $145,280                               5,845,279               --                       --

Exercise of warrants                        2,452,630               --                       --

Issuance of common stock for fees
  on above common stock issuances
  for cash                                       --                 --                       --

Dividends paid in cash                           --                 --                   (305,855)

Net loss for the year                            --                 --                 (5,887,313)
                                         ------------          -------               ------------
BALANCES - June 30, 1996                 $ 22,193,525          $    --               $(10,975,850)
                                         ============          =======               ============

See accompanying notes to consolidated financial statements.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 1996, 1995 and 1994

                                                                       1996             1995            1994
                                                                    -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                   $(5,887,313)    $(4,236,535)    $  (309,444)
         Adjustments to reconcile net loss
            to cash provided (used) by operating activities:
               Non-cash purchase of inventory included
                  in cost of sales                                         --              --         4,069,975
               (Gain) loss on sales of assets                               305          44,185        (225,000)
               Gain on sale of discontinued segment                        --           (98,460)           --
               Depreciation and amortization                            645,128         477,014         256,928
               Provision for bad debts                                  536,080         (59,512)           --
               Provision for obsolete inventory                        (282,457)          9,962         125,861
               Minority interest share of loss in subsidiary               --          (382,457)        (30,505)
               Issuance of shares as employee compensation
                 and/or financing fees                                      830            --            56,553
               Commissions paid through issuance of common stock                            228            --
               Interest income earned through redemption of
                 preferred stock                                           --            (2,500)           --
               Employee settlement through redemption of
                 preferred stock                                           --           (25,000)           --
               Common stock issued for consulting fees                   30,000            --              --
                 Write off of note receivable                            25,000            --              --
               Write off of investment                                  250,000            --              --
               Changes in assets and liabilities, net of effects
                 from acquisitions and dispositions:
                          Accounts receivable                           990,231        (563,429)     (2,697,868)
                          Inventory                                   2,329,882        (921,877)      3,582,036
                          Prepaid expense and other                    (460,144)        153,648         (51,112)
                          Restricted cash                               233,209          65,263         (13,296)
                          Other assets                                   32,720         164,048        (426,748)
                          Accounts payable, accrued liabilities
                             and other current liabilities             (193,699)       (537,515)         76,225
                          Other liabilities                            (169,613)         54,183        (371,127)
                                                                    -----------     -----------     -----------

               Cash provided (used) by operating activities          (1,919,841)     (5,858,754)      4,042,478
                                                                    -----------     -----------     -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                           (136,558)       (299,328)       (449,217)
         Purchase of subsidiary and assets and liabilities in
            connection with CM acquisition                                 --              --        (1,660,892)
         Repurchase of 20% interest in CM                                  --          (151,000)           --
         Reorganization payments to trustee and DFS                        --          (361,267)           --

                                 - Continued -
See accompanying notes to consolidated financial statements.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                    Years ended June 30, 1996, 1995 and 1994

                                                                   1996             1995             1994
                                                               ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES - Continued
         Proceeds from sale of assets                          $       --       $       --       $     37,004
         Cash balance in company acquired (disposed)                 (5,342)         (11,992)          19,481
         Collections on notes receivable                              1,193          625,217            4,955
                                                               ------------     ------------     ------------
               Cash used for investing activities                  (140,707)        (198,370)      (2,048,669)
                                                               ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Checks issued in excess of cash balances                   (32,852)          32,852         (648,644)
         Issuance of debentures                                        --               --          1,170,000
         Change in borrowings under line of
            credit agreements                                    (2,572,024)       3,437,866       (2,003,088)
         Proceeds from long-term debt                                  --               --          1,006,000
         Principal payments on long-term debt                    (1,235,147)        (196,605)        (411,668)
         Principal payments on capital lease obligations             (6,207)        (116,844)         (16,627)
         Issuances of preferred and common stock for cash        10,271,421        2,439,500          125,000
         Redemption of preferred stock                                 --            (98,000)        (600,000)
         Dividends paid                                            (305,855)         (53,956)            --
                                                               ------------     ------------     ------------
               Cash provided (used) by financing activities       6,119,336        5,444,813       (1,379,027)
                                                               ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
         CASH  EQUIVALENTS                                        4,058,788         (612,311)         614,782
CASH AND CASH EQUIVALENTS, BEGINNING                                 91,693          704,004           89,222
                                                               ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, ENDING                              $  4,150,481     $     91,693     $    704,004
                                                               ============     ============     ============
SUPPLEMENTAL INFORMATION
         Cash paid for interest                                $    508,898     $  1,787,846     $  1,534,482
                                                               ============     ============     ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
         FINANCING ACTIVITIES

Conversion of debentures and demand notes into common stock    $    800,000     $       --       $       --
                                                               ============     ============     ============
Issuance of common stock for fees and services                 $    151,500     $       --       $       --
                                                               ============     ============     ============
Issuance of common stock for note payable                      $    145,280     $       --       $       --
                                                               ============     ============     ============
Sale of inventory parts for note receivable                    $    350,000     $       --       $       --
                                                               ============     ============     ============
Issuance of common stock for subscriptions receivable          $  4,350,500     $       --       $       --
                                                               ============     ============     ============
Issuance of common stock for commission                        $      6,604     $        228     $       --
                                                               ============     ============     ============

                                 - Continued -
See accompanying notes to consolidated financial statements.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                    Years ended June 30, 1996, 1995 and 1994

                                                              1996         1995          1994
                                                            --------    ----------    ----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES  - Continued

Purchases of property and equipment for notes payable       $ 59,337    $  511,047    $     --
                                                            ========    ==========    ==========
Issuance of common stock to employees                       $   --      $     --      $  193,365
                                                            ========    ==========    ==========
Issuance of common stock in satisfaction of amounts
    due to shareholder                                      $   --      $   60,000    $     --
                                                            ========    ==========    ==========
Redemption of preferred stock in connection with
    employee settlement                                     $   --      $   25,000    $     --
                                                            ========    ==========    ==========
Issuance of preferred stock in satisfaction
    of notes payable and accounts payable                   $   --      $1,049,464    $  360,993
                                                            ========    ==========    ==========
Redemption of preferred stock in satisfaction
    of notes receivable and interest                        $   --      $3,673,500    $1,416,679
                                                            ========    ==========    ==========

Conversion of debentures to demand notes payable            $   --      $  615,000    $     --
                                                            ========    ==========    ==========

Line of credit converted to long term debt                  $   --      $1,024,750    $     --
                                                            ========    ==========    ==========

Issuance of preferred stock for dividends                   $   --      $  182,747    $     --
                                                            ========    ==========    ==========

Sale of SMI for notes payable                               $   --      $1,570,000    $     --
                                                            ========    ==========    ==========
Preferred stock ($268,125) and notes payable ($150,000)
    portion of consideration for repurchase of 20% of CM    $   --      $  418,425    $     --
                                                            ========    ==========    ==========
Purchase of inventory in exchange for
    preferred stock                                         $   --      $     --      $4,069,975
                                                            ========    ==========    ==========
Issuance of common stock in connection with
    purchase of APC                                         $   --      $     --      $1,800,000
                                                            ========    ==========    ==========
Issuance of common stock in connection with
    purchase of 20% of FFL                                  $   --      $     --      $   30,000
                                                            ========    ==========    ==========
Issuance of common stock in connection with
    purchase of CM                                          $   --      $     --      $  370,000
                                                            ========    ==========    ==========

                                 - Continued -
See accompanying notes to consolidated financial statements.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                    Years ended June 30, 1996, 1995 and 1994

                                                           1996      1995        1994
                                                          ------    ------     -------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES  - Continued

Market value of common stock issued in excess
    of cash received in connection with
    financing agreement                                   $  --     $  --     $   97,720
                                                          ======    ======    ==========

Contribution of capital in connection with sale of CWI    $  --     $  --     $  135,346
                                                          ======    ======    ==========
Receipt of note receivable in connection with
    sale of billboard sign technology                     $  --     $  --     $  225,000
                                                          ======    ======    ==========
Receipt of note receivable in connection with
    sale of 20% of CM stock discounted to
    $417,000                                              $  --     $  --     $  417,000
                                                          ======    ======    ==========
Receipt of notes receivable in connection with
    sale of land                                          $  --     $  --     $1,572,309
                                                          ======    ======    ==========
Receipt of note receivable in connection with
    sale of CWI                                           $  --     $  --     $  125,000
                                                          ======    ======    ==========

See accompanying notes to consolidated financial statements.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                  (FORMERLY ENHANCED ELECTRONICS CORPORATION)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Principles of Consolidation

  Curtis Mathes Holding Corporation (formerly Enhanced Electronics Corporation) was formed on July 13, 1984, to operate in the entertainment industry. The Company discontinued this line of business in 1988, acquired rent-to-own operations which were subsequently discontinued, and was deemed to have reentered the development stage effective July 1, 1990.

  The Company was no longer considered to be in the development stage following the acquisition of operating subsidiaries FFL, Inc. (FFL) and Southwest Memory, Inc. (SMI) in December 1992. In November 1993, the Company acquired 100% of the common stock of Curtis Mathes Corporation ("CM") (20% was subsequently sold). In June 1995, the Company reacquired the outstanding 20% to regain 100% ownership of Curtis Mathes. In December, 1994, the Company sold SMI (see Note 3).

  During 1996, the Company operated principally as a wholesale distributor in the consumer electronics industry through its 100% owned subsidiary Curtis Mathes Corporation ("CM"). The Company also owns 100% of FFL, which was involved in real estate and financing transactions in prior years but which is now inactive. The Company has other subsidiaries which have been relatively inactive. Towards the latter half of fiscal 1996, the Company redirected its focus toward a new product called Uniview which allows the user, through the use of their TV remote control, to 'surf the Internet', receive E-Mail, or to search for movies or programs featuring specific subjects, stars or ratings. The Company intends to continue on a reduced scale its traditional wholesale distributor business as well. (See Note 2).

  The accompanying financial statements include the accounts of Curtis Mathes Holding Corporation and its subsidiaries. These entities are collectively referred to herein as "the Company". All material intercompany accounts and transactions are eliminated in consolidation.

  Cash Equivalents

  The Company considers all highly liquid debt instruments having an original maturity of three months or less when purchased to be cash equivalents for purposes of the statement of cash flows.

  Inventory

  Inventories are stated at the lower of average cost or market.

  Property and Equipment

  Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to seven years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Trademark

  Trademark represents the value considered to arise from the Curtis Mathes Corporation name and reputation and consists of the excess of the purchase price paid over the estimated fair market value of identifiable net assets acquired in connection with the acquisition of Curtis Mathes Corporation. The excess purchase price includes amounts currently being paid to Deutsche Financial Services ("DFS"), (previously ITT Commercial Finance Corporation) and unsecured creditors in accordance with the Curtis Mathes Corporation reorganization (see Note 16). The trademark value is amortized on a straight-line basis over 20 years. Amortization of the trademark for the years ended June 30, 1996, 1995 and 1994 amounted to $244,264, $206,284, and
  $146,286, respectively.

  On an on-going basis, management reviews recoverability, the valuation and amortization of the trademark. As a part of this review, the Company considers the undiscounted value of the projected future net earnings in evaluating the value of the trademark. If the undiscounted future net earnings is less than the stated value, the trademark would be written down to its fair value.

  Income Taxes

  The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and income tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

  Financial Instruments with Off-Balance-Sheet Risk

  In the normal course of business, CM is a party to financial instruments with off-balance sheet risk to meet the financing needs of the CM dealers. These financial instruments principally include obligations to repurchase defaulted dealer receivables and inventory financed under CM's dealer floorplan agreement with DFS.

  CM's exposure to credit loss in the event of nonperformance by CM dealers with respect to the repurchase obligations is represented by the contractual amount of the instruments as discussed in Note 16. CM uses the same credit policies in evaluating its guarantees as it does for financial instruments reflected in the Company's financial statements.

  Sale of Accounts Receivable

  Historically, the Company has sold a significant portion of its accounts receivable to a finance company on a recourse basis, with an option to repurchase the receivables. The Company does not remove the accounts from its balance sheet until the accounts are collected by the finance company or written off as uncollectible. The Company records a payable for the proceeds of receivable sales, pending collection of the receivable. At June 30, 1996, no accounts receivable are factored under this arrangement.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Net Income (Loss) Per Common Share

  Net income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during each respective year. Net income (loss) for purposes of the computation of income (loss) per share is reduced for preferred stock dividends of $300,040, $78,188 and $121,329 ($0.02, $0.01 and $0.01 per common share) for the years ended June 30, 1996, 1995, and 1994, respectively. Fully diluted loss per share for the years ended June 30, 1996, 1995 and 1994 is the same as primary loss per share since the assumed conversion of common stock warrants would be anti-dilutive.

  Quasi Reorganization

  Effective July 1, 1993, the stockholders and directors of the Company approved a plan of quasi reorganization. Pursuant to the plan, all assets and liabilities as of that date were adjusted to estimated fair value (such adjustments were nominal) and an accumulated deficit of $4,140,595 was removed from the balance sheet with a corresponding charge to additional paid-in capital.

  Accounting Standards Not Yet Adopted

  In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1997 fiscal year. The Company expects to adopt SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 is not expected to impact the Company's balance sheet or statement of operations.

  Use of Estimates and Assumptions

  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

  Fair Market Value of Financial Instruments

  The carrying amount for cash and cash equivalents, notes receivable, and long term debt is not materially different than fair market value because of the short maturity of the instruments and/or their respective interest rate amounts.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Restatement of the year ended June 30, 1994 financial statements

  The Company previously restated and reissued its fiscal 1994 financial statements. Amendments to those financial statements are included throughout these financial statements as applicable. The adjustments relate principally to gains reported on related party transactions and the proper accounting thereof. These financial statements also include additional adjustments for fiscal 1994 for the related party transactions in response to comments by the Securities and Exchange Commission.

2. BUSINESS AND RECAPITALIZATION

  As reflected in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $5,887,313, $4,409,585 and $1,009,042 during the years ended June 30, 1996, 1995 and 1994, respectively. During 1996 and 1995, the Company also used substantial cash in operations. Revenues from its traditional business declined significantly during 1996. During the second half of fiscal 1996, the Company redirected its focus toward a new product, Uniview. This refocus by the Company and resulting recapitalization through the issuance of common and preferred stock for cash and the conversion of debt to equity has significantly improved the current financial condition of the Company. The Company's ability to continue as a going concern in the long term will be based on its ability to capitalize on this new direction and capture a portion of this market going forward.

3. ACQUISITIONS AND DISPOSITIONS

  CM and WRC

  In November 1993, the Company acquired 100% of the common stock of CM and substantially all of the assets of Whitaker Repair Company, Inc. ("WRC"), which provided warranty repair services under the CM warranty program, in exchange for a total cash payment of $1,500,000. The Company also capitalized approximately $555,000 of costs directly associated with the acquisitions which included $370,000 recorded for the issuance of 92,500 shares of the Company's common stock to brokers involved in the transaction resulting in a total cost of acquisition of approximately $2,055,000. Prior to and at the time of the acquisition of CM, no relationship existed between the Company and CM. In connection with its acquisition, the Company adopted the reorganization plan of CM in accordance with CM's October 1, 1992 reorganization. As a result of the purchase and resultant adoption of the plan of reorganization, the Company is required to pay on a monthly basis 1.5% of its sales to the trustees. (See further discussion at Note 16). Significant identifiable assets of CM and WRC that were acquired included inventory, leasehold improvements and accounts receivable. The acquisitions of CM and WRC were accounted for as purchases and the operations of each are included in the consolidated financial statements beginning November 1, 1993. The Company recorded costs in excess of net assets acquired of approximately $3,747,000, the amount of the purchase price in excess of the estimated fair market value of the net assets acquired.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.    ACQUISITIONS AND DISPOSITIONS - Continued

  CM and WRC - Continued

  The following unaudited proforma financial information has been prepared as if the acquisition of CM and WRC occurred at the beginning of 1994 as follows:

      Revenues                                                     $ 87,615,000
      Net income (loss) attributable to common stockholders        $   (322,000)
      Net income (loss) per share attributable to common
        stockholders (after effect of preferred stock dividends
        in arrears of $121,329)                                    $      (0.04)

  Proforma financial information including the effect of the disposition of SMI effective December 31, 1994 is as follows:

      Revenues                                                     $ 23,329,000
      Net income (loss) attributable to common stockholders        $ (1,022,000)
      Net income (loss) per share attributable to common
        stockholders (after effect of preferred stock dividends
        in arrears of $121,329)                                    $      (0.13)

  Effective March 15, 1994, the Company sold 20% of the common stock of CM to Associates Funding Group, Inc. ("AFG", a company controlled by D. Ronald Allen ("Ron Allen"), a shareholder of the Company) in exchange for a note receivable of $417,000. The gross note receivable amount of $1,100,000 was discounted to $417,000 to record the transaction at the Company's basis which also approximates fair market value. The note receivable and related accrued interest were repaid in fiscal 1994 by the redemption of 1,100 shares the Company's Series B Preferred Stock acquired from Charter World International, Ltd. ("Charter") as further discussed in Note 12. As the sale was concluded with a corporation affiliated through common ownership, the sale transaction has been recorded at the Company's proportionate cost basis of CM. Accordingly, no gain was recorded in connection with this sale.

  The sale arose out of discussions with an Asian investor concerning a manufacturing facility joint venture in which the investor would also participate in the ownership of CM, to further tie their investment and CM together. The investor was to make its investment through AFG and the 20% interest in CM was transferred to AFG in anticipation of this investment. The transaction for the manufacturing facility did not materialize and the 20% interest in CM was ultimately repurchased by the Company in June 1995. (See also Note 13).

  The Company reacquired the outstanding 20% interest in CM for a total of $568,125 consisting of 97,500 shares of Series G preferred stock, a $150,000 promissory note, and $151,000 cash. The consideration has been capitalized to trademark and will be amortized on a straight line basis over 20 years. The 97,500 Series G preferred shares were valued at the number of common shares assuming conversion at average common share prices at the closing date.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.    ACQUISITIONS AND DISPOSITIONS - Continued

  APC

  Effective September 30, 1993, the Company acquired 100% of the common stock of Advanced PC Products, Inc. ("APC") in exchange for 450,000 shares of the Company's common stock. The Company and APC were unrelated at the time of acquisition. APC is engaged in the distribution and sale of hardware products and parts and software for personal computers. The stock issued by the Company was recorded at $1,800,000, which represented the quoted value of the shares at date of closing.

  The Company originally acquired APC from Mr. Liu to expand the Company's product line to include computers that would be sold nationally through the CM dealer network. After operating the business for a period of time, however, it became evident that too much on-site installation was required to move the business beyond a regional level. As a result of this and other philosophical differences between CM and Mr. Liu over the direction of the Company, it was determined that the best solution was to sell APC. Mr. Liu desired to reacquire APC and agreed to reimburse the Company for $250,000 in management expenses incurred at the corporate level.

  In May, 1994, the Company transferred 100% of its APC common stock to QAG, Inc., a company owned by Ron Allen, a shareholder of the Company, in exchange for 100% of newly issued preferred stock of APC. The preferred stock earned 4% cumulative dividends, had a $2,240,000 liquidation preference, had no voting rights nor conversion privileges and could be redeemed at the sole option of APC. Concurrently, the operating assets and liabilities of APC were sold to Mr. Liu and APC acquired $2,240,000 of the Company's Series B preferred stock from Charter (See Note 12), which served as collateral for the Company's investment in APC's preferred stock. APC generated net income of approximately $375,000 during the period that it was operated by the Company's management. The Company also received a note receivable of $250,000 discounted to $1.00 (the note was discounted to $1.00 as the settlement of the note receivable was for preferred stock with a related party) as reimbursement for management expenses (which is an allocated amount substantially indistinguishable from the general operating expenses of the Company). As the sale was conducted with a corporation affiliated through common ownership, the sale transaction has been recorded at the Company's cost basis of $2,175,000 (initial cost of $1,800,000 plus $375,000 in net income generated by the Company) which approximates fair market value. Fair market value approximates cost plus earnings because the original purchase of APC was with an unrelated third party, and the purchase and sale date are separated by a relatively short period. Accordingly, no gain on sale was recorded in connection with this transaction. The discounted note receivable of $1.00 (see Note 6) was settled during fiscal year 1995 through the redemption of Series B preferred stock also acquired from Charter.

  The $2,240,000 Series B preferred stock of the Company held by APC is considered a "de facto" redemption against the preferred stock investment of $2,240,000 held in APC, and, accordingly, at June 30, 1994, the investment in APC has been reflected as a reduction of stockholders' equity. During 1995 the $2,240,000 Series B preferred stock was redeemed against the $2,240,000 investment in APC.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.    ACQUISITIONS AND DISPOSITIONS - Continued

  CWI

  CWI Partners, Inc. ("CWI") was incorporated effective April 17, 1992. The primary asset created in connection with this entity was the licensed ability of the Company to operate as a mutual fund. The net earnings of CWI since acquisition to the date of its sale were nominal. Effective March 31, 1994, the Company sold its interest in CWI to an unrelated entity for cash of $25,000 and a note for $125,000. The entity defaulted on the note and sold CWI to AFG. As the sale was ultimately concluded through the redemption of preferred stock from a related party, the transaction has been recorded at the Company's cost basis with the note being discounted to a nominal amount equal to the par value of the preferred stock ultimately redeemed against it, $125.00. Accordingly, no gain on sale was recorded in connection with the transaction.

  IDL

  In July 1993, the Company formed ID Logic, Inc. ("IDL") with Ilya K. Drapkin ("Ilya Drapkin"), an individual (also an employee of SMI) who owned the marketing and trademark license rights to a radio tuning product. The Company was issued 80% of the common stock of IDL and agreed to purchase $3,000,000 of preferred stock. The Company paid $100,000 for preferred stock in July 1993 and agreed to pay for the remaining $2,900,000 in installments through November 1994. During the year ended June 30, 1994, $150,000 of additional preferred stock was purchased. Subsequent to June 30, 1994, as a result of the Company's redirected strategic focus, the Company agreed to release its marketing rights to the technology and was released from its obligation to purchase additional preferred stock. During 1996, the investment in preferred stock was written off.

  SMI and FFL

  In December 1992, the Company acquired 100% of the common stock of SMI by issuing the sole shareholder 500,000 shares of the Company's common stock and granting him an employment agreement that included contingent consideration based on future earnings of SMI (SMI was disposed of in 1995). In connection with the acquisition of SMI, the Company also acquired 80% of FFL by issuing 500,000 shares of its treasury stock and making cash payments to the seller of $88,000. An additional payment of $25,000 was also made in connection with the acquisitions. Of the treasury shares issued, 307,500 shares were acquired from the president of the Company for approximately $19,000 in order to facilitate the transaction. There was no relationship between the Company and its affiliates and SMI and FFL prior to and at the time of the acquisitions of SMI and FFL.

  The 1,000,000 shares of common stock issued by the Company to acquire SMI and FFL were recorded at approximately $33,000, which represented the estimated fair market value of the combined net assets acquired and the other costs related to the acquisition of $113,000. The Company acquired the remaining 20% interest in FFL during 1994 by issuing an additional 120,000 shares of its common stock, valued at $30,000, which represented the quoted value of the shares at that time.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.    ACQUISITIONS AND DISPOSITIONS - Continued

  SMI and FFL - Continued

  Effective December 31, 1994, the Company sold back to its former owner, Ilya Drapkin, 100% of the issued and outstanding capital stock of SMI, its electronic components division, pursuant to a Memorandum of Stock Sale Agreement. The consideration received consisted of two promissory notes totaling $1,570,000. One promissory note for $500,000 (bearing interest at 7.5%) was collected in cash during fiscal 1995. The remaining balance of the second promissory note is due in quarterly installments of $145,280, bears
  interest at 7.5% and is guaranteed by Charter.  (See Note 6).   At June 30,
  1996, the note is in default as no payments have been received after the first quarterly payment was remitted. The Company has established a reserve equal to the remaining balance (plus accrued interest) of $613,114 at June 30, 1996.

      Revenues for SMI for the period ended December 31, 1994 and the year ended June 30, 1994 are as follows:

                                           December 31,
                                              1994                     1994
                                           -----------             -----------
  REVENUES                                 $34,230,595             $64,286,266
                                           ===========             ===========

  The assets and liabilities at December 31, 1994 (disposition date) and June 30, 1994 of SMI are as follows:

  ASSETS
   Cash                                    $    11,992             $   514,771
   Trade accounts receivable, net            5,210,953               3,945,074
   Inventory, net                              511,442                 702,058
   Other current assets                         62,301                 195,673
   Property and equipment                      113,454                 100,751
   Other assets                                398,337                 353,362
                                           -----------             -----------
      Total assets                         $ 6,308,479             $ 5,811,689
                                           ===========             ===========
LIABILITIES
   Advances on lines of credit             $ 3,766,678             $ 2,350,695
   Trade accounts payable                      987,288               1,948,727
   Due to CMH                                1,115,639               1,233,632
   Other                                        82,973                   5,288
                                           -----------             -----------
        Total liabilities                  $ 5,952,578             $ 5,538,342
                                           ===========             ===========

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. ACQUISITION AND SALE OF REAL ESTATE

  During the year ended June 30, 1993, through a newly created subsidiary JH&BC Corp, the Company purchased land from an entity related to Ron Allen, a shareholder, for $1,200,000 based upon an independent appraisal value. Management was considering the acquisition of CM at this time and one of the pad sites was projected to be the location of a CM company owned super store. In connection with the purchase of the land, 850 Series E Preferred shares totaling $850,000 were issued by the Company as partial consideration (see
  Note 13) with the balance being settled by notes payable and cash.

  The property was sold to an entity related to Ron Allen. As the sale was entered into with a related party and involved the Company's preferred stock, the sale was recorded at the Company's cost which approximated fair market value. Accordingly, no gains were recorded in connection with the transaction. Ultimately, the Company abandoned its plan for a CM Company Super Store at that location.

  During the year ended June 30, 1994, for investment purposes the Company also purchased land from an unrelated company and subsequently sold the land to a company affiliated through Ron Allen. This sale was recorded at the Company's cost which approximated fair market value. Accordingly, no gains were recorded in connection with this sale.

  Subsequent to June 30, 1994, the amounts due to the Company in connection with these sales were settled partially through redemption of Series E preferred stock and partially as a reduction of amounts due by the Company. The Series E preferred stock was required to be redeemed upon sale of the land by JH&BC Corp. During 1995, the note receivable was redeemed against the preferred stock.

5. RESTRICTED CASH

  In accordance with CM's plan of reorganization (see Note 16), a post-petition warranty bank account was established and funded for the purpose of securing payment of warranty claims on units sold by CM during the period from January 28, 1992 to September 30, 1992. The post-petition warranty account is to be used for no other purpose than paying valid warranty claims on units sold during the period CM was in bankruptcy. During 1996, based on the availability of funds versus expected future payments, the Company obtained permission from the disbursing agent, (Ron Allen, a related party), to use funds for payment of warranty claims arising out of other periods in addition to those specified in the plan of reorganization. Any surplus funds remaining in the post-petition warranty account on February 1, 1997, shall vest with the reorganized Curtis Mathes Corporation.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. NOTES RECEIVABLE

  Notes receivable at June 30, 1996 and 1995 consist of the following:

                                                                                 1996             1995
                                                                              ----------       ----------
  Note receivable from Inman's Corporation, non-interest earning, with bi-monthly installments of $8,250, secured by parts
   inventory and proceeds from sale of parts inventory.                         $350,000           $    -

  Note receivable from employee, earning interest at 9.5%,
   secured by automobile.                                                          4,807                -

  Unsecured note receivable in connection with sale of SMI,
   earning interest at 7.5%, with quarterly installments of
   $145,280, including interest, pledged as security for
   note payable to DFS (See Note 9)                                                   --            944,783

  Note receivable from BC&Q, Corp., affiliated with Ron
   Allen, due on demand                                                               --             25,000
                                                                               ---------          ---------
                                                                                 354,807            969,783
   Less current portion                                                         (354,807)          (606,119)
                                                                               ---------          ---------
   Long-term portion                                                            $     --           $363,664
                                                                               =========          =========

7. INVENTORY

  Inventory at June 30, 1996 and 1995 consists of the following:

                                                         1996           1995
                                                     -----------    -----------
   Consumer electronic products                      $   646,929    $ 4,822,073
   Electronic components                                    --          752,749
   Furniture                                                --            4,637
                                                     -----------    -----------
                                                         646,929      5,579,459
   Less reserve for excess and obsolete inventory           --         (282,457)
                                                     -----------    -----------
                                                     $   646,929    $ 5,297,002
                                                     ===========    ===========

  Also see Note 9.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. PROPERTY AND EQUIPMENT

  Property and equipment at June 30, 1996 and 1995 consist of the following:

                                                       1996             1995
                                                    -----------     -----------
  Equipment                                         $ 1,198,566     $ 1,109,192
  Vehicles                                                7,500         391,114
  Furniture and fixtures                                 49,690          49,690
  Leasehold improvements                                 71,692          70,464
                                                    -----------     -----------
                                                      1,327,448       1,620,460
  Less accumulated depreciation and amortization       (671,346)       (356,738)
                                                    -----------     -----------
   Net property and equipment                       $   656,102     $ 1,263,722
                                                    ===========     ===========

  Equipment under capital leases included above at June 30, 1996 and 1995 amounted to $323,761, and the related accumulated amortization amounted to $272,401 and $152,561, respectively.

  Depreciation expense for the years ending June 30, 1996, 1995 and 1994 totaled $391,331, $275,488 and $110,642, respectively.

9. BORROWING ARRANGEMENTS AND DEBT

  Until March 1996, the Company utilized a line of credit payable to Deutsche Financial Services ("DFS"), previously ITT Commercial Finance Corporation. Borrowings outstanding under the line of credit were collateralized by inventory of CM and at June 30, 1995 amounted to $4,705,405. Principal payments on the line of credit were due to DFS as inventory was sold by CM. Interest at prime plus 1.75% (10.75% at June 30, 1995) was payable monthly. During 1996, the Company negotiated a settlement agreement with DFS, whereby all but $500,000 of the unpaid balance was forgiven, subject to payment in full of the remaining $500,000 on or before April 8, 1997, resulting in a deferred gain of $1,252,461. The deferred gain will be recorded as an extraordinary gain on extinguishment of debt once the $500,000 is settled in full.

  The Company has an arrangement with Fidelity Funding, Inc. ("Fidelity") pursuant to which it assigns accounts to Fidelity for collection on a recourse basis. Fidelity charges interest on outstanding advances at prime plus 7% (15.25% at June 30, 1996). Fidelity advances 80% of the uncollected accounts receivable assigned. Amounts due to Fidelity are collateralized by financed accounts receivable. The Company has no outstanding balance at June 30, 1996, but the arrangement is available at the Company's option. The outstanding balance at June 30, 1995 was $314,024.

  The Company had debentures with an outstanding balance of $555,000 at June 30, 1995. During 1996, all of the debentures were converted into the Company's common stock.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. BORROWING ARRANGEMENTS AND DEBT - Continued

  Long-term debt at June 30, 1996 and 1995 consists of the following:

                                                                                  1996           1995
                                                                                --------       --------
  Note payable to an individual with imputed interest of 10%, payable in
   monthly installments of $1,458, unsecured                                    $ 66,455       $   --

  Note payable to a financial institution with interest at 10.9%, payable in
   monthly installments of $2,677, collaterized by equipment                      32,686           --

  Note payable to AIG Designs, Inc. with interest at 10%, payable in
   monthly installments of approximately $15,000, unsecured                      227,319           --

  Note payable to DFS with interest at prime (8.25% at June 30, 1996), payable in monthly principal installments of $33,000 plus interest,
   collaterized by a note receivable due from SMI and inventory                  300,000           --

  Note payable to a financial institution with interest at 12%, payable in quarterly installments of $145,280, collateralized by note
   receivable from SMI                                                              --          905,089

  Notes payable to a financial institution with interest ranging from
   12.75% to 13.5% payable in monthly installments of $7,846,
   collateralized by semi trucks and trailers                                       --          307,767

  Note payable to a financial institution with interest at 6%, payable in eight quarterly installments of principal of $58,778, plus interest,
   collateralized by certain inventory                                           367,697        411,451

  Notes payable to shareholders bearing interest at 13%, payable                    --          615,000
   on demand

  Note payable to Charter in connection with repurchase of 20% interest in CM, bearing interest at 9.5%, with principal and interest due
   October 5, 1995                                                                  --          150,000
                                                                             -----------    -----------
                                                                                 994,157      2,389,307
   Less current portion                                                         (807,847)    (1,552,879)
                                                                             -----------    -----------
   Long-term portion                                                         $   186,310     $  836,428
                                                                             =========== ===========

  During the year ended June 30, 1994, the Company paid approximately $49,000 in interest and financing fees to various corporations affiliated with Ron Allen.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. BORROWING ARRANGEMENTS AND DEBT - Continued

  The following is a schedule of maturities of long-term debt at June 30, 1996:

           1997                                            $807,847
           1998                                             143,766
           1999                                              13,866
           2000                                              15,318
           2001                                              13,360
                                                           --------
                                                           $994,157
                                                           ========

10.  PRE-PETITION LIABILITIES

  Pre-petition liabilities consisted of priority claims under CM's plan of reorganization to pay the administrative fee of the bankruptcy trustee and for Federal and state payroll taxes, state income and sales taxes, and state and local property taxes. As of June 30, 1996, stipulated amounts for each of these priority claims and administrative fees have been paid in full.

11.  ALLOWANCE FOR WARRANTY CLAIMS

  Warranty costs, where applicable, are recorded by CM upon the sale of the electronic products based on estimates of failure rates and costs to repair defective units. A simple average of the failure rates and repair costs is applied to the total number of units that are under warranty to establish the allowance for warranty claims.

  All electronic products sold up to the date of settlement with DFS (March, 1996) included a four year parts and labor warranty. Pursuant to CM's plan of reorganization, CM agreed to continue to extend a parts only warranty for the time period of the original warranties on units sold prior to CM's bankruptcy filing on January 27, 1992.

  The reorganized CM was required under the plan of reorganization to fully fund the cost of warranty claims for units sold during the period CM was in bankruptcy. In addition, CM's plan of reorganization provided that the reorganized CM fund in a segregated bank account an amount equal to 1.25% of gross electronic sales to pay warranty claims subsequent to the reorganization confirmation date (October 1, 1992). The remaining liability at June 30, 1996 represents the remaining four months of coverage until expiration of warranties in October, 1996.

  For the years ended June 30, 1996, 1995 and the eight months ended June 30, 1994, the Company provided for warranty allowance at a rate of approximately 2.5% of sales. Management believes that the reserve is adequate to cover potential warranty claims. Other current liabilities in the accompanying balance sheets include an allowance for warranty claims of $96,479 and $106,087 at June 30, 1996 and 1995, respectively and other long-term liabilities include an allowance for warranty claims of $257,915 and $423,095 at June 30, 1996 and 1995, respectively.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11.  ALLOWANCE FOR WARRANTY CLAIMS - Continued

  During fiscal 1996, the Company sold all of its remaining parts inventory on hand to a third party and outsourced repairs and parts servicing for all warranty obligations. The Company pays fees for the service and repair of warrantied units.

12.  RELATED PARTY TRANSACTIONS

  During 1996, the Company wrote off a $25,000 note receivable from BC & Q.

  During the year ended June 30, 1994, the Company issued 4,070 shares of Series B preferred stock to Charter in exchange for $4,069,975 of inventory. The inventory was valued at similar inventory purchased on a cash basis. Subsequent purchases on an accounts payable basis amounting to $1,827,250 were also made resulting in Charter accounting for approximately 10% of inventory purchased by SMI during the year ended June 30, 1994. Charter is related to the Company through business transactions conducted with the Company and other affiliates, its acquisition of 437,000 common shares in CMH, (acquired in connection with the APC disposition transaction) and its acquisition of the Company's preferred Series B stock.

  In 1994, the Company advanced $80,000 to an employee in connection with an employment agreement. The amount accrues to the individual at $20,000 per year and is being amortized over the same period. In connection with this employment agreement, the Company also issued 50,000 shares to this individual valued at $174,500 which is also being amortized over the same period.

  At June 30, 1994, an individual, Ilya Drapkin, a shareholder of CMH, owed the Company $121,389 for advances made by the Company. This amount was settled during the year ended June 30, 1995.

  During the year ended June 30, 1994, the Company sold technology in connection with billboard signs to Animated Systems & Presentations, Inc., a company affiliated with Phillip Scheldt, a shareholder and prior officer of the Company for $25,000 in cash and a note receivable of $225,000 which was collected subsequent to June 30, 1994. The transaction resulted in a realized gain of $250,000 which is reflected in the accompanying consolidated statements of operations as "gain on sales of assets". In connection with the sale, the Company received royalty payments which amounted to $300,000 during the year ended June 30, 1995.

  See Note 3 regarding sale of SMI.

  See discussion throughout financial statement footnotes concerning settlement of note receivable and payable.

  See Note 3 regarding reacquisition  of 20% of CM.

  See issuance of 120,000 shares for settlement of $60,000 due to the Company president, in Note 13.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13.  STOCKHOLDERS' EQUITY

  Preferred Stock

  The Company has 1,000,000 authorized shares of $1.00 par value cumulative preferred stock. The Company's articles of incorporation allows the board of directors to determine the number of shares and determine the relative rights and preferences of any series of preferred stock to be issued. In various transactions during 1994, the Company issued 4,070 shares of Series B preferred stock ("Series B") to Charter in exchange for $4,069,975 of inventory. The Company also issued 361 shares of Series B in satisfaction of a note payable of $360,993, and 1,417 shares of Series B were redeemed in satisfaction of certain notes receivable totaling $1,416,679 as described in
  Note 3.  In addition, 100 shares of Series B were redeemed for cash.

  In December 1992, the Company issued 140,000 shares of Series A Preferred Stock ("Series A") and 280,000 shares of common stock in a private placement for $140,000 in cash. Of the common shares issued, 220,000 had been acquired from the president of the Company for $13,700 to be used for the private placement. On March 31, 1993, the Company issued 5,000 shares of Series C preferred stock ("Series C") and 100,000 shares of common stock to a company owned by the president of the Company for $500,000 cash. During 1994, all shares of Series C were redeemed for cash.

  In June 1993, the Company issued 850 shares of Series E preferred stock ("Series E") as partial consideration for land acquired for investment and resale. Due to changes in circumstances in 1994, (see Note 4), at June 30, 1994, the 850 Series E preferred shares were classified as redeemable preferred stock. During the year ended June 30, 1995 the preferred stock was redeemed against the note receivable.

  During 1995, all outstanding Series B were converted into Series F preferred stock which provide for cumulative dividends of 4%. During the year ended June 30, 1995, Series F preferred stock ("Series F") was issued and redeemed in connection with payment of dividends, settlement of notes payable and notes receivable, settlement with an employee, and the cancellation of an investment in APC. In addition, $98,000 in Series F was also redeemed for cash.

  The remaining outstanding shares of Series F preferred stock was converted to Series G preferred stock ("Series G") which provides for cumulative dividends of 14% and has a liquidation preference of $10.00 per share. The Series G stock is convertible into the Company's common stock at $2.50 per share. In connection with the reacquisition of 20% of CM, 97,500 shares of Series G stock were issued. In addition, 96,563 shares of Series G were issued to AFG for cash proceeds of $675,000.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13.  STOCKHOLDERS' EQUITY - Continued

  Preferred Stock - Continued

  In May, 1996, AFG converted 97,500 shares of Series G preferred stock with an original basis of $568,125 to 390,000 shares of common stock. The Company issued 136,900 of these shares and canceled 253,100 shares in satisfaction of the remaining balance of a note receivable and accrued interest due from SMI. The preferred shares were previously held as collateral on the note receivable from SMI. During 1996, two additional series preferred stock were authorized, Series I (6,500 authorized) and Series H (70 authorized). During 1996, 55 and 5,385 Series H and I, respectively, were issued for cash proceeds of $1,782,500 and subscriptions receivables of $4,351,500.

  In addition, the Company paid $230,000 and issued 20,742 shares of Series G Preferred shares for the cancellation of 35,700 shares of Series G Preferred Stock owned by AFG and payment of past due dividends.

  Common Stock

  The Company issued 63,500 shares of common shares to employees during 1994. The shares were recorded at the quoted values, which totaled $193,365. Of this amount, $174,500 relates to an employment agreement with a four year term. Accordingly, such amount is being amortized on a straight-line basis over the related agreement.

  Also during the year ended June 30, 1994, 72,000 shares of common stock were issued to a finance company for cash of $125,000. The consideration received was less than market value and accordingly, the difference between the issue price and market value of $97,920 was capitalized as a financing fee and is being amortized over the two year life of the financing agreement. As of June 30, 1996, these fees have been fully amortized.

  All notes receivable outstanding as of June 30, 1994 issued in connection with companies related through common ownership and other affiliations with the Company as described in Note 3, to the extent ultimately settled through the return of the Company's preferred stock, have been offset against stockholders' equity which is consistent with the recording of credits in connection with these transactions as contributions to capital.

  During 1995, the Company issued 1,400,000 common shares for cash of $1,764,500. The Company also issued 120,000 shares to Custer Company, a company controlled by Pat Custer, a shareholder and president of the Company, in satisfaction of advances amounting to $60,000.

  During 1996, the Company issued 83,000 shares of common shares to employees as bonuses. The shares were recorded at par value, amounting to $830. During 1996, 12,204,100 common shares were issued for cash and settlement of a note payable. The Company issued additional shares in 1996 in connection with fees and services payable and conversion of debentures and demand notes as detailed in the consolidated statement of changes in stockholders equity.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13.   STOCKHOLDERS' EQUITY - Continued

    Common stock warrants issued and outstanding as of June 30, 1996 are as follows:

                Shares             Exercise Price            Issuance Date           Term
                ------             --------------            -------------           ----
               155,000                  3.940                  March 1994           5 years
                30,000                  3.125                  April 1994           5 years
                40,000                  3.125                   May 1994            5 years
                30,000                  3.125                  June 1994            5 years
                57,000                  3.000                  July 1994            3 years
                20,000                  2.250                February 1995          5 years
               105,000                  1.250                  April 1995           5 years
             1,240,800                  2.500                   May 1995            4 years
                13,600                  2.650                   May 1995            5 years
               720,000                  1.500                  June 1995            3 years
             1,020,000                  1.500                  July 1995            3 years
               124,000                  1.000                 August 1995           3 years
             1,250,000                  1.500                 August 1995           3 years
               700,000                  1.500                September 1995         3 years
             1,778,000                  1.500                 October 1995          3 years
               296,000                  1.500                November 1995          3 years
               100,000                  1.500                December 1995          3 years
             1,053,333                  1.500                  March 1996           3 years
               400,000                  1.500                  April 1996           3 years
                20,000                  0.500                   May 1996            3 years
                50,000                  1.500                   May 1996            3 years
                55,000                  3.000                   May 1996            3 years
                75,000                  3.280                   May 1996            5 years
                40,000                  4.500                   May 1996            3 years

   All warrants were issued with an exercise price equal to the quoted market price of the Company's common stock on the date of issue. During the year ended June 30, 1996, 1,887,000 warrants were exercised for total cash proceeds of $2,471,500. No warrants were exercised during 1995 or 1994.

   Dividends of $305,855 on preferred stock were paid during the year ended June 30, 1996. Dividends of $236,703 were paid during the year ended June 30, 1995, of which, $182,747 were paid through the issuance of additional preferred stock. Cumulative dividends in arrears as of June 30, 1996, 1995 and 1994 amounted to $26,081, $31,896 and $121,329, respectively.

14. INCOME TAXES

  The Company did not record a provision for income taxes during the years ended June 30, 1996, 1995 and 1994. A reconciliation of income tax expense computed by applying the U.S. federal tax rates to the pre-tax income from continuing operations and actual income tax expense is as follows:

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14. INCOME TAXES - Continued

                                                                  1996            1995           1994
                                                              ------------   -------------    ---------
        Tax expense (benefit) at statutory rate               $(2,177,000)   $  (1,707,000)   $(116,000)
        Difference in gain on sale of stock                            -             -          746,000
        Difference in gain on sale of real estate                      -             -           75,000
        Preferred stock discount                                       -             -          (67,000)
        Goodwill                                                       -             -           11,000
        Difference on sale of SMI                                      -           310,000          -
        Net operating loss carryforward                                -             -         (649,000)
        Valuation allowance                                      2,177,000       1,397,000           -
                                                              ------------   -------------    ---------
                                                              $        -     $         -      $      -
                                                              ============   =============    =========

        The components of the Company's deferred income taxes at June 30, 1996 and 1995 are as follows:

                                                     1996            1995
                                                 -----------     -----------
          Current:
              Inventory reserve                  $   (36,000)    $   104,000
              Note receivable reserve                227,000            --
              Other                                     --            28,000
              Valuation allowance                   (191,000)       (132,000)
                                                 -----------     -----------
                                                        --              --
                                                 -----------     -----------
          Noncurrent:
              Goodwill                              (310,000)       (298,000)
              Depreciation                           (53,000)        (17,000)
              Warranty reserve                        95,000         196,000
              Net operating loss carryforward      5,565,000       3,281,000
              Valuation allowance                 (5,297,000)     (3,162,000)
                                                 -----------     -----------
                                                        --              --
                                                 -----------     -----------
          Total                                  $      --       $      --
                                                 ===========     ===========

   At June 30, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $14,400,000 which may be used to offset future taxable income, subject to the provisions of Internal Revenue Code Section 382, and will expire in various amounts in the years 2000 through 2011 if not utilized. The total change in the valuation allowance for the years ended June 30, 1996, 1995 and 1994 amounted to $2,194,000, $2,451,000 and $(591,000) respectively.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

15.  COMMITMENTS AND CONTINGENCIES

   In the normal course of business, CM transfers receivables from qualified dealers to DFS and Fidelity Funding, Inc. under a repurchase agreement.
   The agreements require CM, in the event of default by the dealer, to repurchase property that is collateral (inventory consisting of consumer electronic products) for the financing provided to the Curtis Mathes dealer. CM is contingently liable to DFS and Fidelity Funding, Inc. for the portion of the receivable that is defaulted through non payment or non recovery of the collateral. The maximum contingent liability at June 30, 1996 was approximately $2,155,000.

   In conjunction with the settlement agreement with DFS, all dealer financing programs were canceled effective August 1, 1996.

   During fiscal 1996, the Company entered into a license agreement to obtain certain Uniview technology for an original period of five years. Under the terms of the agreement, royalties of 3% of all sales of the product will be remitted to the licensor. In June, 1996, the Company paid an advance royalty of $500,000 (included in prepaid expenses and other in the accompanying consolidated balance sheet) that will be applied to future royalties due once sales begin.

   During fiscal 1996, the Company entered into an agreement to obtain advertising in exchange for $710,400 in cash and $719,400 in CM electronic component inventory. Advertising is to be received prior to December 31, 1997.

   In the normal course of business, the Company is involved in various product liability lawsuits, the cumulative effect of which when ultimately settled will not, in management's opinion, be material to the Company's financial position and results of operations. The Company has accrued $150,000 in connection with these items which is management's estimate of the ultimate aggregate settlement amount.

   The Company has been named as a potentially responsible party to an environmental claim involving the State of Texas. Management believes that any potential liability was discharged in the CM bankruptcy.

   The Company leases equipment under capital leases and office and purchase facilities under long-term noncancelable operating leases. The leases carry no renewal options. During 1995, the Company entered into a lease which consolidated certain purchasing and office facilities.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

15.  COMMITMENTS AND CONTINGENCIES - Continued

   The following is a schedule of future minimum lease payments at June 30, 1996:

                                                                         Operating
                                                Operating                sub-lease            Capital
                                                 leases                   income               leases
                                               ----------               ----------          ----------
       1997                                     $ 454,181                $(41,322)           $ 199,102
       1998                                       356,767                  (1,722)              35,987
       1999                                       318,290                     --                19,223
       2000                                       158,026                     --                   --
       2001                                          --                       --                   --
                                               ----------                --------            ---------
                                               $1,287,264                $(43,044)             254,312
                                               ==========                ========
       Less amount representing interest                                                       (55,949)
                                                                                             ---------
       Present value of net minimum lease payments
          including current maturities of $109,487                                           $ 198,363
                                                                                             =========

   Rental and lease expense under operating leases for the years ended June 30, 1996, 1995 and 1994 was approximately $459,108, $410,000 and $267,000, respectively.

16.  CURTIS MATHES CORPORATION REORGANIZATION

   On October 1, 1992, the Bankruptcy Court for the Eastern District of Texas confirmed CM's plan of reorganization ("Plan"), subject to certain positive and negative covenants. The Plan provided for the following key provisions which affect the ongoing operations of the reorganized CM.

   Warranty Costs

   The reorganized CM assumed the warranties for the original warranty periods for units that were sold prior to CM filing for bankruptcy (pre-petition). The warranty assumed covers parts with a cost in excess of $15 for the remaining term of the warranty period.

   Treatment of DFS Allowed Unsecured Claim

   The DFS allowed unsecured claim is identified as "class twelve" in the Plan and cannot exceed $2,600,000. Beginning on the effective date of the Plan, CM was required to contribute up to $400,000 as needed to fund anticipated losses on certain specific home entertainment units financed by DFS. Additionally, in February 1993, CM began remitting to DFS on a monthly basis an amount equal to 1% of the Company's gross sales for the preceding month.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16.  CURTIS MATHES CORPORATION REORGANIZATION - Continued

   As of June 30, 1996, CM was current in making the remittances to DFS, which amounted to approximately $71,260 and $216,000 for the years ended June 30, 1996 and 1995, respectively, and approximately $136,000 for the eight month period ended June 30, 1994. The remaining liability at June 30, 1996 is approximately $1.5 million.

   This payment will be made to DFS for a period of 72 months from the effective date of the Plan or until the class twelve claim is paid in full. If the claim is repaid before the expiration of the 72 month period, the 1% payment will be remitted to the trustee for the benefit of the "class fourteen" creditors until the expiration of the 72 month period.

   Treatment of Allowed Claims of Unsecured Creditors

   The allowed claims of unsecured creditors are identified as "class fourteen"
   in   the Plan.  Beginning in November 1992, CM was required to deposit on a monthly basis with the trustee for the creditors' committee an amount equal to 1/2% of CM's electronic sales for the preceding month. As of June 30, 1996, CM was current in making the remittances, which amounted to approximately $36,000 and $108,000 for the years ended June 30, 1996 and 1995, respectively, and $96,000 for the eight month period ended June 30, 1994. This payment will be made by CM to the trustee for a period of 72 months from the effective date of the Plan.

17.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

   The Company's customers are located throughout the United States. No single customer accounted for 10% or more of the Company's net sales in 1996, 1995 or 1994.

   Financial instruments subject to credit risk consist primarily of cash, subscriptions receivable and notes receivable. Cash is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts (approximately $251,793 at June 30, 1996). To minimize risk, the Company places its cash with high credit quality financial institutions. Subscriptions receivable were all collected subsequent to year end. The significant portion of notes receivable is secured by the parts inventory included in the sale.

18.  BUSINESS SEGMENT INFORMATION

   During 1996, the Company was engaged primarily in the distribution of consumer electronic products and previously various real estate activities in the United States. The following tables set forth certain information with respect to the years ended June 30, 1996, 1995 and 1994:

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

18.  BUSINESS SEGMENT INFORMATION - Continued

                                       1996             1995              1994
                                   ------------     ------------     ------------
Net revenues:
  Consumer electronics             $  7,656,836     $ 21,267,244     $ 14,730,847
  Corporate                                --            300,000          250,000
                                   ------------     ------------     ------------
    Consolidated                   $  7,656,836     $ 21,567,244     $ 14,980,847
                                   ============     ============     ============
Operating loss:
  Consumer electronics             $ (3,478,435)    $ (2,281,536)    $    296,645
  Real estate and other                    --             (4,010)         415,353
  Corporate                          (1,825,445)        (931,956)        (661,906)
  Eliminations                             --               --           (256,016)
                                   ------------     ------------     ------------
      Total operating loss           (5,303,880)      (3,217,502)        (205,924)
  Less interest expense                (583,433)      (1,574,540)        (833,623)
  Add minority interest loss
    of subsidiary                          --            382,457           30,505
                                   ------------     ------------     ------------
      Loss from
      continuing operations        $ (5,887,313)    $ (4,409,585)    $ (1,009,042)
                                   ============     ============     ============
Identifiable assets:
  Consumer electronics             $  6,356,795     $ 12,334,861     $ 10,008,989
  Electronic components                    --               --          5,811,689
  Real estate and other                  29,487           55,713        1,236,752
  Corporate                           8,824,124        1,697,826        2,886,638
  Eliminations                             --               --         (1,683,847)
                                   ------------     ------------     ------------
                                   $ 15,210,406     $ 14,088,400     $ 18,260,221
                                   ============     ============     ============
Depreciation and amortization:
  Consumer electronics             $    436,122     $    317,483     $    152,401
  Electronic components                    --               --             49,653
  Real estate and other                   1,226              756           12,003
  Corporate                             207,780          158,775           42,871
                                   ------------     ------------     ------------
                                   $    645,128     $    477,014     $    256,928
                                   ============     ============     ============
Capital expenditures:
  Consumer electronics             $    194,667     $    742,432     $    145,817
  Electronic components                    --               --            105,972
  Real estate and other                    --               --               --
  Corporate                               1,228           67,943          197,428
  Less capital expenditures
    paid for other than by cash         (59,337)        (511,047)            --
                                   ------------     ------------     ------------
                                   $    136,558     $    299,328     $    449,217
                                   ============     ============     ============

  Operating loss for segment reporting purposes consists of revenues and other income, less all expenses except interest expense.

              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 19.   RETIREMENT PLAN

  Prior to bankruptcy filing in 1992, the Company had a defined benefit plan which covered substantially all full-time employees. The Company believed that all liability for funding of the Plan had been discharged in bankruptcy. However, it has been determined that funding of the plan for prior years service has not been relieved. Therefore, the Company has accrued the amount of the unfunded plan liability as of January 1, 1995, resulting in recognition of approximately $171,000 in pension cost for the year ended June 30, 1996. As the plan covers former employee services, the plan liability at June 30, 1996 does not differ substantially from the actuarial report performed at January 1, 1995.

  The following table sets forth the funded status of the Company's defined pension plan as of January 1, 1995:

  Actuarial present value of benefit obligations:

                                                                      January 1,
                                                                         1995
                                                                      ---------
      Accumulated benefit obligation                                  $ 685,152
                                                                      ---------
      Projected benefit obligation                                    $ 685,152
      Plan assets at fair value                                         518,514
                                                                      ---------
      Excess projected benefit obligation                               166,638

      Increase due to an assumption change                                  883
                                                                      ---------
      Net pension liability                                           $ 167,521
                                                                      =========
      Net pension cost for 1996 included the following components:

      Funding deficiency accumulated in prior years                   $ 141,348
      Funding deficiency for 1994                                        32,827
      Net amortization and deferrals                                     (6,654)
                                                                      ---------
      Net pension cost                                                $ 167,521
                                                                      =========

The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75%. The plan's assets are invested in fixed income assets.

20.  SUBSEQUENT EVENTS

In July, 1996, 117,305 Series G Preferred shares were redeemed by the Company for $1,200,496 cash.

                                                                     SCHEDULE II
              CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                   Years ended June 30, 1994, 1995, and 1996


                            Balance at    Charged to  Charged to
                            beginning     costs and    to other                  Balance at
Description                  of year       expenses    accounts     Deductions   end of year
- -----------                  -------       --------    --------     ----------   -----------
Year ended June 30, 1994
 Allowance for doubtful
    accounts                $(164,601)    $  65,121    $    --      $    --      $ (99,480)
 Inventory obsolescence
    reserve                  (427,316)      121,389         --           --       (305,927)
 Note receivable reserve         --            --           --           --           --

Year ended June 30, 1995
 Allowance for doubtful
    accounts                  (99,480)      340,947         --        318,502      (77,034)
 Inventory obsolescence
    reserve                  (305,927)      250,208         --        173,955     (229,675)
 Note receivable reserve         --            --           --           --           --

Year ended June 30, 1996
 Allowance for doubtful
    accounts                  (77,034)         --         77,034         --           --
 Inventory obsolescence
    reserve                  (229,675)      118,672      111,003         --           --
 Note receivable reserve         --         613,114         --           --        613,114


*Note: deductions represent uncollectible accounts or inventories written off.

                    CURTIS MATHES HOLDING CORPORATION
               (FORMERLY ENHANCED ELECTRONICS CORPORATION)
                            AND SUBSIDIARIES

                              EXHIBIT INDEX

Exhibit                                                       Sequential
Number                   Description of Exhibits                    Page

2.1 Memorandum of Sale and Purchase Agreement (CMC) for the acquisition of Curtis Mathes Corporation (filed as Exhibit "A" to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.)

2.2 Memorandum of Sale and Purchase Agreement (WRC) for the acquisition of certain assets of Whitaker Repair Company, Inc. (filed as Exhibit "B" to the Company's quarterly report on Form 10-Q for the quarter ended D e cember 31, 1993 and incorporated herein by reference.)

2.3 Memorandum of Stock Sale Agreement for the sale of Southwest Memory, Inc. (filed as Exhibit "A" to the Company's current report on Form 8-K dated January 13, 1995 and incorporated herein by reference.)

2.4 Memorandum of Stock Sale Agreement dated February 27, 1996 for the sale of CM Transportation, Inc. to Q u ality Logistics Specialists, Inc. (filed as Exhibit "2.1" to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.)

3(i) Articles of Incorporation of the Company, as amended (filed as Exhibit "4.1" to the Company's Registration Statement on Form S-3 originally filed w i t h the Commission on June 20, 1996 and incorporated herein by reference.)

3(ii)     Bylaws   of   the   Company,  as amended  (filed  as
          Exhibit "3(ii)" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.)

4.1 Form of Common Stock Certificate of the Company (filed as Exhibit "4.2" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.)

4.2 Series A Preferred Stock terms and conditions (filed as Exhibit "4.3" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.)

4.3 Series G Preferred Stock terms and conditions (filed as Exhibit "4.7" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

4.4 Series H Preferred Stock terms and conditions (filed as Exhibit "4.4" to the Company's Registration Statement on Form S-3 originally filed with the Commission on June 20, 1996 and incorporated herein by reference.)

4.5 Series I Preferred Stock terms and conditions (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 originally filed with the Commission on June 20, 1996 and incorporated herein by reference.)

10.1      Sublicense  Agreement  dated  June  1,  1994 between
          SysPower Corporation and Animated Systems and Presentations, Inc. (filed as Exhibit "10.4" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.)

10.2** Written description of employment arrangement with Mr. Robinson (filed as Exhibit "10.5" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.)

10.3 Business Financing Agreement dated as of October 27, 1992 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.8" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.4 Amendment to Business Financing Agreement dated as of July 15, 1994 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.9" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.5 Addendum to Business Financing Agreement dated as of August 13, 1994 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.10" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.6 Letter Agreement dated as of September 19, 1994 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.11" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.7 Amendment to Business Financing Agreement dated as of January 17, 1995 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.12" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.8 Floorplan Purchase Agreement dated as of October 27, 1992 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.13" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.9 Amendment to Floorplan Purchase Agreement dated as of April 30, 1993 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.14" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.10 Financing Program Agreement dated as of October 27, 1992 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.15" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.11 Amendment to Financing Program Agreement dated as of November 6, 1992 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.16" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.12 Amendment to Financing Program Agreement dated as of April 15, 1993 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.)(filed as Exhibit "10.17" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.13 Amendment to Financing Program Agreement dated as of September 8, 1993 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.18" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incor-porated herein by reference.)

10.14 Revolving Credit and Security Agreement dated March 17, 1994 between Curtis Mathes Corporation and Fidelity Funding, Inc. (filed as Exhibit "10.19" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.15 Asset Purchase Agreement between Curtis Mathes Marketing Corporation and Hughes Training, Inc. dated as of October 25, 1994, relating to the purchase of the RealView technology (filed as Exhibit "10.20" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.16** Letter Consulting Agreement between the Company and Mr. Appel dated January 30, 1995 (filed as Exhibit "10.21" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.17 Trademark License Agreement dated June 1, 1994 between Curtis Mathes Corporation, as Licensor, and Animated Systems and Presentations, Inc., as Licensee relating to CM trademark license for LED sign systems (filed as Exhibit "10.25" to the Company's annual report, as amended, on Form 10-K/A for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.18 First Amended Partial Assignment of Rights Under Sublicense Agreement dated February 28, 1995 between Animated Systems and Presentations, Inc. and Curtis Mathes Marketing Corporation, relating to LED sign technology (filed as Exhibit "10.26" to the Company's annual report, as amended, on Form 10-K/A for the fiscal year ended June 30, 1995 and incorporated herein by reference.)

10.19 Trademark License Agreement dated February 28, 1995 between Curtis Mathes Corporation, as Licensor, and Curtis Mathes Marketing Corporation, as Licensee, relating to CM trademark license for RealView products and LED sign systems (filed as Exhibit "10.27" to the Company's annual report, as amended, on Form 10-K/A for the fiscal year ended June 30,
         1995   and   incorporated   herein  by reference.)

10.20* Trademark License Agreement dated April 17, 1996 between Curtis Mathes Corporation, as Licensor, and Curtis Mathes Marketing Corporation, as Licensee, relating to CM trademark license for UniView products.

10.21 Settlement and Release Agreement dated as of March 9, 1996 between the Company and Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp. (filed as Exhibit "10.1" to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.)

10.22* Contract for Sale of Goods dated March 15, 1996 between Curtis Mathes Corporation and R.S. Haas and Silverman Retail Consultants, Inc. for the sale of CM inventory in connection with DFS Settlement and Release Agreement.

10.23*   Letter of Intent dated  April 29, 1996 between Curtis
         Mathes Corporation, and Inman's Corporation relating to CM warranty service.

10.24*   Warranty Service Agreement dated May 10, 1996 between
         Curtis    Mathes    Corporation,    Warranty   Repair
         Corporation, and Inman's Corporation relating to CM warranty service.

10.25*   Memorandum  of  Asset  Purchase Agreement dated  June
         19, 1996  between  Warranty  Repair  Corporation  and
         Inman's Corporation relating to sale of WRC's parts inventory.

10.26*   Promissory Note from  Inman's Corporation to Warranty
         Repair Corporation dated June 19, 1996 relating to sale of WRC parts inventory.

10.27*   Security   Agreement  dated  June  19,  1996  between
         Inman's Corporation and Warranty Repair Corporation relating to sale of WRC parts inventory.

10.28* Technology License Agreement dated April 23, 1996 between Interactive Video Publishing, Inc., as Licensor, and Curtis Mathes Marketing Corporation, as Licensee, relating to UniView (Vista and KOSMOS) technology.

10.29* Trademark License Agreement dated April 23, 1996 between Curtis Mathes Corporation, as Licensor, and Interactive Video Publishing, Inc., as Licensee, relating to CM trademark license for Vista set-top units.

16       Letter  regarding  change  in  certifying  accountant
         (filed as Exhibit to the Company's current report on Form 8-K/A dated November 15, 1994 and incorporated herein by reference.)

21*      Subsidiaries of the Company.

27*      Financial Data Schedule.
_______________

*    Filed herewith.
** Management contract or compensation plan or arrangement required to be filed as a exhibit pursuant to Item 14(c).