Form 10-Q
period 1996-09-30
CURTIS MATHES HOLDING CORP
filed 1996-10-22
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                    Commission File Number 2-93668-FW

                    CURTIS MATHES HOLDING CORPORATION
          (Exact name of Registrant as specified in its charter)

                       Texas                          75-1975147
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)          Identification No.)

               10911 Petal Street,                        75238
                  Dallas, Texas                        (Zip Code)
     (Address of principal executive offices)

                              (214) 503-8880
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES   X    NO

     At September 30, 1996, there were 29,048,998 shares of Registrant's common stock outstanding.

                              GENERAL INDEX
                                                                 Page
                                                                 Number

                                 PART I.
                          FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                    3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                     7

                                 PART II.
                            OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                       8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     9

SIGNATURES                                                        9

EXHIBIT INDEX                                                    10

                    CURTIS MATHES HOLDING CORPORATION
                             and Subsidiaries

                     PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

A.   BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION

     The interim financial statements and summarized notes included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial  statements  be  read  in  conjunction  with  the  Consolidated
Financial Statements and the Notes thereto, included in the Company's Annual Report on Form 10-K for the preceding fiscal year. These interim financial statements and notes hereto reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results, however, should not be construed as necessarily indicative of future earnings.

CURTIS MATHES HOLDING CORPORATION
Consolidated Balance Sheets (Unaudited)
                                             September 30        June 30
                                                     1996           1996
ASSETS

Current Assets
     Cash and cash equivalents               $ 5,409,365         $ 4,150,481
     Subscriptions receivable                    558,000           4,351,500
     Accounts receivable                          34,837              48,445
     Notes receivable                            351,190             354,807
     Inventory                                   709,746             646,929
     Current portion of restricted cash            8,000              47,423
     Investments                                 550,769                  --
     Prepaid expenses and other                1,507,956             585,583

     Total current assets                      9,129,863          10,185,168

Long-term notes receivable                         3,145                  --

Property and equipment                         1,370,660           1,327,448
     Less depreciation                          (774,635)           (671,346)
Goodwill                                       4,915,755           4,915,755
     Less amortization                          (642,930)           (577,389)
Other assets                                         470              30,770

TOTAL  ASSETS                                $14,002,328         $15,210,406

CURTIS MATHES HOLDING CORPORATION
Consolidated Balance Sheets (Unaudited) - Continued

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current Liabilities
     Current maturities
         of long-term debt                   $   607,848         $   807,847
     Current maturities
         of obligations under capital
         leases                                  109,487             109,487
     Trade accounts payable                       54,218             134,522
     Accrued and other current liabilities       495,712             649,456
     Deferred gain                                    --           1,252,461

     Total Current Liabilities                 1,267,265           2,953,773

Long-Term Debt
     Obligations under notes payable,
         less current maturities                 124,966             186,310
     Obligations under capital leases,
         less current maturities                  84,876              88,876
     Other liabilities                           203,403             257,915

     Total Long-Term Liabilities                 413,245             533,101

Stockholders' Equity
   Preferred stock, cumulative,
      $1.00 par value; 1,000,000
      shares authorized:
        Series A, 140,000 shares
           (liquidation preference
           of $140,000)                      $   140,000         $   140,000
        Series G, zero and 117,305
           shares (liquidation preference
           of $0 and $1,173,050)                      --             117,305
        Series H,  14 and 55 shares
           (liquidation preference of
           $350,000 and $1,375,000)                   14                  55
        Series I, 1,293 and 5,385 shares
           (liquidation preference of
           $1,293,000 and 5,385,000)               1,293               5,385
        Series J, 620 shares issued
           September 1996 (liquidation
           preference $620,000)                      620                  --
   Common stock, $.01 par value;
      80,000,000 shares authorized;
      29,048,998 and 24,311,188 shares
      issued and outstanding at September
      30, and June 30, 1996                      290,490             243,112
   Additional paid-in-capital                 22,366,338          22,193,525
   Accumulated deficit, since July 1,
      1993 quasi reorganization in which
      an accumulated deficit of
      $4,140,595 was eliminated              (10,975,850)        (10,975,850)
     Current year profit (loss)                  498,913                  --
   Total Stockholders' Equity                $12,321,818         $11,723,532

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $14,002,328         $15,210,406

CURTIS MATHES HOLDING CORPORATION
Consolidated Statements of Operations (Unaudited)
                                                   Three Months Ended
                                             September 30        September 30
                                                     1996                1995
REVENUE
     Sales Revenues                          $ 2,090,383         $ 2,496,027
     Other Income                                     --              31,209

TOTAL  REVENUE                               $ 2,090,383         $ 2,527,236

COSTS  AND  EXPENSES
     Costs of Goods Sold                     $ 2,005,071         $ 2,259,372

     Amortization                                 65,541              61,248
     Financing Expense -
        Accounts Receivable                           --              32,250
     Financing Expense - Other                     9,833             344,964
     Freight Expense                              28,626             113,065
     Occupancy & Office Expense                  256,723             332,521
     Payroll & Related Expense                   257,396             466,621
     Professional Services/Fees                  134,497             319,132
     Travel & Entertainment                       36,216              23,425
     Taxes                                        20,000              36,000
     Warranty/Reorganization Provision            52,260              73,940
     Other Expenses                               45,038              59,226

TOTAL COSTS AND EXPENSES                     $ 2,911,201         $ 4,121,764

OTHER INCOME:
   Deferred gain on early payoff of debt       1,252,498                  --
   Interest income                                67,233                  --
TOTAL OTHER INCOME                             1,319,731                  --

INCOME/(LOSS) FROM CONTINUING OPERATIONS     $   498,913         $(1,594,528)

INCOME FROM DISCONTINUED OPERATIONS          $        --         $        --

NET INCOME/(LOSS)                            $   498,913         $(1,594,528)

NET INCOME/(LOSS) Per Share
   Cont. Operations                          $      0.02         $     (0.13)

NET INCOME/(LOSS) Per Share                  $      0.02         $     (0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING           26,481,800          12,338,133

CURTIS MATHES HOLDING CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
                                                   Three Months Ended
                                             September 30        September 30
                                                     1996                1995
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income/ (Loss)                        $   498,913         $(1,594,528)
   Adjustments to reconcile net
     profit/(loss)to net cash used
     by operating activities
          Amortization                            65,541              61,249
          Depreciation                           103,289             107,527
          Increase (decrease) in
            accounts payable                     (80,304)             54,998
          Increase (decrease) in
            accrued and other liabilities       (353,743)           (119,973)
          Increase (decrease)
            in dividends payable                      --            (412,966)
          Increase (decrease)
            in pre-petition liabilities               --             (17,776)
          Increase (decrease)
            in warranty reserves                  52,260              13,863
          Increase (decrease)
            in deferred gain                  (1,252,461)                 --
          Decrease (increase)
            in accounts receivable                13,608             586,989
          Decrease (increase)
            in subscriptions receivable        3,793,500                  --
          Decrease (increase) in inventory       (62,817)            629,312
          Decrease (increase)
            in other current assets             (918,755)              8,552
          Decrease (increase)
            in other assets                       30,300             256,920
          Decrease (increase)
            in restricted cash                    39,423              16,501
          Cash  provided (used)
            by operating activities            1,928,754            (409,332)

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of fixed assets                    (43,212)            (68,180)
     Decrease (increase) in investments         (550,769)                 --
     Cash used by investing activities          (593,981)            (68,180)

CASH FLOW FROM FINANCING ACTIVITIES
     Increase (decrease) in credit line advances      --            (834,469)
     Issuance of long-term debt                   (3,145)            271,103
     Issuance of notes receivable                     --            (375,591)
     Payments on notes receivable                     --            (696,747)
     Payments on long-term debt                 (119,856)                 --
     Redemption of preferred stock            (1,170,305)                 --
     Payments on preferred stock                      --            (155,000)
     Proceeds from common stock                       --           2,444,905
     Proceeds from preferred stock             1,217,417             (14,958)
     Cash provided (used)
       by financing activities                   (75,889)            639,243

NET INCREASE (DECREASE) IN CASH                1,258,884             161,731
CASH AT BEGINNING OF PERIOD                    4,150,481              91,693
CASH AT END OF PERIOD                        $ 5,409,365         $   253,424

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 Overview

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended September 30, 1996. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1996.

Results of Operations

     Revenues. The statement of the revenues of the Company during the fiscal quarters ended September 30, 1996 and 1995 excludes any effect of Southwest Memory, Inc. ("SMI"), which was sold in December, 1994. The Company reports revenues of $2,090,383 in the first fiscal quarter, compared to $ 2,527,236 for the same quarter last year. This decrease in revenue is primarily due to the elimination of commodity products (television screen sizes of 27" or less), VCRs, and other low margin products.

     Net Sales. Net sales are net of discounts and are recognized upon shipment of an order to a customer. The Company reports net sales of $2,090,383 for the first fiscal quarter, compared to $2,496,027 for the same quarter last year.

     Gross Profit. Gross Profit equals net sales less cost of goods sold (both labor and material), non-direct, fixed manufacturing costs (such as salaries, leasing costs, and depreciation charges related to production operations), and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the first fiscal quarter, the Company reports Gross Profit of $85,312, compared to $236,655 for the same quarter last year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SGA expense) consists primarily of non-manufacturing salaries, sales commissions, and other general expenses. The Company reports SGA expense of $906,130 for the first fiscal quarter, compared to $1,862,392 for the same quarter last year, which amounts to a 51% decrease from the same period last year. The decrease in these expenses is primarily due to continued restructuring and consolidation of operations and management.

     Net Income. As a result of the above factors, the Company reports a net profit of $498,913 for the first fiscal quarter, which translates into a $0.02 profit per share, compared to a net loss for the same period last year of ($1,594,528), or loss per share of ($0.13). This net profit is attributable to several factors: (1) income recognized as a result of the deferred gain related to early payoff of debt as reported in the June 30, 1996, Form 10-K; (2) significantly lower financing costs due to elimination of the previous line of credit (replaced with a more favorable line of credit discussed under Liquidity below); (3)
reduction of payroll and related expenses through streamlining of workforce; and (4) continued productivity increases due to consolidation of operations.

     Interest Expense. The Company reports interest expense for the first fiscal quarter of $9,833, compared to $377,214 for the same quarter last year, which is a decrease of 97% for the same quarter last year on a full quarter basis

                     Liquidity and Capital Resources

     Prior to September 30, 1996, the Company established a new credit line for floor planning with an international investment group for up to $10,000,000. The terms of the line of credit allow the Company to utilize the line as management deems necessary. As of September 30, 1996, the Company had not activated the line of credit due to its existing cash reserves.

     Management believes that sufficient cash resources and credit facilities are available or can be obtained to support the Company's continued growth and continues to evaluate additional sources of equity and/or credit facilities to maintain and increase the growth and profitability of the Company.

Quarterly Results

            Management believes that, as a consumer electronics firm, the Company's business is affected by the same seasonal factors that affect the industry as a whole. The Company's sales and earnings may vary from quarter to quarter, depending primarily upon the timing of customer orders and the state of the industry. The Company's operating results for any particular quarter, therefore, may not be indicative of the results for any future quarter or year.

                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Wholly owned subsidiary Curtis Mathes Corporation ("CM") and the Company were previously served with petitions alleging toxic tort injuries to approximately 800 to 1,100 private plaintiffs arising out of CM's past operation of, and use of chemicals at the manufacturing facility located in Athens, Texas. Damages were unspecified and management took the position that any liability that may have accrued to CM was discharged in CM's bankruptcy and that the Company had no liability by virtue of never having participated in the operation of the Athens plant. Subsequent to fiscal year end, both CM and the Company were dismissed from the action, resulting in no liability accruing to either CM or the Company. The action was filed on August 31, 1995 and is still pending against other defendants unrelated to the Company in the 60th Judicial District Court of Jefferson County, Texas under Cause No. B-153,035, styled Anita Michelle Allen, et al. v. Harvey Industries, Inc., et al.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1996 Annual Shareholders' Meeting on September 19, 1996. Of the 24,311,188 common shares of the Company issued and outstanding as of the Record Date, 21,644,662 were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting. The following proposals were approved by a majority of the shares represented at the meeting:

     1.   Election of Directors:

               Patrick A. Custer   (FOR--21,567,816; WITHHELD-76,846.)

               Edward M. Warren    (FOR--21,567,816; WITHHELD-76,846.)

               Billy J. Robinson   (FOR--21,567,816; WITHHELD-76,846.)

               Bernard S. Appel    (FOR--21,567,416; WITHHELD-77,246.)

     2. Ratification of the appointment of the accounting firm of KING, BURNS & COMPANY, P.C. as independent auditors of the Company for fiscal year 1996 and 1997.

          (FOR--21,510,310; AGAINST--74,775; and ABSTAINING--59,577.)

     3. An amendment to the Articles of Incorporation of the Company was approved increasing authorized common shares to 80 million.

          (FOR--21,032,893; AGAINST--515,193; ABSTAINING--96,576.)

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Curtis Mathes Holding Corporation
                                        (Registrant)

                              By:  /s/  F. Shelton Richardson, Jr.
                                     F. Shelton Richardson, Jr.
                              Vice President - Chief Financial Officer
                              (Principal Financial and Duly Authorized
                               Officer)

Date:     October 22, 1996

                    CURTIS MATHES HOLDING CORPORATION
                             and Subsidiaries

                              EXHIBIT INDEX

Exhibit
Number                   Description of Exhibits

4.1*      Articles of Incorporation of the Company, as amended.

4.2*      Series J Preferred Stock terms and conditions.

27*       Financial Data Schedule.
_______________

*  Filed herewith.