Form 10-Q
period 1996-12-31
CURTIS MATHES HOLDING CORP
filed 1997-02-14
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           Form 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1996

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________


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


     At   December   31,  1996,   there  were  31,779,717   shares   of
Registrant's common stock outstanding.

                         GENERAL INDEX
                                                             Page
                                                             Number


                            PART I.
                     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                  3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                   7


                            PART II.
                       OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                      9

SIGNATURES                                                      9

EXHIBIT INDEX                                                  10

               CURTIS MATHES HOLDING CORPORATION
                        and Subsidiaries

                PART I  -  FINANCIAL INFORMATION

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

CURTIS MATHES HOLDING CORPORATION
Consolidated Balance Sheets (Unaudited)
                                                                December 31            June 30
                                                                 1996                   1996
ASSETS

Current Assets
     Cash and cash equivalents                                  $ 4,230,527        $ 4,150,481
     Subscriptions receivable                                            --          4,351,500
     Accounts receivable                                              3,312             48,445
     Notes receivable                                               344,749            354,807
     Inventory                                                      457,512            646,929
     Current portion of restricted cash                                  --             47,423
     Investments                                                    631,575                 --
     Prepaid expenses and other                                   1,333,124            585,583

     Total current assets                                         7,000,799         10,185,168

Long-term notes receivable                                            2,823                 --

Property and equipment                                            2,115,791          1,327,448
     Less depreciation                                             (850,260)          (671,346)
Goodwill                                                          4,915,755          4,915,755
     Less amortization                                             (726,143)          (577,389)
Other assets                                                            470             30,770

TOTAL ASSETS                                                    $12,459,235        $15,210,406

CURTIS MATHES HOLDING CORPORATION
Consolidated Balance Sheets (Unaudited) - Continued
                                                                December 31            June 30
                                                                 1996                   1996
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Current maturities of long-term debt                       $   485,940        $   807,847
     Current maturities of obligations under capital leases          38,296            109,487
     Trade accounts payable                                         388,141            134,522
     Accrued and other current liabilities                          533,106            649,456
     Deferred gain                                                       --          1,252,461

     Total Current Liabilities                                    1,445,483          2,953,773

Long-Term Debt
     Obligations under notes payable, less current maturities       120,592            186,310
     Obligations under capital leases, less current maturities       18,157             88,876
     Other liabilities                                              203,150            257,915

     Total Long-Term Liabilities                                    341,899            533,101

Stockholders' Equity

     Preferred stock, cumulative, $1.00 par value;
       1,000,000 shares authorized:
          Series A, 140,000 shares (liquidation
               preference of $140,000)                          $   140,000        $   140,000
          Series G, zero and 117,305 shares (liquidation
               preference of $0 and $1,173,050)                          --            117,305
          Series H, 7 and 55 shares (liquidation
               preference of $175,000 and $1,375,000)                     7                 55
          Series I, zero and 5,385 shares (liquidation
               preference of $0 and $5,385,000)                          --              5,385
          Series J, 250 shares issued September 1996
               (liquidation preference $287,500 and $0)                 250                 --
     Common stock, $.01 par value; 80,000,000 shares
         authorized; 31,779,717 and 24,311,188 shares issued
         and outstanding at December 31, and June 30, 1996          317,797              243,112
     Additional paid-in-capital                                  23,118,631           22,193,525
     Accumulated deficit, since July 1, 1993 quasi
         reorganization in which an accumulated deficit
         of $4,140,595 was eliminated                           (10,975,850)         (10,975,850)
     Current year profit (loss)                                  (1,928,982)

     Total Stockholders' Equity                                 $10,671,853        $  11,723,532

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $12,459,235        $  15,210,406

CURTIS MATHES HOLDING CORPORATION
Consolidated Statements of Operations (Unaudited)
                                               Three Months Ended             Six Months Ended
                                            December 31    December 31    December 31    December 31
                                                1996           1995           1996           1995
REVENUE
     Sales Revenues                         $   413,200    $ 3,271,272    $ 2,503,583    $ 5,767,299
     Other Income                                    --             --             --             --

TOTAL REVENUE                               $   413,200    $ 3,271,272    $ 2,503,583    $ 5,767,299

COSTS AND EXPENSES
     Costs  of Goods Sold                   $   253,141    $ 2,949,431    $ 2,258,212    $ 5,208,803
     Amortization                                83,213         61,249        148,754        122,497
     Financing Expense                            7,914        347,040         17,747        755,464
     Freight Expense                             15,326         62,154         43,952         89,506
     Occupancy & Office Expense                 164,511        139,446        421,234        461,865
     Payroll & Related Expense                  286,430        372,427        543,826        724,173
     Professional Services/Fees                 101,200         68,297        235,697        387,429
     Travel & Entertainment                     100,353         30,796        136,569         51,025
     Taxes                                       20,551          1,277         40,551        117,506
     Warranty/Reorganization Provision          151,041        156,185        203,301        207,018
     Advertising                              1,446,834             --      1,511,008             --
     Other Expenses                             268,041        180,437        313,079        334,008

TOTAL COSTS AND EXPENSES                    $ 2,898,555    $ 4,368,739    $ 5,873,930    $ 8,459,294

OTHER INCOME:
     Deferred gain on early payoff of debt                          --      1,252,498             --
     Interest income                            121,634             --        188,867             --
TOTAL OTHER INCOME                              121,634             --      1,441,365             --

INCOME/(LOSS) FROM CONTINUING OPERATIONS    $(2,363,721)   $(1,097,467)   $(1,928,982)   $(2,691,995)

INCOME FROM DISCONTINUED OPERATIONS         $        --    $        --    $        --    $        --

NET INCOME/(LOSS)                           $(2,363,721)   $(1,097,467)   $(1,928,982)   $(2,691,995)

NET INCOME/(LOSS) Per Share
     Cont. Operations                       $    (0.078)   $    (0.065)   $    (0.068)   $    (0.184)

NET INCOME/(LOSS) Per Share                 $    (0.078)   $    (0.065)   $    (0.068)   $    (0.184)

WEIGHTED AVERAGE SHARES OUTSTANDING          30,308,675     16,961,466     28,395,237     14,649,799

CURTIS MATHES HOLDING CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
                                                                Three Months Ended             Six Months Ended
                                                             December 31    December 31    December 31    December 31
                                                                 1996           1995           1996           1995
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income/(Loss)                                          $(2,363,721)   $(1,097,467)   $(1,928,982)   $(2,691,995)
  Adjustments to reconcile net profit/(loss)
    to net cash used by operating activities
       Amortization                                               83,213         61,248        148,754        122,497
       Depreciation                                               75,625         54,632        178,914        162,159
       Increase (decrease) in accounts payable                   333,923       (434,721)       253,619       (379,723)
       Increase (decrease) in accrued and other liabilities       37,394       (488,197)       111,782       (608,170)
       Increase (decrease) in pre-petition liabilities                --        (16,812)            --        (34,588)
       Increase (decrease) in warranty reserves                  151,041         13,999        203,301         27,862
       Increase (decrease) in deferred gain                           --             --     (1,252,461)            --
       Decrease (increase) in accounts receivable                 31,525        392,161         55,191        979,150
       Decrease (increase) in subscriptions receivable           558,000             --      4,351,500             --
       Decrease (increase) in inventory                          252,234      1,749,807        189,417      2,379,119
       Decrease (increase) in other current assets               174,832         14,314       (747,541)        22,866
       Decrease (increase) in other assets                            --         13,408         30,300        243,512
       Decrease (increase) in restricted cash                      8,000        168,131         47,423        184,632
       Cash  provided (used) by operating activities         $  (657,934)   $   430,503    $ 1,641,217    $   407,321

CASH FLOW FROM INVESTING ACTIVITIES
       Purchase of fixed assets                                 (745,131)            --       (788,343)      (105,293)
       Decrease (increase) in investments                        (80,806)            --       (631,575)            --
       Cash used by investing activities                     $  (825,937)   $        --    $(1,419,918)   $  (105,293)

CASH FLOW FROM FINANCING ACTIVITIES

       Increase (decrease) in credit line advances                    --     (1,640,643)            --     (2,475,112)
       Issuance of long-term debt                                     --        122,876             --        393,979
       Issuance of notes payable                                      --        (45,696)            --       (742,443)
       Issuance of notes receivable                                   --            385         (2,823)            --
       Payments on notes receivable                                6,763             --             --       (375,206)
       Payments on long-term debt                               (264,445)            --       (584,300)       180,000
       Redemption of preferred stock                                  --             --     (1,170,305)            --
       Payments on preferred stock                                    --             --             --        (14,958)
       Proceeds from common stock                                     --      1,069,863             --      2,830,731
       Proceeds from preferred stock                             562,715             --      1,616,175             --
       Cash provided (used) by financing activities          $   305,033    $  (493,215)   $  (141,253)   $  (203,009)

NET INCREASE (DECREASE) IN CASH                              $(1,178,838)   $   (62,712)   $    80,046    $    99,019
CASH AT BEGINNING OF PERIOD                                  $ 5,409,365    $   253,424    $ 4,150,481    $    91,693
CASH AT END OF PERIOD                                        $ 4,230,527    $   190,712    $ 4,230,527    $   190,712

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                            Overview

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended December 31, 1996. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1996.

Results of Operations

     Revenues. The statement of the revenues of the Company during the fiscal quarters ended December 31, 1996 and 1995 excludes any effect of Southwest Memory, Inc. ("SMI"), which was sold in December, 1994. The Company reports revenues of $413,200 in the second fiscal quarter, compared to $3,271,272 for the same quarter last year. This decrease in revenue is primarily due to the elimination of commodity products (television screen sizes of 27" or less), VCR's, and other low margin products. Sales are expected to remain at low levels until the introduction of the Company's Internet related product line ("uniView(tm)") during the fourth fiscal quarter.

     Net Sales. Net sales are net of discounts and are recognized upon shipment of an order to a customer. The Company reports net sales of $413,200 for the second fiscal quarter, compared to $3,271,272 for the same quarter last year.

     Gross Profit. Gross Profit equals net sales less cost of goods sold (both labor and material), non-direct, fixed manufacturing costs (such as salaries, leasing costs, and depreciation charges related to production operations), and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the second fiscal quarter, the Company reports Gross Profit of $160,059, compared to $321,841 for the same quarter last year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SGA expense) consists primarily of non-manufacturing salaries, sales commissions, and other general expenses. The Company reports SGA expense of $2,645,414 for the second fiscal quarter, compared to $1,419,308 for the same quarter last year, which amounts to an 86% increase from the same period last year. The increase in these expenses is primarily due to the Company's commitment to make uniView a superior Internet related product line, and the resulting ramp-up costs of designing, producing, and implementing this exciting new technology.

     Net Income. As a result of the above factors, the Company reports a net loss of ($2,363,721) for the second fiscal quarter, which translates into a ($0.078) loss per share, compared to a net loss for the same period last year of ($1,097,467), or loss per share of
($0.068). This net loss is attributable to several factors: (1) advertising and marketing expenses related to the introduction of uniView; (2) income recognized as a result of the deferred gain related to early payoff of debt as reported in the June 30, 1996, Form 10-K; (3) significantly lower financing costs due to elimination of the previous line of credit (replaced with a more favorable line of credit discussed under "Liquidity" below); and (4) increased payroll and related expenses required for ramp-up of the new product line.

     Interest Expense. The Company reports interest expense for the second fiscal quarter of $7,914, compared to $347,040 for the same quarter last year. Interest expense continued to decline during the second quarter due to sufficient cash reserves on hand which alleviated the need to use debt funds.

                Liquidity and Capital Resources

     Prior to September 30, 1996, the Company established a new credit line with an international investment group for up to $10,000,000. The terms of the line of credit allow the Company to utilize the line as management deems necessary. As of December 31, 1996, the Company had not activated the line of credit due to its existing cash reserves.

     Management believes that sufficient cash resources and credit facilities are available or can be obtained to support the Company's continued growth and continues to evaluate additional sources of equity and/or credit facilities to maintain and increase the growth and profitability of the Company.

Quarterly Results

             Management believes that, as a consumer electronics firm, the Company's business is affected by the same seasonal factors that affect the industry as a whole. The Company's sales and earnings may vary from quarter to quarter, which are contingent upon demand for such product. The Company's operating results for any particular quarter, therefore, may not be indicative of the results for any future quarter or year.

Forward Looking Statements

      This report may contain "Forward Looking Statements," which are Company plans and projections which may or may not materialize, and which are subject to various risks and uncertainties. For a discussion of risk factors associated with some of these plans and projections, please refer to the section entitled "Risk Factors" beginning on page 4 of the Company's S-2 Registration Statement, as well as the Company's other SEC filings, which contain additional discussion about those factors which could cause actual results to differ from management's expectations.

                      PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Reference is made to the Exhibit Index beginning on page 10 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K

          During the three months ended December 31, 1996 the Company has filed no Current Reports on Form 8-K.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Curtis Mathes Holding Corporation
                                   (Registrant)

                              By: /s/  F. Shelton Richardson, Jr.
                                   F. Shelton Richardson, Jr.
                                   Vice President - Chief Financial Officer
                                   (Principal Financial and Duly Authorized
                                    Officer)
Date:     February 14, 1997

               CURTIS MATHES HOLDING CORPORATION
                        and Subsidiaries

                         EXHIBIT INDEX

Exhibit
Number              Description of Exhibits

10*       Revolving  Credit Agreement dated as of October  1,
          1996  between Emerald Capital Corporation  and  the
          Company pertaining to a $10 million line of credit.

27*       Financial Data Schedule.
_______________

*  Filed herewith.