Form 10-Q
period 1997-03-31
CURTIS MATHES HOLDING CORP
filed 1997-05-15
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

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
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

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

     At March 31, 1997, there were 35,091,532 shares of Registrant's common stock outstanding.

                         GENERAL INDEX
                                                           Page Number
                            PART I.
                     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                  3
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                   7

                            PART II.
                       OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                     8
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                      9
SIGNATURES                                                      9
EXHIBIT INDEX                                                  10

               CURTIS MATHES HOLDING CORPORATION
                        and Subsidiaries

                PART I  -  FINANCIAL INFORMATION

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

CURTIS MATHES HOLDING CORPORATION
Consolidated Balance Sheets (Unaudited)
                                                     31-Mar-97      30-Jun-96
ASSETS
Current Assets
   Cash & cash equivalents                        $  1,925,884   $  4,150,481
   Subscriptions receivable                          1,311,000      4,351,500
   Accounts receivable                                  25,000         48,445
   Notes receivable                                    487,570        354,807
   Inventory                                           246,042        646,929
   Current portion of restricted cash                       --         47,423
   Prepaid expenses and other                        1,115,038        585,583

   Total current assets                              5,110,535     10,185,168

Long-term notes receivable                               2,164             --

Property & equipment                                 3,280,653      1,327,448
     Less depreciation                                (972,700)      (671,346)
Product development, net of amortization             2,521,345             --
     Less amortization                                 (72,604)            --
Goodwill                                             4,915,755      4,915,755
     Less amortization                                (761,634)      (577,389)
Other assets                                           108,103         30,770

TOTAL ASSETS                                      $ 14,131,616   $ 15,210,406

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt           $    332,309   $    807,847
   Current maturities of obligations under
     capital leases                                     38,296        109,487
   Trade accounts payable                              804,406        134,522
   Accrued & other current liabilities                 782,778        649,456
   Deferred gain                                            --      1,252,461

   Total Current Liabilities                         1,957,790      2,953,773

Long-Term Debt
   Obligations under notes payable,
     less current maturities                           165,156        186,310
   Obligations under capital leases,
     less current maturities                            17,989         88,876
   Other liabilities                                   298,499        257,915

   Total Long-Term Liabilities                         481,644        533,101

Stockholders' Equity
   Preferred stock, cumulative, $1.00 par value;
     1,000,000 shares authorized:
        Series A, 140,000 shares (liquidation
            preference of $140,000)               $    140,000   $    140,000
        Series G, zero and 117,305 shares
            liquidation preference
            of $0 and $1,173,050)                           --        117,305
        Series H, 3 and 55 shares (liquidation
            preference of $75,000 and $1,375,000)            3             55
        Series I, zero and 5,385 shares (liquidation
            preference of $0 and $5,385,000)                --          5,385
   Common stock, $.01 par value; 80,000,000 shares
     authorized; 35,091,532 and 24,311,188 shares
     issued and outstanding at March 31,
     and June 30, 1996                                 350,915        243,112
   Additional paid-in-capital                       26,728,723     22,193,525
   Accumulated deficit, since July 1, 1993
   quasi reorganization in which an accumulated
   deficit of $4,140,595 was eliminated            (10,975,850)   (10,975,850)
   Current year profit (loss)                       (4,551,609)            --

   Total Stockholders' Equity                     $ 11,692,183   $ 11,723,532

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $ 14,131,616   $ 15,210,406

CURTIS MATHES HOLDING CORPORATION
Consolidated Statements of Operations (Unaudited)
                                         Three Months Ended                    Nine Months Ended
                                      March 31           March 31          March 31          March 31
                                        1997               1996              1997              1996
REVENUE
   Sales Revenues                   $     --       $     1,881,184    $    2,503,583    $    7,648,483
   Other Income                           --                --                --                --

   TOTAL REVENUE                    $     --       $     1,881,184    $    2,503,583    $    7,648,483

COSTS & EXPENSES
   Costs of Goods Sold              $      --      $     1,701,605    $    2,335,739    $    6,910,408
   Amortization                         99,761              61,248           248,515           183,745
   Financing Expense                     3,201              69,174            20,948           824,638
   Freight Expense                       1,847              51,199            45,799           140,705
   Occupancy & Office Expense          394,977             431,301           816,211           893,166
   Payroll & Related Expenses          478,884             303,254         1,022,710         1,027,427
   Professional Services/Fees           87,969             101,171           323,666           488,600
   Travel & Entertainment               44,074              21,300           180,643            72,325
   Taxes                                19,449             133,714            60,000           251,220
   Warranty Provision                  314,859                --             518,160           207,018
   Advertising                         462,316                --           1,973,324              --
   Other Expenses                      642,182             106,832           877,734           440,840

   TOTAL COSTS & EXPENSES          $ 2,549,519     $     2,980,798    $    8,423,449     $  11,440,092

OTHER INCOME:
   Deferred gain on early
      payoff of debt                      --                  --           1,252,498              --
   Interest income                     111,414                --             300,281              --
   Gain (loss) on sale
      of assets                       (184,522)               --            (184,522)             --
   TOTAL OTHER INCOME                  (73,108)               --           1,368,257              --

INCOME/(LOSS) FROM
  CONTINUING OPERATIONS            $(2,622,628)     $   (1,099,614)   $   (4,551,609)   $   (3,791,609)

INCOME/(LOSS) FROM
  DISCONTINUED OPERATIONS                 --                  --                --                --

NET INCOME/(LOSS)                  $(2,622,628)     $   (1,099,614)   $   (4,551,609)   $   (3,791,609)

NET INCOME/(LOSS) Per Share
  Continued Operations                  (0.077)             (0.063)           (0.134)           (0.258)

NET INCOME/(LOSS) Per Share             (0.077)             (0.063)           (0.134)           (0.258)

WEIGHTED AVERAGE
  SHARES OUTSTANDING                33,943,831          17,350,234        33,943,831        14,711,318

CURTIS MATHES HOLDING CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
                                                                Three Months Ended             Nine Months Ended
                                                              March 31       March 31       March 31       March 31
                                                                1997           1996           1997           1996
CASH FLOW FROM OPERATING ACTIVITIES
     Net Income/(Loss)                                     $ (2,622,628)  $ (1,099,614)  $ (4,551,609)  $ (3,791,609)
     Adjustments to reconcile net profit/(loss)
     to net cash used by operating activities
       Amortization                                             248,515         61,248        248,515        183,745
       Depreciation                                             122,440        151,049        301,354        313,208
       Increase (decrease) in accounts payable                  416,265       (102,133)       669,884       (481,856)
       Increase (decrease) in accrued & other liabilities       249,672        (65,606)       173,906     (1,227,029)
       Increase (decrease) in pre-petition liabilities             --           (5,309)          --          (39,897)
       Increase (decrease) in warranty reserves                  95,349        (18,817)       168,939          9,045
       Increase (decrease) in deferred gain                        --             --       (1,252,461)          --
       Decrease (increase) in accounts receivable               (21,688)        77,999         23,445      1,057,149
       Decrease (increase) in subscriptions receivable       (1,311,000)          --        3,040,500           --
       Decrease (increase) in inventory                         211,470      2,271,580        400,887      4,650,699
       Decrease (increase) in other current assets              218,086         85,967       (529,455)       108,833
       Decrease (increase) on other assets                     (107,633)       (32,456)       (77,333)       211,056
       Decrease (increase) in restricted cash                      --           24,000         47,423        208,632
       Cash provided (used) by operating activities          (2,501,151)     1,347,908     (1,336,004)     1,201,976

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                (1,164,862)          --       (1,953,205)      (173,474)
     Decrease (increase) in product development              (1,889,770)          --       (2,521,345)          --
     Cash used by investing activities                       (3,054,632)          --       (4,474,550)      (173,474)

CASH FLOW FROM FINANCING ACTIVITIES
     Increase (decrease) in credit line advances                   --       (2,649,242)         --        (5,124,354)
     Issuance of long-term debt                                    --         (405,058)         --              --
     Issuance of notes payable                                     --            7,215          --           500,000
     Issuance of notes receivable                              (239,232)       119,069       (132,763)          --
     Payments on notes receivable                                 8,606           --            --          (255,956)
     Payments on long-term debt                                (109,235)          --         (638,770)      (972,253)
     Increase - deferred gain/extinguishment of debt               --        1,223,729          --         1,223,729
     Redemption of preferred stock                                 --             --       (1,170,305)       (14,958)
     Conversion of preferred stock to common stock             (324,000)          --       (2,189,475)          --
     Issuance of common stock for preferred stock               324,000           --        2,189,475           --
     Proceeds from common stock                               3,591,000        386,314      3,591,000       3,645,225
     Proceeds from preferred stock                                 --             --        1,936,795           --
     Cash provided (used) by financing activities             3,251,139     (1,317,973)     3,585,957        (998,567)

NET INCREASE (DECREASE) IN CASH                              (2,304,643)        29,935     (2,224,597)         29,935
CASH AT BEGINNING OF PERIOD                                   4,230,527        190,712      4,150,481         190,712
CASH AT END OF PERIOD                                    $    1,925,884     $  220,647   $  1,925,884    $    220,647

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                            Overview
     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended March 31, 1997. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1996.

                       Results of Operations

     Revenues. The Company reports no revenue in the third fiscal quarter ended March 31, 1997 compared to $1,881,184 for the same quarter last year. This decrease in revenue is primarily due to the elimination of commodity products (television screen sizes of 27" or less), VCR's, and other low margin products. Sales are expected to remain at low levels until the introduction of the Company's Internet related product line ("uniViewTM") during the fourth fiscal quarter.

     Net Sales. Net sales are net of discounts and are recognized upon shipment of an order to a customer. The Company reports no net sales for the third fiscal quarter, compared to $1,881,184 for the same quarter last year.

     Gross Profit. Gross Profit equals net sales less cost of goods sold (both labor and material), non-direct, fixed manufacturing costs (such as salaries, leasing costs, and depreciation charges related to production operations), and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the third fiscal quarter, the Company reports no Gross Profit compared to $179,579 for the same quarter last year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SGA expense) consists primarily of non-manufacturing salaries, sales commissions, and other general expenses. The Company reports SGA expense of $2,549,519 for the third fiscal quarter, compared to $1,279,193 for the same quarter last year. The increase in these expenses is primarily due to the Company's commitment to make uniView a superior Internet related product line, and the resulting ramp-up costs of designing, producing, and implementing this exciting new technology.

     Net Income. As a result of the above factors, the Company reports a net loss of $(2,622,627) for the third fiscal quarter, which translates into a $(0.077) loss per share, compared to a net loss for the same period last year of $(1,099,614), or loss per share of $(0.063). This net loss is attributable to several factors: (1) significant advertising and marketing expenses related to the introduction of the Company's new Internet related products; (2) increased payroll and related expenses required for ramp-up of the new product lines; and (3) accruals related to reserves.

     Interest Expense. The Company reports interest expense for the third fiscal quarter of $3,201, compared to $69,174 for the same quarter last year. Interest expense continued to decline during the third quarter due to sufficient cash reserves on hand which alleviated the need to use debt funds.

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

                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On November 2, 1994, a class action suit was filed against wholly owned subsidiary Curtis Mathes Corporation ("CM") alleging various violations of the Minnesota consumer protection laws arising out of certain rent-to-own transactions between certain former Curtis Mathes dealers located in Minnesota and their customers. Damages were unspecified and management believes that CM has no liability. However, as with any litigation of this type and magnitude, defense costs and the timing and degree of potential liability are uncertain and there can be no assurance that these proceedings will not have an adverse impact on the Company in the future. The action is currently pending and set for trial during the summer of 1997 in the United States District Court for the District of Minnesota, Fourth Division, under Cause No. Cv. 4-95-682, styled Charlene Powell v. Curtis Mathes Corporation; 99 cent Video, Inc., d/b/a Curtis Mathes; CDM Enterprises, Inc., d/b/a Curtis Mathes Home Entertainment Center; and John Doe, corporations d/b/a Curtis Mathes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Reference is made to the Exhibit Index beginning on page 10 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K
          During the three months ended March 31, 1997 the Company filed one Current Report on Form 8-K, dated March 14, 1997, reporting Sales of Equity Securities Pursuant to Regulation S.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Curtis Mathes Holding Corporation
                                   (Registrant)

                              By: /s/   F. Shelton Richardson, Jr.
                                  F. Shelton Richardson, Jr.
                                  Vice President - Chief Financial Officer
                                 (Principal Financial and Duly Authorized
                                   Officer)
Date:     May 15, 1997

               CURTIS MATHES HOLDING CORPORATION
                        and Subsidiaries

                         EXHIBIT INDEX
Exhibit
Number              Description of Exhibits

10.1* Amended Trademark License Agreement dated as of April 17, 1996 between Curtis Mathes Corporation, as Licensor, and Curtis Mathes Marketing Corporation, as Licensee, relating to Curtis Mathes trademark license for uniViewT product category.

10.2* Trademark License Agreement dated as of January 10, 1997 between Curtis Mathes Corporation, as Licensor, and Curtis Mathes Xpressway Corporation, as Licensee, relating to Curtis Mathes trademark license for Internet access and online services.

10.3* Manufacturing and Consulting Services Agreement dated as of December 6, 1996 between Curtis Mathes Marketing Corporation and McDonald Technologies International, Inc., relating to the manufacture of Curtis Mathes uniViewT set-top units.

10.4* RiscOS Licence and Development Agreement dated as of February 20, 1997 between Curtis Mathes Marketing Corporation and Acorn Computers Limited, relating to the license and development of the Curtis Mathes uniViewT technology.

10.5* Technology License and Distribution Agreement dated as of March 28, 1997 between Curtis Mathes Marketing
          Corporation and Sun Microsystems, Inc., relating to a license of the Java technology.

27*       Financial Data Schedule.
_______________

*  Filed herewith.