Form 10-K
period 1997-06-30
CURTIS MATHES HOLDING CORP
filed 1997-09-11
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended June 30, 1997

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

     On August 29, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant (37,536,564 shares) was approximately $22,146,573 based upon the average of the closing bid and closing asked price per share of $0.59.

     On August 29, 1997, there were 40,612,279 shares of Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Exhibits listed on Exhibit index.

                              GENERAL INDEX

                                                             Page

Number

ITEM l.   BUSINESS                                              3

ITEM 2.   PROPERTIES                                            9

ITEM 3.   LEGAL PROCEEDINGS                                     9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  10

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                  10

ITEM 6.   SELECTED FINANCIAL DATA                              11

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                  12

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Index  to Consolidated Financial Statements
          (F-1 through  F-35)                                  16

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING  AND FINANCIAL  DISCLOSURE                17

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   17

ITEM 11.  EXECUTIVE COMPENSATION                               19

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                           24

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       26

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K                                          27

SIGNATURES                                                     28

EXHIBIT INDEX                                                  69

               CURTIS MATHES HOLDING CORPORATION

                             PART I
ITEM l.   BUSINESS

     (a)  General Development of Business

     Curtis Mathes Holding Corporation and subsidiaries (the "Company") is engaged in the development, marketing and distribution of consumer electronics products and online services relating specifically to Internet access through the television medium.

     The Company was incorporated in Texas on July 13, 1984 as Donny Osmond Entertainment Corporation and operated in several facets of the entertainment industry until 1988. The Company filed an S-18 registration statement in November 1984 and completed the registered offering in January 1985.

     In  November  1993,  the Company acquired Curtis Mathes  Corporation
(CMC), maker of consumer electronics products relating specifically to the home entertainment industry. On November 8, 1993 the Company's stock was first listed on the NASDAQ SmallCap Market (symbol CRTM) and in May 1994, the Company changed its name to Curtis Mathes Holding Corporation.

     A subsidiary closely related to CMC in the past has been Warranty Repair Corporation (WRC) which provided warranty support for all products sold by CMC. CMC continues to honor all of its warranty obligations and now utilizes the expertise of an outside warranty servicing company to control warranty costs while providing highly professional services to its customers. The warranty servicing company monitors all outstanding warranties on CMC products, provides technical assistance to CMC's authorized service centers, and serves all of the warranty related needs of CMC's customers.

     During fiscal 1997, another subsidiary, Curtis Mathes Marketing Corporation (CMMC), developed and continues to refine a proprietary technology called uniViewT which allows a family, through their television set, to "surf" the Internet, send and receive e-mail, talk on the telephone, program their VCR, and search for movies or programs featuring specific subjects, actors, or ratings. uniView is currently available in the stores and has generated great enthusiasm among its purchasers. CMMC also holds a patent on the 125" projection television technology known as RealViewTM. This technology is best suited for sports arenas, stadiums, shopping malls, airports, and other large commercial applications.

     A subsidiary closely related to CMMC, Curtis Mathes Xpressway Corporation (CMX), provides Internet access and online content for uniView customers and other subscribers to the Curtis Mathes XpresswayT Online Service.

     FFL Corporation (FFL), a subsidiary which in the past engaged in real estate transactions, remains dormant at this time. Systematic Electronics Corp., formerly known as Advanced PC Products, Inc. and a current subsidiary of FFL, also remains dormant at this time.

     (b)  Financial Information About Industry Segments

     Please refer to Note 16 on page F-35 of the Notes to Consolidated Financial Statements in this Form 10-K for information concerning Industry Segments.

     (c)  Narrative Description of Business

Major Markets and Products

Curtis Mathes Corporation (CMC)

     CMC  does  not  have a product line at this time.   This  subsidiary
historically produced both direct view and projection televisions.

Warranty Repair Corporation (WRC)

     WRC has, in the past, provided warranty and repair service for CMC consumer electronics products. Warranty support for CMC products is currently being provided under contract by an outside servicer. WRC is currently inactive and it offers no other services or products to any other outside party.

Curtis Mathes Marketing Corporation (CMMC)

     The Company's newest proprietary television technology, called "uniView," is designed to meet the high interest and expected demand of the consumer for easy and affordable access to the Internet through the television medium. All Curtis Mathes televisions and set-top units equipped with the unique uniView system seamlessly integrate Internet access, fax and online information services with the traditional TV
viewing  experience  using broadcast quality translucent  graphics.   All
uniView  units additionally have built-in e-mail, conference  phone,  on-
screen caller ID, automated VCR control and various interactive television capabilities. Other unique features include the capability of automatically monitoring the TV listings databases and blocking any programming that parents might find inappropriate based on their own specifications of show, rating or specific content.

     The uniView units are further designed to accept optional input peripherals, such as a wireless keyboard, which will be offered by the Company as an accessory to the basic system. The uniView system is fully operational with its standard infrared-style remote control; the infrared wireless keyboard allows greater flexibility in "surfing" the Internet or sending e-mail by providing a full keyboard and mouse touchpad, while the RF Wireless Keyboard provides a high level of data integrity through its radio frequency wireless technology, which allows operation of the system from up to 50 feet away.

     CMMC also offers for licensing its patent rights on the 10-foot diagonal projection television system known as RealView, in the commercial market. While competitors of this technology rely upon either thousands of miniature CRTs or banks of monitors to provide a picture, RealView provides for high resolution and flexible transmittal of video and graphics from any source onto a 75" x 100" seamless projection screen through the use of a single light valve projector. This results in an electrical power consumption rate that is considerably lower than comparably-sized display systems.

Curtis Mathes Xpressway Corporation (CMX)

      CMX, a new subsidiary of the Company this fiscal year was established to primarily support the Company's uniView products. CMX provides specialized Internet-access and online services for TV based systems, such as the Company's uniView product line. The service retrieves Internet pages and graphics, translates them into TV-based formatting, and provides them to consumers for viewing on their television sets. CMX further provides Internet access to personal computer (PC) users as well as non-uniView set top boxes.

Competition

Curtis Mathes Marketing Corporation (CMMC)

     CMMC's uniView proprietary television technology is among the first products of its type to enter the marketplace. Competitors which have announced a television product which allows access to the Internet include Zenith, Sony, Phillips, and other less well known companies. The primary methods of competition with these companies are expected to be price, features, and product performance. While the product announced by all of CMMC's competitors is limited to providing Internet access, uniView contains many additional features, some of which are described above.

     CMMC's RealView 10-foot diagonal projection television technology is in the same product category as the Jumbotron and DiamondVision color video display systems manufactured by its competitors. The primary methods of competition on products utilizing this technology are expected to be price and product performance. As described in the products section above, the RealView technology is believed to be technically superior to its competition, creating an advantage for licensees of this technology with a significantly lower sales price.

Curtis Mathes Xpressway Corporation (CMX)

      The online services industry where CMX operates is intensely and increasingly competitive and includes a large number of Internet service providers. Competition has enhanced the consumer demand for the most technologically advanced services, at the lowest possible price. The primary methods of competition with other Internet service providers are expected to be features and product performance. It is not possible to determine the ultimate acceptance of the Curtis Mathes Xpressway Online Service; however, the Company has positioned this subsidiary to service uniView and non-uniView set top box users as well as PC users to appeal to the widest range of consumers.

Research and Development

     The Company views its ability to offer new, improved, and innovative television technology and products as an important component in its plan for future growth. The Company intends to take advantage of licensing opportunities, as well as pursue internal and external development of new products as may be necessary to meet consumer demand. Management believes that adequate funds are available to cover anticipated product development and licensing opportunities during the coming year, which are necessary for the Company to maintain an edge in the marketplace.

Manufacturing

Curtis Mathes Marketing Corporation (CMMC)

     CMMC  will  utilize  various manufacturers located  in  America  and abroad to produce the uniView line of products according to its specifications. This subsidiary will not be involved in any other manufacturing activities.

Environmental

     The Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position. CMMC currently utilizes other equipment manufacturers to assemble its product according to its specifications for high quality and its operations therefore have no environmental impact. As CMX will not be involved in manufacturing, its operations will likewise have no environmental impact.

Prior Obligations Affecting Current Operations

     CMC's Plan of Reorganization (the "Plan") was confirmed as of October 1, 1992 and the obligations of the Plan were assumed by the Company upon acquisition of CMC. The Company could continue to be affected by the reorganization until September 30, 1998, when the Plan will terminate. Until termination, or otherwise settled, 1/2% of gross sales of CMC, if any, must be paid monthly to a "Liquidating Trustee," which has been designated by the Bankruptcy Court to administer such payments on behalf of unsecured creditors in the order of priority.

     In addition to this obligation to the Trustee, CMC remains obligated to service past outstanding product warranties. Reserves have been set aside to cover these estimated product warranty costs and an additional amount is accrued monthly to cover the estimated costs associated with ongoing warranty support for current products sold. Many of the warranties on products sold in the past are expiring and due to lower product sales in the past few years, CMC's warranty obligations are slowly diminishing. (See Item 3 beginning on page 9 of this Form 10-K; and Note 9 on page F-24, and Note 14 on page F-34 of the Notes to Consolidated Financial Statements for further warranty information.)

Warranty

     At June 30, 1997 financial reserves were approximately $544,000 for CMC warranty claims anticipated during the remainder of the warranty obligation period. CMC continues to meet its warranty obligations through an outside warranty servicing company which specializes in warranty service and repair for consumer electronics. By contracting these services to an outside servicer, CMC is able to more efficiently provide consistent high quality warranty support, and the Company is able to eliminate the direct overhead associated with the warranty support function.

Marketing and Distribution

Curtis Mathes Marketing Corporation (CMMC)

     CMMC markets its uniView line of products and accessories through national and regional retail chains and outlets, giving consideration to any retail outlet or store chain which can be expected to contribute on favorable terms to overall product sales. CMMC has not yet sold any products outside of the United States; however, the Company anticipates opportunities to expand its geographical sales area.

        CMMC makes available its RealView technology to manufacturers interested in marketing their products to sports arenas, stadiums, shopping malls, airports and other large-scale commercial applications.

Trademarks

Curtis Mathes Corporation (CMC)

     The Company owns or holds rights to all trademarks that it considers to be necessary in the conduct of its business, including the "Curtis Mathes" name and logo, which is due for renewal in April, 2005.

     CMC entered into a license agreement as of June 1, 1994 under which Animated Systems and Presentations, Inc. has the nonexclusive right to use the Curtis Mathes Trademark and Logo in connection with an LED sign system marketed in the United States and Mexico, in return for a royalty of 4% on the licensee's gross revenue, payable to CMC during the term of the agreement. Management chose to enter into the agreement in connection with a product (LED sign systems) outside of the Company's own product lines as a means of increasing revenue. The current term of the license expires on June 30, 2001.

     CMC also granted a license to CMMC as of April 17, 1996 to use the Curtis Mathes Trademark and Logo in connection with its marketing of uniView, in return for a royalty of 1.5% on the licensee's gross sales receipts, payable to CMC during the term of the agreement. Management chose to enter into the agreement in connection with products (units containing the uniView proprietary television technology) outside of CMC's traditional product line as a means of increasing revenue. The current term of the license expires on April 17, 2011.

Curtis Mathes Marketing Corporation (CMMC)

     The Company has filed an "Intent to Use" with the U.S. Patent and Trademark Office in connection with the trademark "uniView," which it plans to utilize in marketing the uniView product line.

     The Company has also filed an "Intent to Use" with the U.S. Patent and Trademark Office in connection with the trademark "RealView," which it plans to utilize in marketing its patented commercial large screen television technology.

     The Company has also filed an "Intent to Use" with the U.S. Patent and Trademark Office in connection with the new "Curtis Mathes design and logo" which it plans to utilize in marketing the uniView and future product lines.

Curtis Mathes Xpressway Corporation (CMX)

     The Company has filed an "Intent to Use" with the U.S. Patent and Trademark Office in connection with the "CM and design" and the trademark "Curtis Mathes Xpressway & Design" which it plans to utilize in marketing the Curtis Mathes Xpressway Online Service.

Seasonality

Curtis Mathes Marketing Corporation (CMMC)

     CMMC expects the uniView product line to be subject to seasonality highlighted by an end of calendar year consumer buying season and an end of product year clearance season.

Curtis Mathes Xpressway Corporation (CMX)

     CMX revenue streams should not be subject to the same seasonality concerns of CMMC. Due to the nature of the online Internet service provided by CMX, there is no known seasonal time period where revenue would be greater than another.

Customers

     All revenues for 1997 were a result of slow-moving inventory exchanged for television advertising on a major cable network. Historically, no customer has accounted for 10% or more of the sales for the Company in a given year. The Company does not expect that sales to any one customer will be 10% or more in the future.
Employees

     As of June 30, 1997, the Company, including all subsidiaries, employed 31 persons. The Company believes that its employee relations are good.

ITEM 2.   PROPERTIES

     As of June 30, 1997 the Company, including all subsidiaries, continued to operate from the following locations:

     Location      Purpose/Use             Owned/Leased   Square Footage

     Dallas, TX    Corporate Headquarters  Leased         74,882

     This location is equipped with material-handling equipment with the capability of receiving, storing and distributing large quantities of consumer electronics products, parts and other product support material.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company in excess of the amount accrued at June 30, 1997.

     The Company's subsidiary, CMC, received notification on May 5, 1995 that it had been named as a Potentially Responsible Party by the Texas Natural Resource Conservation Commission (TNRCC) under the Texas Solid Waste Disposal Act pertaining to a real estate site owned by this subsidiary for a short period of time during the early 1980s. The Company responded to the TNRCC to the effect that any liability that may have arisen out of CMC's former ownership of the site was discharged upon confirmation of CMC's Chapter 11 Plan of Reorganization on October 1, 1992. No further proceedings have occurred since the initial notification by TNRCC. Management intends to vigorously contest any environmental liability and believes that the outcome of this matter will have no material adverse financial effect upon the Company.

     On November 2, 1994, a class action suit was filed against CMC alleging various violations of the Minnesota consumer protection laws arising out of certain rent-to-own transactions between certain former CMC dealers located in Minnesota and their customers. Damages were unspecified and management believes that CMC has no liability. However, as with any litigation of this type and magnitude, defense costs and the timing and degree of potential liability are uncertain and there can be no assurance that these proceedings will not have an adverse impact on the Company in the future. The action is currently pending and set for trial during the Fall of 1997 in the United States District Court for the District of Minnesota, Fourth Division, under Cause No. Cv. 4-95-682, styled Charlene Powell v. Curtis Mathes Corporation; 99 cent Video, Inc., d/b/a Curtis Mathes; CDM Enterprises, Inc., d/b/a Curtis Mathes Home Entertainment Center; and John Doe, corporations d/b/a Curtis Mathes.

     CMC is currently operating under a Chapter 11 Plan of Reorganization (the "Plan"), which could remain in effect until September 30, 1998, unless earlier settled. In connection with its acquisition of CMC, the Company agreed to comply in all respects with the Plan. Under the Plan, CMC received a discharge of all pre-petition debts, except for those specifically allowed under the Plan. CMC is further required by the Plan to maintain certain cash reserves to cover its outstanding product warranties, to make certain cash contributions proportional to its income toward the payment of certain classes of allowed claims, and is restricted in certain areas that relate to corporate structure and to financial activities outside the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 10-K Report, through the solicitation of proxies or otherwise.

                            PART II

ITEM 5.   MARKET   FOR   THE  REGISTRANT'S  COMMON  EQUITY  AND   RELATED
          STOCKHOLDER  MATTERS

Market Information

     The Company's Common Stock, $.01 par value (the "Common Stock") is traded on the NASDAQ SmallCap Market under ticker symbol "CRTM." The quarterly high and low bid information for the Company's Common Stock for each quarter in the last two fiscal years are presented below. Such market quotations reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

     Quarter Ending Date                High Bid            Low Bid
     Fiscal 1997

     June 30, 1997                      $ 1.81              $ 0.88
     March 31, 1997                     $ 2.00              $ 1.00
     December 31, 1996                  $ 1.88              $ 0.63
     September 30, 1996                 $ 2.53              $ 1.31

     Fiscal 1996

     June 30, 1996                      $ 4.13              $ 0.31
     March 31, 1996                     $ 0.56              $ 0.19
     December 31, 1995                  $ 0.97              $ 0.31
     September 30, 1995                 $ 1.13              $ 0.50

     As of August 29, 1997 there were approximately 11,300 record shareholders and 40,612,279 common shares outstanding. The Company has never paid cash dividends on common shares, and does not anticipate doing so in the foreseeable future.

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

                           Year Ended June 30,
                           1997             1996             1995             1994             1993
Consolidated Statement
of Operations Data
----------------------
Net Sales or Operating
  Revenues(1)              $  2,503,512     $  7,656,836     $ 21,267,244     $ 14,730,847     $          -

Net Income (Loss)            (7,509,040)      (5,887,313)      (4,236,585)        (309,444)         109,211
Income (Loss)
  per Common Share(2)              (023)(3)        (0.35)(4)        (0.44)(5)        (0.05)(6)         0.01(7)
Income (Loss) from
  Continuing Operations(1)   (8,298,466)      (5,887,313)      (4,409,585)      (1,009,042)        (107,621)
Income (Loss) from
  Continuing Operations
  per  Common Share(1),(2)        (0.25)(3)        (0.35)(4)        (0.46)(5)        (0.14)(6)        (0.03)(7)

                           Year Ended June 30,
                           1997             1996             1995            1994            1993
Consolidated Balance Sheet Data
-------------------------------
Total Assets               $ 15,474,753     $ 15,210,406     $ 14,088,400    $ 18,260,221    $  3,884,348

Long Term Debt                  961,030        1,450,435        3,282,706       2,204,611         453,145

Shareholders' Equity         12,300,635       11,723,532        2,920,780       4,217,485       1,511,814

(1) 1994 adjusted based upon the disposition of SMI subsequent to fiscal year end.

(2) Computed based upon the weighted average number of common shares outstanding during each fiscal year.

(3) For the year ended June 30, 1997, for purposes of computation of earnings per share, net loss was increased for dividends in arrears of $27,223 ($0.00 per common share) and the computation was based upon 32,537,971 weighted average shares outstanding.

(4) For the year ended June 30, 1996, for purposes of computation of earnings per share, net loss was increased for preferred stock dividends in arrears of $26,081 ($0.002 per common share) and the computation was based upon 17,432,013 weighted average shares outstanding.

(5) For the year ended June 30, 1995, for purposes of computation of earnings per share, net loss was increased for preferred stock dividends in arrears of $78,188 ($0.01 per common share) and the computation was based upon 9,416,503 weighted average shares outstanding.

(6) For the year ended June 30, 1994, for purposes of computation of earnings per share, net loss was increased for preferred stock dividends in arrears of $121,329 ($0.01 per common share) and the computation was based upon 8,168,625 weighted average shares outstanding.

(7) For the year ended June 30, 1993, for purposes of computation of earnings per share, net income was reduced for preferred stock dividends in arrears of $36,500 ($0.01 per common share) and the computation was based upon 7,140,000 weighted average shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere herein.

                     Results of Operations

Revenues

     Sales for 1997 decreased to $2.50 million which represents a decline of $5.15 million from 1996. The decrease occurred as the Company redirected its primary focus to the development of the uniView product line. Unforeseen delays of uniView's introduction contributed to diminished sales for the year. All sales for the year ended June 30, 1997 are a result of finished goods inventory exchanged for advertising from a major cable television network.

     Sales for 1996 decreased to $7.66 million, a decrease of $13.61 million from 1995. Sales declined for CMC in direct proportion to the decrease of available financing sources for CMC dealers. Prices were reduced on certain product lines to stimulate sales. In some cases, prices were lowered to the original cost of the products to encourage sale of dated inventory and to reduce inventory carrying costs that had already significantly impacted related margins.

Gross Margin

     Gross margin, as a percentage of sales for 1997, was a negative 4%, compared to 10.3% in 1996. During the current year, dated inventory was sold at below original cost while costs of running nationwide points of presence for the CMX online service resulted in additional negative costs.

     Gross margin as a percentage of sales, was 10.3% in 1996, down from 17.9% in 1995. The primary reason for this decline in margin is the inventory reduction sale of product near or at cost, in connection with the Deutsche Financial Services Corporation ("DFS") settlement agreement, whereby the Company elected to eliminate certain inventory carrying costs, in accordance with its redefined strategic focus, by selling certain products at lower margins.

Operating Expenses

      Operating expenses for 1997 increased by $2,500,000 from 1996. Significant components of this increase are $1,981,000 for advertising and $517,000 for research and development. Where appropriate, the
Company has elected to capitalize certain expenses relating to the uniView product line and CMX online service.

     Total operating expenses for 1996 decreased by $801,000 from 1995. The significant decrease was a direct result of management's consolidation of all operations into the Dallas facility. Major components of the decrease are a savings of approximately $600,000 for payroll and related payroll expenses, and $50,000 for rent expenses, which decreased as lease obligations were fulfilled for the Athens location. Warranty costs decreased as a more efficient means of servicing warranty obligations were implemented through an outside servicer. Reorganization costs decreased in direct correlation with CMC sales, as required under the CMC Plan of Reorganization.

     The Company anticipates that in 1998, selling, general, and administrative expenses will increase as it introduces the new uniView product line to the marketplace. Accordingly, related expenses, including personnel and marketing costs are expected to rise in direct proportion to the introduction of this new product line.

Interest Expense

      Interest expense declined from $583,000 during fiscal 1996 to $86,000 during fiscal 1997. This decline resulted from the continued decline in average borrowings outstanding. The Company generated interest income in fiscal years 1997 and 1996 from invested cash balances.

      Interest expense for fiscal 1996 decreased by $991,000 from 1995, which was primarily attributable to the settlement of the Company's line of credit and related notes payable to DFS. Lower average inventory levels during fiscal 1996 resulted in significant inventory carrying cost savings, including interest expense.

                     Liquidity and Capital Resources

Cash Flows From Operations

     Cash used by operations for the fiscal years ended June 30, 1997 and 1996 were ($7,270,000) and ($1,920,000), respectively. Major components of cash flows from operations for 1997 included: $1,825,000 for increases in prepaid expenses related to parts inventory components for uniView production; $789,000 for recognition of gain on extinguishment of debt (net of income taxes of $463,000); the increase in accounts payable, accrued liabilities, and other payables of $1,439,000; $691,000 for depreciation and amortization; and the effects of a ($7,509,000) loss from operations.

     Cash used by operations for the fiscal years ended June 30, 1996 and 1995 were ($1,920,000) and ($5,858,000), respectively. Significant components of cash flows from operations for 1996 included: $990,000 for decreases in accounts receivable; $2,329,000 for decreases in inventory; $536,000 for increase of provision for bad debts; $363,000 for decreases of current liabilities; and $645,000 for depreciation and amortization; coupled with the effects of a ($5,887,000) loss from operations.

Cash Flows From Investing Activities

      During fiscal 1997, the Company purchased, for cash, approximately $2,100,000 of property, plant and equipment as compared to approximately $136,000 during fiscal 1996 and $300,000 during fiscal 1995. The Company also paid $3,650,000 in cash in 1997 for development of software pertaining to the uniView/Xpressway product lines. Further, $1,114,000 was paid in cash for licensing of technologies pertaining to software for the uniView/Xpressway product lines. The level of future capital expenditures is expected to exceed 1997 capital expenditures as the Company seeks to meet the demanding technological requirements of the uniView/Xpressway lines.

Cash Flows from Financing Activities

      The Company generated net cash from financing activities of $11,767,000 during the fiscal year ended June 30, 1997. Significant components included $8,296,000 received from issuances of preferred and common stock; $1,000,000 received from advances under the Company's borrowing arrangement that was later converted to common stock; $1,173,000 paid in cash for preferred stock redeemed; $643,000 for payments on long term debt; and the receipt of $4,352,000 cash for common stock issued in the prior year.

     The Company produced net cash from financing activities of $6,119,000 during the fiscal year ended June 30, 1996. Significant components include $10,271,000 generated from issuances of preferred and common stock; $2,572,000 net payments on its line of credit; and $1,235,000 payments of long term debt.

Other Matters

      During 1996, the Company settled its debt obligation to DFS. As discussed in the 1996 Form 10-K, the Company did recognize a $789,000 deferred gain (net of income taxes of $463,000) as a result of the settlement of a note owed to DFS. This item is disclosed as an extraordinary item on the financial statements for the year ended June 30, 1997.

      The Company continues to be a party to financial instruments with certain off-balance sheet risk. These risks have been limited to repurchase obligations for CMC dealers related to inventory financed under CMC's dealer floor-plan agreement with DFS. This off-balance sheet risk at June 30, 1997 was estimated to be $410,000 as compared to $1,550,000 at June 30, 1996. As dealers refinance their DFS obligations, or pay down their debt, CMC's exposure decreases.

      During the fiscal years ended June 30, 1997, 1996, and 1995 the Company did not achieve a positive cash flow from operations. Accordingly, the Company relies on available borrowing arrangements and continued sale of its common and preferred stock to fund operations until a positive cash flow from operations can be achieved. If the Company is unable to achieve a positive cash flow from operations, additional financing or placements will be required. Management continually evaluates opportunities with various investors to raise additional capital, without which, the Company's growth and profitability could be restricted. Although management believes that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to the Company or that they will be available upon terms favorable to the Company.

Factors That May Affect Future Results

     The Company participates in a highly volatile industry which is characterized by rapidly changing customer demand patterns and fierce industry-wide competition for market share, resulting in aggressive pricing strategies. In anticipation of continued growth and expansion of its market share, the Company has shifted its focus to the CMMC uniView product line. The Company's product strategy focuses in part on marketing products with distinctive features which meet and exceed evolving industry performance standards, which meet and exceed customer quality expectations, and which are affordable for a wide variety of purchasers. Because of the pace of technological advances, the Company must introduce on a timely basis new products that offer customers the latest competitive and innovative technologies while managing the production and marketing cycles of its existing products. For the
Company to attain and maintain its anticipated market share for its products, it will be necessary to accurately forecast customer requirements; maintain short design cycles while meeting and exceeding evolving industry performance standards; efficiently manage its product transitions, inventory levels and manufacturing processes; and distribute its products quickly and efficiently in response to customer demand. A breakdown in any one of the foregoing areas could have an adverse effect upon the anticipated operating results of the Company.

Outlook:  Issues and Uncertainties

     The Company does not provide forecasts of future financial performance. While management is optimistic about long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

Customer Acceptance

     While the Company has performed extensive usability and beta testing
of   new  products,  user  acceptance  and  corporate  penetration  rates ultimately dictate the success of development and marketing efforts.

Rapid Technological Changes

     The consumer electronics and Internet access industry is undergoing rapid changes, including evolving industry standards, frequent new product introductions and changes in consumer requirements and
preferences.   The  introduction  of new technologies  and  products  can render the Company's existing and announced products obsolete or unmarketable. The development cycle for products utilizing new technology may be significantly longer than the Company's current development cycle for products on existing and proposed technology and may require the Company to invest resources in products that may not become profitable. There can be no assurance that the expected demand for the Company's products will materialize or continue or that the mix of the Company's future product offerings will keep pace with technological changes or satisfy evolving consumer preferences or that the Company will be successful in developing and marketing future products. Failure to develop and introduce new products and product enhancements in a timely fashion could have a material adverse effect on the Company's business, operating results and financial condition.

Long-term Research and Development Investment Cycle

     Software requires an investment in product development which often involves a long payback cycle. The Company plans to continue significant investments in software research and development and related product opportunities. Accordingly, management expects total spending for research and development in 1998 to increase over spending in 1997.

Sales and Marketing and Support Investments

     The Company plans for 1998 include significant investments of capital into sales, marketing and support groups. Management believes that these investments will position product within the market place in the most favorable light.

Limited Protection of Intellectual Property and Proprietary Rights: Risk of Litigation

     The Company regards its television Internet access technology containing software related components as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect these proprietary rights. As the number of television Internet access products in the industry increases and the functionality of these products overlap, infringement claims may also increase. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements and related Financial Statement Schedules are included at pages F-1 through F-40 in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years, no independent accountant engaged as the principal accountant to audit the Company's financial statements has resigned or was dismissed.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                     The Board of Directors

     The following sets forth, with respect to each member of the Company's Board of Directors as of June 30, 1997, his name, age, period served as director, present position, if any, with the Company and other business experience. All directors serve one-year terms between annual meetings of shareholders.

     Patrick A. Custer, 48, is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Custer served as a director of the Company from 1984 to 1985, and from 1987 until the present. He served as President and Chief Executive Officer of the Company from 1984 to 1985 and from September, 1992 until the present. From 1986 until 1990, Mr. Custer was an international business consultant for Park Central Funding (Guernsey), Ltd. From 1978 until 1982, Mr. Custer was a general securities principal and worked for a major brokerage firm as a corporate finance specialist and was owner of his own brokerage firm. He was responsible for structuring and funding IPO's, real estate, energy companies, and numerous high-tech start-up companies. Mr. Custer is a graduate of Texas Tech University in Finance and Management, with additional studies in Electrical Engineering and master studies in Finance.

     Edward M. Warren, 56, has been a director of the Company since September, 1992. Since 1980, he has been the Registered Principal and Branch Manager for a major securities firm in Albany New York. He is also a Financial Consultant, having presented numerous financial seminars over the years throughout eastern New York and western New England. He is a co-founder of the Coronado Group, which provides professional services to the financial community, such as the analysis of economic and market conditions, review of financial products, exchange of marketing ideas, and continuing evaluation and recommendation of asset allocation models. Mr. Warren received his undergraduate degree from Williams College and holds a Master of Arts degree from Harvard University.

     Billy J. Robinson, 49, has been a director of the Company since March, 1994. He has also served as Vice President/ General Counsel of the Company since October, 1993, and as Secretary of the Company since June, 1994. Mr. Robinson has over eighteen years legal experience, representing banks and other financial institutions, with a concentration in commercial transactions and real estate. Mr. Robinson is admitted to practice before the United States Supreme Court, the United States District Court for the Northern District of Texas and the District of New Mexico, and is licensed to practice before all state courts in Texas and New Mexico. Mr. Robinson is a certified Mediator in the State of Texas and is the author of the 1994-95 Real Estate Law Correspondence Course for the Texas Tech University Paralegal Certification Program.

     Bernard S. Appel, 65, has been a director of the Company since February, 1995. He has enjoyed a career of 34 years with Radio Shack, holding every key merchandising and marketing position, culminating with his promotion to president in 1984. In 1992 he was promoted to Chairman of Radio Shack and Senior Vice President of Tandy Corporation. Since August, 1993, Mr. Appel has operated the private consulting firm of Appel Associates, focusing upon consumer electronics product development, marketing and distribution. He is a director of IRG Technologies, Inc., a company with a class of securities registered pursuant to section 12 of the Exchange Act of 1934.

                       Executive Officers

     The following sets forth, with respect to each executive officer of the Company not heretofore named, as of June 30, 1997, his name, age, present position and offices held with the Company, period of service in such capacity, and other business experience.

     F. Shelton Richardson, Jr., 38, has been Vice President/ Chief Financial Officer of the Company since February, 1995. He has been strategically involved in the restructuring of the Company from a commodity manufacturer of consumer electronics products to a technologically advanced mainstream developer of Internet access products. In addition, Mr. Richardson has been instrumental in the design, development and implementation of Curtis Mathes Xpressway, the Company's largest potential revenue source. From February, 1990 to
February, 1995 he was Chief Financial Officer of Captivision, Inc., a consulting firm specializing in electronics and telecommunications ventures. From January, 1987 to February, 1990 he was the Controller for the law firm of Ryan & Smith. Mr. Richardson holds a Bachelor of Science degree in Accounting and Taxation from the University of Houston and a Master of Business Administration from Houston Baptist University.

     Thomas W. (Bill) Park, 61, has been Vice President/ Chief Operating Officer of subsidiary Curtis Mathes Corporation (CMC) since October 3, 1994; has been Vice President/ Chief Operating Officer of subsidiary Curtis Mathes Marketing Corporation (CMMC) since July 1, 1995; and has been Vice President/ Chief Operating Officer of subsidiary Curtis Mathes Xpressway Corporation (CMX) since January 10, 1997. Mr. Park is responsible for the initial development of product and all phases through the manufacturing process for the new uniView line of products. The securing of strategic technological partners is also an important area of his responsibility. He enjoyed a career of 29 years with CMC, before leaving in August, 1993 for a position as Vice President of Benelec Corporation, an international trading company dealing in electronics, medical supplies, and other products. From August, 1993 until his return to the company in 1994, Mr. Park continued to make his knowledge and experience available to CMC as a consultant. During his career with CMC, he served in various positions with the company, beginning as an Office Manager/ Cost Accountant in 1964 and culminating as Executive Vice President in 1985, in which capacity he served until 1993. Mr. Park has traveled extensively and maintains valuable business contacts in Europe and Asia. He holds a Bachelor of Business Administration degree in Finance from the University of Texas.

     Thomas P. O'Mara, 37, joined the Company in August, 1996, and in April, 1997 was promoted to Vice President/ Sales and Marketing of subsidiaries Curtis Mathes Marketing Corporation (CMMC) and Curtis Mathes Xpressway Corporation (CMX), bringing with him more than 14 years of experience in the consumer electronics industry. Mr. O'Mara is responsible for management of the Company's domestic and international sales force. He also oversees all marketing and advertising strategy for all of the Company's products, including uniView and the Curtis Mathes Xpressway. In addition, Mr. O'Mara has applied his broad technology expertise in the actual development, design and execution of uniView and the Curtis Mathes Xpressway. He also supervises corporate marketing and communications, channel partner programs, and strategic alliance programs. Prior to joining the Company, O'Mara was a regional sales manager for the car electronics division of Pioneer Electronics. During his 13-year tenure with Pioneer, he was directly involved in sales and marketing aspects for the majority of all of Pioneer's consumer electronics products. Mr. O'Mara received a bachelor of business administration degree in accounting from LaSalle University (Philadelphia, Pa.).

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

     Based solely upon a review of the copies of the forms filed pursuant to Section 16(a) furnished to the Company, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal year ended June 30, 1997, the Company believes that during the fiscal year ended June 30, 1997, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% Owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

                   Summary Compensation Table

     The following table summarizes the compensation paid over the last three completed fiscal years to the Company's Chief Executive Officer and any other executive officer of the Company who received compensation of $100,000 or more during the fiscal year ended June 30, 1997.

                                                               Long Term Compensation
                           Annual Compensation                 Awards                       Payouts

(a)               (b)      (c)       (d)      (e)              (f)          (g)             (h)      (i)

                                                                                                     All
                                                                                                     Other
Name and          Year                        Other            Restricted   Securities      LTIP     Compen-
Principal         Ended                       Annual           Stock        Underlying      Payouts  sation
Position          Jun. 30  Salary($) Bonus($) Compensation($)  Award(s)($)  Options/SARs(#)  ($)      ($)
Patrick A. Custer 1997     151,310   11,200   12,000             -0-        400,000          -0-      -0-
  Chairman of the 1996     102,692    -0-     12,000           59,750         -0-            -0-      -0-
  Board and CEO   1995     121,458    -0-     12,308             -0-          -0-            -0-      -0-

Billy J. Robinson 1997     110,481   11,200   27,500           43,625       150,000          -0-      -0-
  Vice President, 1996      72,981    -0-     27,500           79,475         -0-            -0-      -0-
  General Counsel 1995      83,937    -0-     32,776           43,625         -0-            -0-      -0-

                  Option/SAR Grants in Last Fiscal Year
      The following table shows all individual grants of stock options to the named executive officers during the fiscal year ended June 30, 1997.
                                                                               Grant Date
                   Individual Grants                                           Value
                   -------------------------------------------------------     ----------
(a)                (b)         (c)          (d)                 (e)            (f)

                   Number of   % of Total
                   Securities  Options/
                   Underlying  SARs
Name and           Options/    Granted to   Exercise  Market                   Grant
Principal          SARs        Employees    or Base   Price on                 Date
Position           Granted     in Fiscal    Price     the Date  Expiration     Present
                   (#)(1)(2)   Year(2)      ($/Sh)    of Grant  Date           Value(3)
Patrick A. Custer
Chairman of the
Board and CEO      400,000     40%          $0.94     $1.34     April 6, 2002  $231,960
Billy J. Robinson
Vice President
and General
Counsel            150,000     15%          $0.94     $1.34     April 6, 2002  $ 92,420

(1) Options have a five-year life, vest in increments over two and one-half years and are priced at seventy (70%) percent of the average trading price of the Common Stock, as reported by NASDAQ, for the five (5) trading days immediately preceding the date of grant.

(2)  The Company has not made any grants of SARs.

(3) The options were valued as of April 7, 1997 using the SFAS 123 - Black Scholes Option Pricing Model, assuming expected volatility of 60%, a 6% risk-free rate of return, 0% dividend yield, and time of exercise of 4.75 years. (Please refer to Note 11 on page F-30 of the Notes to Consolidated Financial Statements in this Form 10-K for further information concerning pricing of options.)

           Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

      The following table shows aggregate exercises of options (or tandem stock appreciation rights) and freestanding stock appreciation rights during the fiscal year ended June 30, 1997 by each of the named executive officers.

(a)                (b)          (c)       (d)                 (e)

                                          Number of
                                          Securities          Value of
                                          Underlying          Unexercised
                                          Unexercised         In-the-Money
                                          Options/SARs at     Options/SARs at
                                          FY-End (#)(2)       FY-End ($)(2)(3)
Name and           Shares       Value
Principal          Acquired     Realized  Exercisable (E)/    Exercisable/
Position           on Exercise  ($)(1)    Unexercisable (U)   Unexercisable
--------           -----------  ------    -----------------   -------------
Patrick A. Custer
Chairman  of the   50,000       7,000      50,000 (E)         --
Board and CEO                             300,000 (U)         --

Billy J. Robinson
Vice President
and General                                 37,500 (E)        --
Counsel            --           --         112,500 (U)        --

(1) Amount shown is based upon the average of the closing bid and closing asked price per share of the Company's Common Stock on the Nasdaq SmallCap Market on the date of exercise, June 13, 1997, which was $1.08.

(2)  The Company has not made any grants of SARs.

(3) On June 30, 1997 the options were not considered "in-the-money," as the fair market value of the underlying securities on that date ($0.89) did not exceed the exercise price of the options.

                   Compensation of Directors

     None of the inside directors are paid compensation as such, except for services performed in another capacity, such as an executive officer of the Company. The outside directors of the Company are paid $500 per meeting, plus their expenses for attending Board of Director meetings. The Company additionally granted each of the two outside directors stock options to purchase 75,000 shares of Common Stock of the Company. The options have a five-year life, vest in increments over two years and are priced at seventy (70%) percent of the average trading price of the Common Stock, as reported by NASDAQ, for the five (5) trading days immediately preceding the date of grant. The exercise price of the options is $0.94 per share and the market price of the Common Stock on the date of grant, April 7, 1997, was $1.34 per share.

Employment Contracts and Termination and Change-in-Control Arrangements

     In April 1997 the Company entered into employment agreements with named executive officers Messrs. Custer and Robinson for approximately a three-year term with the Company. The terms of both employment agreements include an agreed annual salary, employee benefits, nonstatutory stock options, portions of which vest at certain times depending on the employee's continued tenure with the Company, and provisions concerning termination of employment upon sale or change in control of the Company.

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

Chief Executive Officer

     For the year ended June 30, 1997, Mr. Custer received $174,510 and nonstatutory employee stock options, the vested portion of which was valued at $47,119, for his services as President and Chief Executive Officer of the Company. The factors the Company considered in setting his compensation include Mr. Custer's leadership in restructuring the

Company,   his   contribution  to  the  strategic  focus  and   financial
positioning  of  the  Company,  and  included  a  consideration  of   his
responsibilities, experience, and skills.

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

     The graph should be viewed in the context of the disposition of Southwest Memory, Inc. by the Company during fiscal year ended June 30, 1995, the reduction in the commodity business operations of the Curtis Mathes Corporation subsidiary during fiscal year ended June 30, 1996, and the introduction during fiscal year ended June 30, 1997 of the Company's technologically advanced Internet access products, the Curtis Mathes uniViewT and the Curtis Mathes XpresswayT Internet Service Provider and Online Service. Accordingly, the indications of the graph may not necessarily indicate future performance of the Company.

          1/1/93   6/30/93  6/30/94   6/30/95  6/30/96   6/30/97

Curtis    100.00    200.00   576.00    138.00   276.00    182.00
Mathes

SIC Code  100.00    120.64   179.75    148.15   182.14    213.06

NASDAQ    100.00    111.94   122.75    143.96   181.22    218.30
Market

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of August 29, 1997 with respect to the beneficial ownership of Common Stock by (i) persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors of the Company, (iii) each of the executive officers named in the Summary Compensation Table (appearing in Item 11) and (iv) all directors and executive officers of the Company and significant subsidiaries as a group.

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

                                   Number of Shares
     Name and Address              Amount and Nature             Percent
     of Beneficial Owner           of Beneficial Ownership       of Class

5% Beneficial Owners

     Patrick A. Custer             2,498,615(1)                  6.13%
     P. O. Box 802808
     Dallas, Texas 75380-2808

     D. Ronald Allen               2,010,165(2)                  4.75%
     10911 Petal Street, Suite 105
     Dallas, TX  75238

     Custer Company, Inc.          2,026,515(3)                  4.98%
     P.O. Box 802808
     Dallas, TX  75380-2808

     Geninvest, S.A.               3,627,333(4)                  8.20%
     c/o Lewis D. Rowe, Director
     P.O. Box 1561
     Zephyr House, Mary Street,
     Grand Cayman, British West Indies

Directors

     Patrick A. Custer             2,498,615(1)                  6.13%
     Edward M. Warren                227,500(5)                  0.56%
     Billy J. Robinson               102,500(6)                  0.25%
     Bernard S. Appel                 75,000(7)                  0.18%

Executive Officers

     Patrick A. Custer             2,498,615(1)                  6.13%
     Billy J. Robinson               102,500(6)                  0.25%

All Directors and Executive
     Officers as a Group           3,075,715(8)                  7.50%

(1) Includes 175,000 shares owned outright by Mr. Custer; 50,000 shares issuable to Mr. Custer upon exercise of vested nonstatutory Employee Stock Options; 1,906,515 shares held of record by Custer Company, Inc., a family trust, over which Mr. Custer exercises voting control; 120,000 shares issuable to Custer Company, Inc. upon exercise of warrants; 237,500 shares owned by his wife; 9,400 shares held by his wife for the benefit of his minor daughter; and 100 shares each owned by his two sons.

(2) Includes 120,000 shares owned by Winterstone Management Company, which is controlled by Mr. Allen; 149,365 shares owned outright, and 805,600 shares issuable upon exercise of warrants held by Associates Funding Group, Inc., which is controlled by Mr. Allen; and 935,200 shares issuable upon exercise of warrants held by QAG, Inc., which is controlled by Mr. Allen.

(3)  Includes 120,000 shares issuable upon exercise of warrants.

(4)  Issuable upon exercise of warrants.

(5) Includes 202,500 shares owned outright, and 25,000 shares issuable to Mr. Warren upon exercise of stock options.

(6) Includes 65,000 shares owned outright, and 37,500 shares issuable to Mr. Robinson upon exercise of vested nonstatutory Employee Stock Options. Shares are held in escrow to be earned over four year term of employment, but over which Mr. Robinson has voting rights.

(7) Includes 50,000 shares owned outright, and 25,000 shares issuable to Mr. Appel upon exercise of stock options.

(8) Includes 2,903,615 shares beneficially owned by all directors. Also includes 15,000 shares owned outright, and 57,500 shares issuable to Mr. Richardson upon exercise of vested nonstatutory Employee Stock Options. Also includes 10,000 shares owned outright, and 51,100 shares issuable to Mr. Park upon exercise of vested nonstatutory Employee Stock Options. Also includes 1,000 shares owned outright, and 37,500 shares issuable to Mr. O'Mara upon exercise of vested nonstatutory Employee Stock Options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal year ended June 30, 1997, the Company engaged in the transactions described below with various entities affiliated with the Company. Management believes these transactions contain substantially competitive terms as those available from unaffiliated sources.

               Transactions with Related Parties

D. Ronald Allen/Associates Funding Group, Inc.

     D. Ronald Allen, CPA, a consultant for the Company and currently a 4.75% beneficial owner of the Company, became affiliated in late 1992 when he assisted the Company in acquiring Southwest Memory, Inc. ("SMI"). Mr. Allen is President of Winterstone Management Company, which is a family owned corporation and record holder of 120,000 shares of the Company's Common Stock. Mr. Allen also owns Associates Funding Group, Inc. ("AFG"), which is record holder of 149,365 common shares and 805,600 common shares issuable upon exercise of warrants of the Company. Mr. Allen is also President of QAG, Inc. ("QAG"), which holds 935,200 common shares issuable upon exercise of warrants of the Company. Mr. Allen has from time to time assisted the Company in structuring transactions between the Company and entities with which he is associated as principal or agent, which transactions are described as follows:

     (a) In July 1996 the Company redeemed for cash from AFG 117,305 shares of Series G Preferred Stock of the Company for face value of $1,173,050, plus accrued dividends on outstanding Series G Preferred Stock of $27,446

     (b) In January 1997 the Company and a limited partnership, CMLP Group, Ltd., of which AFG is the General Partner, entered into a Joint Venture Agreement relating to the acquisition and development of certain real estate as the future site of the Company's corporate offices. The initial capital of the joint venture consisted of $276,285.27 contributed by CMLP Group, Ltd. and $354,000 contributed by the Company. No further action has been taken in furtherance of this project. The Company expects to pursue completion of this project according to the future needs and financial resources of the Company. In addition to AFG, other members of CMLP Group, Ltd. include Custer Company, Inc., Billy J. Robinson, F. Shelton Richardson, Jr., Neal J. Katz, Thomas W. (Bill) Park, and Thomas P. O'Mara.
                                 PART IV

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

     (b)  Reports on Form 8-K

          During the three months ended June 30, 1997 the Company filed four Current Reports on Form 8-K, one dated April 23, 1997, one dated May 1, 1997, one dated May 14, 1997, and one dated June 23, 1997, all reporting Sales of Equity Securities Pursuant to the exemption from registration afforded by Regulation S.

      "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. With the exception of historical information, the matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce intellectual property rights, and other risks indicated in filings with the Securities and Exchange Commission.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CURTIS MATHES HOLDING CORPORATION

                              By:  /s/    PAT CUSTER
                                        Patrick A. Custer
                                   President and Chief Executive Officer
September 4, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Principal Executive Officer

/s/ PAT CUSTER           Chairman of the Board,           September 4, 1997
     Patrick A. Custer   President, Chief Executive
                         Officer and Director

     Principal Financial and Accounting Officer

/s/ F. SHELTON RICHARDSON, JR.    Vice  President,        September 4, 1997
     F. Shelton Richardson, Jr.   Chief Financial Officer

     Additional Directors
/s/ BILLY J. ROBINSON      Vice  President, Secretary,    September 4, 1997
     Billy J. Robinson     General Counsel and Director
/s/ EDWARD M. WARREN       Director                       September 4, 1997
     Edward M. Warren
/s/ BERNARD S. APPEL       Director                       September 4, 1997
     Bernard S. Appel

             CONSOLIDATED FINANCIAL STATEMENTS AND
       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               CURTIS MATHES HOLDING CORPORATION
                        AND SUBSIDIARIES

                     JUNE 30, 1997 AND 1996

               CURTIS MATHES HOLDING CORPORATION
                        AND SUBSIDIARIES

           Index to Consolidated Financial Statements

                                                                    Page

Report of Independent Certified Public Accountants                   F-3

Financial Statements

  Consolidated Balance Sheets for years ended
      June 30, 1997 and 1996                                         F-4

  Consolidated Statements of Operations for years ended
      June 30, 1997, 1996 and 1995                                   F-7

  Consolidated Statement of Changes in Stockholders' Equity
      for years ended June 30, 1997, 1996 and 1995                   F-8

  Consolidated Statements of Cash Flows for years ended
      June 30, 1997, 1996 and 1995                                  F-12

  Notes to Consolidated Financial Statements                        F-15

Financial Statement Schedule

  Schedule II - Valuation and Qualifying Accounts                   F-40

  All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Curtis Mathes Holding Corporation

We have audited the consolidated balance sheets of Curtis Mathes Holding Corporation and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Curtis Mathes Holding Corporation and Subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                       KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
August 6, 1997

            CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            June 30, 1997 and 1996

                                     ASSETS

                                                           1997          1996
                                                   ------------  ------------
CURRENT ASSETS
       Cash and cash equivalents                   $    800,346  $  4,150,481
       Marketable securities                            282,142             -
       Subscriptions receivable                               -     4,351,500
       Accounts receivable
          Trade                                               -         8,445
          Due from related parties                       20,000        40,000
       Note receivable, net of allowance
          of $375,000 in 1997                            35,237       354,807
       Inventory                                         79,701       646,929
       Current portion of restricted cash                     -        47,423
       Prepaid expenses                               1,918,998        93,916
                                                   ------------  ------------
       Total current assets                           3,136,424     9,693,501
                                                   ------------  ------------
PROPERTY AND EQUIPMENT, net                           2,319,012       656,102
                                                   ------------  ------------
OTHER ASSETS
      Investment in joint venture                       354,000             -
      Notes receivable, less current portion            291,521             -
      Software development                            4,149,748       491,667
      Licenses                                        1,100,117             -
      Trademark, net of accumulated
         amortization of $822,693
         and $577,389                                 4,093,061     4,338,366
      Other                                              30,870        30,770
                                                   ------------  ------------
      Total other assets                             10,019,317     4,860,803
                                                   ------------  ------------
TOTAL ASSETS                                       $ 15,474,753  $ 15,210,406

                              -Continued-
See accompanying notes to consolidated financial statements.

           CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - Continued
                        June 30, 1997 and 1996

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           1997          1996
                                                   ------------  ------------
CURRENT LIABILITIES
      Trade accounts payable                       $    355,894  $    134,522
      Accrued and other current liabilities           1,197,194       649,456
      License fees payable                              660,000             -
      Current maturities of long-term debt,
         including $34,000 due to related
         parties in 1997                                301,810       807,847
      Current maturities of obligations
         under capital leases                            38,296       109,487
      Deferred gain                                           -     1,252,461
                                                   ------------  ------------
      Total current liabilities                       2,553,194     2,953,773
                                                   ------------  ------------
LONG TERM DEBT, less current maturities                 171,469       186,310
OBLIGATIONS UNDER CAPITAL LEASES,
    less current maturities                              14,262        88,876
WARRANTY PROVISION                                      435,193       257,915
                                                   ------------  ------------
      Total liabilities                               3,174,118     3,486,874
                                                   ------------  ------------
COMMITMENTS AND CONTINGENCIES (Notes 2,8,9,11,
    13,14,15,17 and 19)

STOCKHOLDERS' EQUITY
      Preferred stock, cumulative, $1.00 par value;
        1,000,000 shares authorized:
          Series A, 140,000 shares (liquidation
            preference of $140,000)                $    140,000  $    140,000
          Series G, 117,305 shares in 1996                    -       117,305
          Series H, 3 and 55 shares in 1996
            (liquidation preference of $75,000 in 1997)       3            55
          Series I, 5,385 shares in 1996                      -         5,385
          Series K, 9 shares in 1997 (liquidation
            preference of $1,035,000)                         9             -
          Series L, 1,275 shares in 1997 (liquidation
            preference of $1,275,000)                     1,275             -
      Common stock, $.01 par value; 80,000,000 and
        40,000,000 shares authorized and 36,709,186
        and 24,311,188 issued and outstanding at
        June 30, 1997 and 1996, respectively            367,092       243,112
        Additional paid-in-capital                   30,317,592    22,193,525
        Accumulated deficit, since July 1, 1993 quasi
          reorganization in which an accumulated
          deficit of $4,140,595 was eliminated      (18,525,336)  (10,975,850)
                                                   ------------- -------------
   Total Stockholders' Equity                        12,300,635    11,723,532
                                                   ------------- -------------
TOTAL LIABILITIES AND EQUITY                       $ 15,474,753  $ 15,210,406
                                                   ============= =============

See accompanying notes to consolidated financial statements.

               CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1997, 1996 and 1995

                                        1997             1996            1995
                                -------------    -------------   -------------
REVENUES:
   Net sales                    $  2,503,512     $  7,656,836    $ 21,267,244
   Royalty income                          -                -         300,000
                                -------------    -------------   -------------
     Total Revenue                 2,503,512        7,656,836      21,567,244

COST OF SALES                      2,612,402        6,867,560      17,712,200
                                -------------    -------------   -------------
   Gross Profit                     (108,890)         789,276       3,855,044

OPERATING EXPENSES                 8,801,723        6,400,523       7,201,209
                                -------------    -------------   -------------
   Operating Loss                 (8,910,613)      (5,611,247)     (3,346,165)
                                -------------    -------------   -------------
OTHER INCOME (EXPENSE):
   Interest and other income, net    235,404          307,367         128,663
   Interest expense                  (86,292)        (583,433)     (1,574,540)
                                -------------    -------------   -------------
     Total Other Income (Expense)    149,112         (276,066)     (1,445,877)
                                -------------    -------------   -------------
MINORITY INTEREST SHARE OF
   LOSS OF SUBSIDIARY                      -                -         382,457
                                -------------    -------------   -------------
LOSS FROM CONTINUING
   OPERATIONS BEFORE
   INCOME TAXES AND
   EXTRAORDINARY ITEM             (8,761,501)      (5,887,313)     (4,409,585)
      Income tax benefit             463,035                -               -
                                -------------    -------------   -------------
LOSS FROM CONTINUING
   OPERATIONS BEFORE
   EXTRAORDINARY ITEM             (8,298,466)      (5,887,313)     (4,409,585)

DISCONTINUED
   OPERATIONS
   Income from operations
      of discontinued electronics
      components segment                   -                -          74,590
   Gain on sale of discontinued
      segment                              -                -          98,460
                                -------------    -------------   -------------
Loss before extraordinary item    (8,298,466)      (5,887,313)     (4,236,535)

EXTRAORDINARY ITEM
   Gain on extinguishment of
   debt, net of income taxes
   of $463,035                       789,426                -               -
                                -------------    -------------   -------------

                              -Continued-
See accompanying notes to consolidated financial statements.

               CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
                    Years ended June 30, 1997, 1996 and 1995

                                        1997             1996            1995
                                -------------    -------------   -------------
NET LOSS                        $ (7,509,040)    $ (5,887,313)   $ (4,236,535)
                                =============    =============   =============
Loss from continuing
   operations attributable
   to common shareholders
   (Note 1)                     $ (8,325,689)    $ (6,187,353)   $ (4,331,397)
                                =============    =============   =============
Loss attributable to common
   shareholders (Note 1)        $ (7,536,263)    $ (6,187,353)   $ (4,158,347)
                                =============    =============   =============
Loss from continuing
   operations per share
   attributable to common
   shareholders                 $      (0.25)    $      (0.35)   $      (0.46)
                                =============    =============   =============
Gain from extraordinary item
   per share                    $       0.02     $          -    $          -
                                =============    =============   =============
Loss per share attributable to
   common shareholders          $      (0.23)    $      (0.35)   $      (0.44)
                                =============    =============   =============
Weighted average common shares
   outstanding                    32,307,591       17,432,013       9,416,503
                                =============    =============   =============

             CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years ended June 30, 1997, 1996 and 1995

                                                                                     Additional    Notes Receivable
                                         Common Stock            Preferred Stock     Paid-In       and Investment in  Accumulated
                                     Shares          Amount  Shares          Amount  Capital       Preferred Stock    Deficit
                                     ----------  ----------  --------  ------------  ------------  -----------------  --------------
BALANCES - June 30, 1994              8,412,000  $   84,120   142,914  $    142,914  $  6,539,895  $ (2,240,000)      $    (309,444)
Issuances of common stock
   for cash                           1,400,000      14,000         -             -     1,750,500             -                   -
Issuances of common stock for
   reduction of advances to a
   shareholder and officer              120,000       1,200         -             -        58,800             -                   -
Other issuances of common stock          22,800         228         -             -             -             -                   -
Conversion of Series B preferred
   stock to Series F preferred stock          -           -         -             -             -             -                   -
Net redemption of Series F
   preferred stock in connection
   with settlement of liabilities             -           -    (1,056)       (1,056)     (699,098)            -                   -
Issuance of Series F preferred
   stock for dividends                        -           -       183           183       182,564             -                   -

                              -Continued-
See accompanying notes to consolidated financial statements.

             CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -Continued-
                 Years ended June 30, 1997, 1996 and 1995

                                                                                     Additional    Notes Receivable
                                         Common Stock            Preferred Stock     Paid-In       and Investment in  Accumulated
                                     Shares          Amount  Shares          Amount  Capital       Preferred Stock    Deficit
                                     ----------  ----------  --------  ------------  ------------  -----------------  --------------
Redemption of Series F preferred
   stock in satisfaction of notes
   receivable and interest from
   Advanced PC Products, Inc.("APC")          -  $        -      (252) $       (252) $          -  $          -       $           -
Issuance of Series F preferred
   stock in satisfaction of
   notes payable                              -           -     1,049         1,049     1,048,415             -                   -
Redemption of Series F preferred
   stock in satisfaction of notes
   receivable from AFG                        -           -      (125)         (125)            -             -                   -
Redemption of Series F preferred
   stock in connection with
   employee settlement                        -           -       (25)          (25)      (24,975)            -                   -
Redemption of Series F preferred
   stock for investment in APC                -           -    (2,240)       (2,240)   (2,237,760)    2,240,000                   -
Redemption of Series F preferred
   stock for cash                             -           -       (98)          (98)      (97,902)            -                   -
Conversion of Series F preferred
   stock to series G preferred stock          -           -    35,350        35,350       (35,350)            -                   -
Issuance of Series G preferred
   stock for cash to AFG                      -           -    96,563        96,563       578,437             -                   -
Issuance of Series G preferred stock
   for repurchase of 20% interest in
   Curtis Mathes Corporation                  -           -    97,500        97,500       170,625             -                   -
Dividends paid in cash                        -           -         -             -             -             -            (236,703)
Net loss for the year                         -           -         -             -             -             -          (4,236,535)
                                     ----------  ----------  --------  ------------  ------------  ------------       --------------
BALANCES - June 30, 1995              9,954,800      99,548   369,763       369,763     7,234,151             -          (4,782,682)
Issuance of Series H preferred
   stock for cash                             -           -        55            55     1,287,445             -                   -
Issuance of Series I preferred
   stock for cash                             -           -       550           550       494,450             -                   -
Subscriptions for Series I preferred
   stock                                      -           -     4,835         4,835     4,346,665             -                   -
Conversion of Series G preferred
   stock to common                      136,900       1,369  (112,458)     (112,458)     (405,875)            -                   -
Conversion of debentures and
   demand notes                       1,050,000      10,500         -             -       789,500             -                   -
Issuance of common stock for fees
   and services                         222,000       2,220         -             -       149,280             -                   -
Issuance of common stock for
   employee compensation                 83,000         830         -             -             -             -                   -
Issuance of common stock for cash
   and payment of note payable
   of $145,280                       10,317,088     103,171         -             -     5,845,279             -                   -
Exercise of warrants                  1,887,000      18,870         -             -     2,452,630             -                   -

                              -Continued-
See accompanying notes to consolidated financial statements.
             CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -Continued-
                 Years ended June 30, 1997, 1996 and 1995

                                                                                  Additional     Notes Receivable
                                    Common Stock             Preferred Stock      Paid-In        and Investment in   Accumulated
                                Shares          Amount   Shares          Amount   Capital        Preferred Stock     Deficit
                                ----------  ----------   --------  ------------   ------------   -----------------   --------------
Issuance of common stock for
   fees on above common stock
   issuances for cash              660,400  $    6,604          -  $          -   $          -   $          -        $           -
Dividends paid in cash                   -           -          -             -              -              -             (305,855)
Net loss for the year                    -           -          -             -              -              -           (5,887,313)
                                ----------  ----------   --------  ------------   ------------   ------------        --------------
BALANCES - June 30, 1996        24,311,188     243,112    262,745       262,745     22,193,525              -          (10,975,850)
Redemption of Series G
   preferred for cash                    -           -   (117,305)     (117,305)    (1,055,745)             -                    -
Conversion of Series H
   preferred for common stock      879,068       8,791        (52)          (52)        (8,739)             -                    -
Issuance of Series I
   preferred stock for cash              -           -        800           800        728,200              -                    -
Conversion of Series I
  preferred  to common stock     5,200,136      52,001     (6,185)       (6,185)       (45,816)             -                    -
Issuance of Series J
   preferred stock for cash              -           -      1,625         1,625      1,460,875              -                    -
Conversion of Series J
   preferred for common stock    1,481,140      14,811     (1,625)       (1,625)       (13,186)             -                    -
Issuance of common stock
   for cash                      3,220,000      32,200          -             -      3,568,426              -                    -
Issuance of Series K
   preferred for cash                    -           -         11            11        983,876              -                    -
Issuance of Series L
   preferred stock for cash              -           -      1,500         1,500      1,423,500              -                    -
Conversion of Series K
   preferred for common stock      135,501       1,355         (2)           (2)        (1,353)             -                    -
Issuance of common stock for
   warrants exercised              100,000       1,000          -             -         81,000              -                    -
Conversion of Series L
   preferred for common stock      303,797       3,038       (225)         (225)         2,813              -                    -
Conversion of Line of Credit
  note payable for common stock  1,078,356      10,784          -             -      1,000,216              -                    -
Dividends paid in cash                   -           -          -             -              -              -              (40,446)
Net loss for the year                    -           -          -             -              -              -           (7,509,040)
                                ----------  ----------   --------  ------------   ------------   ------------        --------------
BALANCES - June 30, 1997        36,709,186  $  367,092    141,287  $    141,287   $ 30,317,592   $          -        $ (18,525,336)

See accompanying notes to consolidated financial statements.
             CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended June 30, 1997, 1996 and 1995

                                                                   1997             1996            1995
                                                           -------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $ (7,509,040)    $ (5,887,313)   $ (4,236,535)
   Adjustments to reconcile net loss
      to cash provided (used) by operating activities:
         (Gain) loss on sales of assets                           1,200              305          44,185
         Gain on sale of discontinued segment                         -                -         (98,460)
         Depreciation and amortization                          690,504          645,128         477,014
         Income tax benefit                                    (463,035)               -               -
         Gain on extinguishment of debt                        (789,426)               -               -
         Provision for bad debts                                375,000          536,080         (59,512)
         Provision for obsolete inventory                       255,115         (282,457)          9,962
         Minority interest share of loss in subsidiary                -                -        (382,457)
         Issuance of shares as employee compensation
            and/or financing fees                                     -              830               -
         Commissions paid through issuance of common stock            -                -             228
         Interest income earned through redemption of
            preferred stock                                           -                -          (2,500)
         Employee settlement through redemption of
            preferred stock                                           -                -         (25,000)
         Common stock issued for consulting fees                      -           30,000               -
         Write off of note receivable                                 -           25,000               -
         Write off of investment                                      -          250,000               -
         Changes in assets and liabilities, net of effects
             from acquisitions and dispositions:
                  Accounts receivable                            28,445          990,231        (563,429)
                  Inventory                                     312,113        2,329,882        (921,877)
                  Prepaid expense and other                  (1,825,081)        (460,144)        153,648
                  Restricted cash                                47,423          233,209          65,263
                  Other assets                                     (100)          32,720         164,048
                  Accounts payable, accrued liabilities
                     and other current liabilities            1,429,110         (193,699)       (537,515)
                  Other liabilities                             177,278         (169,613)         54,183
                                                           -------------    -------------   -------------
             Cash provided (used) by operating activities    (7,270,494)      (1,919,841)     (5,858,754)
                                                           -------------    -------------   -------------

                              -Continued-
See accompanying notes to consolidated financial statements.
            CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                Years ended June 30, 1997, 1996 and 1995

                                                                   1997             1996            1995
                                                           -------------    -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                 $ (2,100,359)    $   (136,558)   $   (299,328)
       Investment in joint venture                             (354,000)               -               -
       Software development                                  (3,649,748)               -               -
       Licenses                                              (1,113,867)               -               -
       Investment in marketable securities                     (282,142)               -               -
       Repurchase of 20% interest in CM                               -                -        (151,000)
       Reorganization payments to trustee and DFS                     -                -        (361,267)
       Cash balance in company acquired (disposed)                    -           (5,342)        (11,992)
       Collections on notes receivable                           28,049            1,193         625,217
       Issuance of note receivable                             (375,000)               -               -
                                                           -------------    -------------   -------------
       Cash used for investing activities                    (7,847,067)        (140,707)       (198,370)
                                                           -------------    -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Checks issued in excess of cash balances                        -          (32,852)         32,852
      Receipts under borrowing arrangements                   1,000,000                -               -
      Change in borrowings under line of credit agreements            -       (2,572,024)      3,437,866
      Proceeds from long-term debt                              122,062                -               -
      Principal payments on long-term debt                     (642,940)      (1,235,147)       (196,605)
      Principal payments on capital lease obligations          (145,805)          (6,207)       (116,844)
      Issuances of preferred and common stock for cash        8,296,105       10,271,421       2,439,500
      Redemption of preferred stock for cash                 (1,173,050)               -         (98,000)
      Receipt of cash for common stock issued in
         prior year                                           4,351,500                -               -
      Dividends paid                                            (40,446)        (305,855)        (53,956)
                                                           -------------    -------------   -------------
      Cash provided by financing activities                  11,767,426        6,119,336       5,444,813
                                                           -------------    -------------   -------------
NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                       (3,350,135)       4,058,788        (612,311)
CASH AND CASH EQUIVALENTS, BEGINNING                          4,150,481           91,693         704,004
                                                           -------------    -------------   -------------
CASH AND CASH EQUIVALENTS, ENDING                          $    800,346     $  4,150,481    $     91,693
                                                           =============    =============   =============
SUPPLEMENTAL INFORMATION
      Cash paid for interest                               $     64,231     $    508,898    $  1,787,846
                                                           =============    =============   =============

                              -Continued-
See accompanying notes to consolidated financial statements.
            CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                Years ended June 30, 1997, 1996 and 1995

                                                                   1997             1996            1995
                                                           -------------    -------------   -------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for settlement of cash received
     under borrowing arrangements, including $78,356 in
     accrued interest.                                     $  1,078,356     $          -    $          -
                                                           =============    =============   =============
Conversion of debentures and demand notes into
     common stock                                          $          -     $    800,000    $          -
                                                           =============    =============   =============
Issuance of common stock for fees and services             $          -     $    151,500    $          -
                                                           =============    =============   =============
Issuance of common stock for note payable                  $          -     $    145,280    $          -
                                                           =============    =============   =============
Sale of inventory parts for note receivable                $          -     $    350,000    $          -
                                                           =============    =============   =============
Issuance of common stock for subscriptions and receivable  $          -     $  4,350,500    $          -
                                                           =============    =============   =============
Issuance of common stock for commission                    $          -     $      6,604    $        228
                                                           =============    =============   =============
Purchases of property and equipment for notes payable      $          -     $     59,337    $    511,047
                                                           =============    =============   =============
Issuance of common stock in satisfaction of amounts
     due to shareholder                                    $          -     $          -    $     60,000
                                                           =============    =============   =============
Redemption of preferred stock in connection with
     employee settlement                                   $          -     $          -    $     25,000
                                                           =============    =============   =============
Issuance of preferred stock in satisfaction
     of notes receivable and interest                      $          -     $          -    $  1,049,464
                                                           =============    =============   =============
Redemption of preferred stock in satisfaction
     of notes receivable and interest                      $          -     $          -    $  3,673,500
                                                           =============    =============   =============
Conversion of debentures to demand notes payable           $          -     $          -    $    615,000
                                                           =============    =============   =============
Line of credit converted to long-term debt                 $          -     $          -    $  1,024,750
                                                           =============    =============   =============
Issuance of preferred stock for dividends                  $          -     $          -    $    182,747
                                                           =============    =============   =============
Sale of SMI for notes payable                              $          -     $          -    $  1,570,000
                                                           =============    =============   =============
Preferred stock ($268,125) and notes payable ($150,000)
     portion of consideration for repurchase of 20% of CM  $          -     $          -    $    418,425
                                                           =============    =============   =============

See accompanying notes to consolidated financial statements

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

Curtis Mathes Holding Corporation was formed on July 13, 1984, to operate in the entertainment industry. The Company discontinued this line of business in 1988, acquired rent-to-own operations which were subsequently discontinued, and was deemed to have reentered the development stage effective July 1, 1990.

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

During 1996, the Company operated principally as a wholesale distributor in the consumer electronics industry through its 100% owned subsidiary CM. The Company also owns 100% of FFL, which was involved in real estate and financing transactions in prior years but which is now inactive. The Company has other subsidiaries which have been relatively inactive. Towards the latter half of fiscal 1996, the Company redirected its focus toward a new product called uniView which allows the user, through the use of their TV remote control, to "surf the Internet", receive E-Mail, or to search for movies or programs featuring specific subjects, stars or ratings.

During 1997, the Company created a new subsidiary, Curtis Mathes Xpressway Corporation (Xpressway). Xpressway was created to construct, own, and operate the Company's new Internet service provider (ISP) which will be the Internet "on ramp" for uniView users.

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

Marketable Securities

Marketable securities are classified as available-for-sale and stated at fair market value. The historical cost of these securities approximates their fair market value at June 30, 1997.

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Prepaid Expenses

Prepaid expenses include approximately $1,350,000 advanced to an entity to fund the production of uniView inventory.

Inventory

Inventories are stated at the lower of average cost or market.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to seven years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

Software Development Costs

Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. Software development costs will be amortized after the product is placed in service over a period ranging from three to five years.

Trademark

Trademark represents the value considered to arise from the Curtis Mathes Corporation name and reputation and consists of the excess of the purchase price paid over the estimated fair market value of identifiable net assets acquired in connection with the acquisition of Curtis Mathes Corporation. The excess purchase price includes amounts paid to Deutsche Financial Services ("DFS"), (previously ITT Commercial Finance Corporation) and unsecured creditors in accordance with the Curtis Mathes Corporation reorganization (see Note 14). The trademark value is amortized on a straight-line basis over 20 years. Amortization of the trademark for the years ended June 30, 1997, 1996 and 1995 amounted to $244,238, $244,264 and $206,284, respectively.

On an on-going basis, management reviews recoverability, the valuation and amortization of the trademark. As a part of this review, the Company considers the undiscounted projected future net earnings in evaluating the value of the trademark. If the undiscounted future net earnings is less than the stated value, the trademark would be written down to its fair value.

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to expense in 1997, 1996 and 1995 were $516,931 and $11,480 and $0, respectively.

Advertising Costs

Advertising  costs are charged to operations when the advertising first  takes place. Advertising costs charged to expense in 1997,
1996,   and  1995  totaled  $1,981,172,  $142,891  and  $249,151,
respectively.

License Fees

The cost of initial license fees and other operating rights acquired are being amortized on the straight line method over their remaining contractual lives of five years. Amortization expense charged to operations in 1997 totaled $7,750.

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

CM's exposure to credit loss in the event of nonperformance by CM dealers with respect to the repurchase obligations is represented by the contractual amount of the instruments as discussed in Note
13. CM uses the same credit policies in evaluating its guarantees as it does for financial instruments reflected in the Company's financial statements.

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Common Share

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during each respective year. Net loss for purposes of the computation of loss per share is increased for preferred stock dividends of $27,223, $300,040 and $78,188 ($.00, $0.02 and $0.01 per common share) for the years ended June 30, 1997, 1996, and 1995, respectively. Fully diluted loss per share for the years ended June 30, 1997, 1996 and 1995 is the same as primary loss per share since the assumed conversion of convertible securities would be anti-dilutive.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") became effective in fiscal 1997. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements. The Company has adopted SFAS 123 on a disclosure basis only. (See Note 11).

Accounting Standards Not Yet Adopted

In February, 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" was issued. This statement standardizes the earnings per share calculation with International Accounting Standards and is effective for years ending after December 15, 1997. Implementation of this statement is not expected to materially impact the Company's earnings per share calculations.

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

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair Market Value of Financial Instruments

The   carrying  amount  for  cash  and  cash  equivalents,  notes receivable,  and long term debt is not materially different  than
fair   market  value  because  of  the  short  maturity  of   the
instruments and/or their respective interest rate amounts.

Reclassifications

Certain prior year amounts have been reclassified in order to conform to current year presentation.

2.  ABILITY TO CONTINUE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $8,298,466, $5,887,313 and $4,409,585 during the years ended June 30, 1997, 1996 and 1995, respectively. During 1997, 1996 and 1995, the Company also used substantial cash in operations. During the second half of fiscal 1996, the Company redirected its focus toward a new product, uniView. Since the Company's change of focus in late fiscal 1996, substantially all resources have been committed to the development and refining of the new uniView product. The Company's ability to continue as a going concern will be based on its ability to obtain the operating funds necessary to fund this new direction until cash flows generated by operations are sufficient to meet the cash flow needs of the Company.

The Company introduced its product to the market in August, 1997 and, based on early shipments of product, believes that it has begun to achieve product acceptance.

Management projections rely heavily on additional financing in fiscal 1998. Management's plans with respect to the required financing include significant draw downs on the Company's existing borrowing arrangement (See Note 8), cash from the exercise of stock warrants, and cash from additional issuances of common stock. Management believes that the product will be successful and that the necessary financing to fund its operations will be obtained.

3.  ACQUISITIONS AND DISPOSITIONS

CM

The Company reacquired the outstanding 20% interest in CM in June, 1995 for a total of $568,125 consisting of 97,500 shares of Series G preferred stock, a $150,000 promissory note, and $151,000 cash. The consideration has been capitalized to trademark and will be amortized on a straight line basis over 20 years. The 97,500 Series G preferred shares were valued at the number of common shares assuming conversion at average common share prices at the closing date.

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  ACQUISITIONS AND DISPOSITIONS - Continued

SMI

Effective December 31, 1994, the Company sold back to its former owner, Ilya Drapkin, 100% of the issued and outstanding capital stock of SMI, its electronic components division, pursuant to a Memorandum of Stock Sale Agreement. The consideration received consisted of two promissory notes totaling $1,570,000. One promissory note for $500,000 (bearing interest at 7.5%) was collected in cash during fiscal 1995. During 1997, the remaining balance of the second promissory note became uncollectable and was charged against a previously established allowance.

4.   RESTRICTED CASH

In accordance with CM's plan of reorganization (see Note 14), a post-petition warranty bank account was established and funded for the purpose of securing payment of warranty claims on units sold by CM during the period from January 28, 1992 to September 30, 1992. The post-petition warranty account was used for no other purpose than paying valid warranty claims on units sold during the period CM was in bankruptcy. During 1996, based on the availability of funds versus expected future payments, the Company obtained permission from the disbursing agent to use funds for payment of warranty claims arising out of other periods in addition to those specified in the plan of reorganization. Surplus funds remaining in the post-petition warranty account on February 1, 1997, vested with the reorganized Curtis Mathes Corporation.

5.   NOTES RECEIVABLE

Notes receivable at June 30, 1997 and 1996 consist of the following:
                                                           1997          1996
                                                   ------------  ------------
Note receivable from Inman's Corporation,
  non-interest earning, with bi-monthly
  installments of $8,250, secured by parts
  inventory and proceeds from sale of parts
  inventory.                                       $    323,911  $    350,000

Note receivable from employee, earning interest
  at 9.5%, secured by automobile.                         2,847         4,807

Note receivable from ViewCall America, Inc.,
  non-interest bearing, secured by borrower's
  notes receivable                                      375,000             -

Less reserve for bad debts                             (375,000)            -
                                                   ------------  ------------
                                                        326,758       354,807
Less current portion                                    (35,237)     (354,807)
                                                   ------------  ------------
Long-term portion                                  $    291,521  $          -
                                                   ============  ============

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INVENTORY

Inventory at June 30, 1997 and 1996 consists of the following:
                                                           1997          1996
                                                   ------------  ------------
Consumer electronic products                       $    334,816  $    646,929
Less reserve for excess and obsolete inventory         (255,115)            -
                                                   ------------  ------------
                                                   $     79,701  $    646,929
                                                   ============  ============
Also see Note 8.

7.    PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1997 and 1996
consist of the following:
                                                           1997          1996
                                                   ------------  ------------
Equipment                                          $  3,137,944  $  1,198,566
Vehicles                                                 22,589         7,500
Furniture and fixtures                                  131,483        49,690
Leasehold improvements                                  100,490        71,692
Computer software                                        35,301             -
                                                   ------------  ------------
                                                      3,427,807     1,327,448
Less accumulated depreciation and amortization       (1,108,795)     (671,346)
                                                   ------------  ------------
Net property and equipment                         $  2,319,012  $    656,102
                                                   ============  ============
Equipment  under capital leases included above at June  30,  1997 and 1996 amounted to $407,332 and $323,761, respectively, and the
related   accumulated  amortization  amounted  to  $349,660   and
$272,401, respectively.

Depreciation expense for the years ending June 30, 1997, 1996 and 1995 totaled $437,448, $391,331 and $275,488, respectively.

8.   BORROWING ARRANGEMENTS AND DEBT

Long-term debt at June 30, 1997 and 1996 consists
of the following:
                                                           1997          1996
                                                   ------------  ------------
Note payable to an individual with imputed
interest of 10%, payable in monthly
installments of $1,458, unsecured.                 $     48,959  $     66,455

Note payable to a financial institution with
interest at 10.9%, payable in monthly installments
of $2,677, collateralized by equipment.                     561        32,686

Note payable to AIG Designs, Inc. with interest
at 10%, payable in monthly installments of
approximately $15,000, unsecured.                             -       227,319

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   BORROWING ARRANGEMENTS AND DEBT - Continued

Long-term debt at June 30, 1997 and 1996 - Continued
                                                           1997          1996
                                                   ------------  ------------
Note payable to DFS with interest at prime
(8.25% at June 30, 1996), payable in monthly
principal installments of $33,000 plus interest,
collateralized by a note receivable due from SMI
and inventory.                                     $          -       300,000

Note payable to a financial institution with interest
at 6%, payable in eight quarterly installments of
principal of $58,778, plus interest, collateralized
by certain inventory.                                   389,759       367,697

Note payable to Custer Company, Inc.                     34,000             -
                                                   ------------  ------------
                                                        473,279       994,157

Less current portion                                   (301,810)     (807,847)
                                                   ------------  ------------
Long-term portion                                  $    171,469  $    186,310
                                                   ============  ============

The following is a schedule of maturities of long-term debt at June 30, 1997:


        1998             $ 301,810
        1999               142,108
        2000                17,496
        2001                11,865
                         ---------
                         $ 473,279
                         =========

At June 30, 1995, the Company had debentures with an outstanding balance of $555,000. During 1996, all of the debentures were converted into the Company's common stock.

The Company has a revolving borrowing arrangement with an investor which provides for borrowings up to $10,000,000 outstanding at any given time. Amounts outstanding bear interest at prime plus 1.5%, are unsecured, and to the extent not converted to common stock, are due within one year of the draw down. The Company and the investor generally agree on the terms of conversion at the time of draw down. Amounts available under the borrowing "facility" are increased by the amount converted into common stock to a maximum of $10,000,000.

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   ALLOWANCE FOR WARRANTY CLAIMS

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

The reorganized CM was required under the plan of reorganization to fully fund the cost of warranty claims for units sold during the period CM was in bankruptcy. In addition, CM's plan of reorganization provided that the reorganized CM fund in a segregated bank account an amount equal to 1.25% of gross electronic sales to pay warranty claims subsequent to the reorganization confirmation date (October 1, 1992). The remaining liability at June 30, 1996 represents the remaining four months of coverage until expiration of the warranties in October, 1996.

For the years ended June 30, 1997, 1996 and 1995, the Company provided for warranty allowance at a rate of approximately 5%, 2.5% and 2.5% of sales, respectively. Management believes that the reserve is adequate to cover potential warranty claims. Other current liabilities in the accompanying balance sheets include an allowance for warranty claims of $108,798 and $96,479 at June 30, 1997 and 1996, respectively and other long-term liabilities include an allowance for warranty claims of $435,193 and $257,915 at June 30, 1997 and 1996, respectively.

During fiscal 1996, the Company sold all of its remaining parts inventory on hand to a third party and outsourced repairs and parts servicing for all warranty obligations. The Company pays fees for the service and repair of warrantied units.

10. RELATED PARTY TRANSACTIONS

In   1994,  the  Company  advanced  $80,000  to  an  employee  in connection with an employment agreement. The amount accrues to the individual at $20,000 per year and is being amortized over the same period. In connection with this employment agreement, the Company also issued 50,000 shares to this individual valued at $174,500 which is also being amortized over the same period.

At June 30, 1994, an individual, Ilya Drapkin, a shareholder of the Company, owed the Company $121,389 for advances made by the Company. This amount was settled during the year ended June 30, 1995.

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RELATED PARTY TRANSACTIONS - Continued

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

During 1995, the Company issued 120,000 shares to Custer Company, a company controlled by Pat Custer, a shareholder and president of the Company, in satisfaction of advances amounting to $60,000.

During  1995, 96,563 shares of Series G were issued to Associates
Funding Group ("AFG"), a related party, for cash proceeds of $675,000.

During 1996, the Company wrote off a $25,000 note receivable from BC & Q, a related entity.

In May, 1996, AFG converted 97,500 shares of Series G preferred stock with an original basis of $568,125 to 390,000 shares of common stock. The Company issued 136,900 of these shares and canceled 253,100 shares in satisfaction of the remaining balance of a note receivable and accrued interest due from SMI. The preferred shares were previously held as collateral on the note receivable from SMI.

In connection with the purchase and sale of a company in previous years, at June 30, 1994, the Company ended up holding both an investment of preferred stock issued by that entity (a related company) and issued outstanding preferred shares of the Company being held by that entity. The $2,240,000 Series B preferred stock of the Company held by the entity was considered a "de facto" redemption against the preferred stock investment of $2,240,000 held in the entity, and, accordingly, at June 30, 1994, the investment in that entity has been reflected as a reduction of stockholders' equity. During 1995 the $2,240,000
Series B preferred stock was redeemed against the $2,240,000 investment in the entity.

See Note 3 regarding sale of SMI.

See Note 18 regarding investment in joint venture.

See Note 20 regarding extraordinary item.

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 1,000,000 authorized shares of $1.00 par value cumulative preferred stock. The Company's articles of incorporation allows the board of directors to determine the number of shares and determine the relative rights and preferences of any series of preferred stock to be issued.

At June 30, 1997, the Company has issued and outstanding 140,000 Series A preferred shares, 3 Series H preferred shares, 9 Series K preferred shares and 1,275 Series L preferred shares. Series A preferred shares are non-convertible, redeemable and carry dividends of 6%. Series H preferred shares are convertible, redeemable and carry dividends of 5%. Series K preferred shares are convertible, redeemable, and carry dividends of 10%. Series L preferred shares are convertible and carry no dividends.

Subsequent  to  June 30, 1997, the Company issued  $1,500,000  in
Series   M   preferred  stock.   These  shares  are  convertible,
redeemable and carry dividends of 3%.

Dividends of $40,446 and $305,855 on preferred stock were paid during the year ended June 30, 1997 and 1996. Dividends of $236,703 were paid during the year ended June 30, 1995, of which, $182,747 were paid through the issuance of additional preferred stock. Cumulative dividends in arrears as of June 30, 1997, 1996 and 1995 amounted to $12,858, $26,081 and $31,896, respectively.

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCKHOLDERS' EQUITY - Continued

Common Stock

Common stock warrants issued and outstanding as of June 30, 1997 are as follows:

         Shares   Exercise Price    Issuance Date      Term
     ----------   --------------    -------------      -------
        155,000      3.940           March 1994        5 years
         30,000      3.125           April 1994        5 years
         40,000      3.125           May 1994          5 years
         30,000      3.125           June 1994         5 years
         57,000      3.000           July 1994         3 years
         20,000      2.250           February 1995     5 years
        105,000      1.250           April 1995        5 years
      1,240,800      2.500           May 1995          4 years
         13,600      2.650           May 1995          5 years
        720,000      1.500           June 1995         3 years
        790,000      1.500           July 1995         3 years
         74,000      1.000           August 1995       4 years
      1,250,000      1.500           August 1995       3 years
        700,000      1.500           September 1995    3 years
      1,778,000      1.500           October 1995      3 years
        296,000      1.500           November 1995     3 years
        100,000      1.500           December 1995     3 years
      1,053,333      1.500           March 1996        3 years
        400,000      1.500           April 1996        3 years
         50,000      1.500           May 1996          2 years
         55,000      3.000           May 1996          3 years
         22,500      3.280           May 1996          5 years
         40,000      4.500           May 1996          3 years
        230,000      1.50            October 1996      3 years
      1,165,101      1.75            October 1996      1 year
         52,500      3.28            March 1997        4 years
        200,000      0.94            April 1997        5 years
         11,666      1.188           May 1997          1 year
         43,332      1.219           May 1997          1 year
          9,999      1.25            May 1997          1 year
         50,000      0.94            June 1997         5 years
     ----------
     10,782,831

During  the  year  ended  June 30, 1997  and  1996,  100,000  and
1,887,000 warrants were exercised, respectively, for total cash proceeds of $82,000 and $2,471,500, respectively. No warrants were exercised during 1995.

Compensatory Stock Options

The Company has periodically granted stock options for employment and outside services received during the years reported. These options are treated as fixed, compensatory awards. During 1997, the Company granted 1,000,000 options to key employees which vest over four years. All other compensatory options vested immediately upon their grant date.

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCKHOLDERS' EQUITY - Continued

Compensatory Stock Options - Continued

The Company applies APB Opinion 25 in accounting for it's stock based compensation awards. During 1997, 1996 and 1995, options issued with exercise prices less than market value on the grant date were immaterial and, accordingly, no compensation expense has been recognized in these years. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and net loss per share for 1997 and 1996 would have been increased as follows:

                                            1997             1996
                                    -------------    -------------
  Net loss:
     As reported                    $ (7,509,040)    $ (5,887,313)
     Pro forma                        (7,682,011)      (5,996,393)

  Loss per share:
     As reported                           (0.23)           (0.35)
     Pro forma                             (0.24)           (0.36)

Changes  in  the  Company's compensatory  options  with  exercise prices above, equal to, and below market price at the grant  date are as follows:
              Above             Equal To          Below
              ----------------  ----------------  ------------------
                       Weighted          Weighted            Weighted
                       Average           Average             Average
                       Exercise          Exercise            Exercise  Total
              Options  Price    Options  Price    Options    Price     Options
              -------  -------  -------  -------  ---------  ------  ---------
Outstanding at
June 30,
1995           90,600  $  2.78        -  $     -          -  $    -     90,600
Granted in
1996          282,250     2.00    7,000      .75     32,000     .61    321,250
Exercised in
1996         (170,500)     .97   (7,000)     .75    (14,000)    .75   (191,500)
Forfeited/Expired
in 1996             -        -        -        -          -       -          -
              -------  -------  -------  -------  ---------  ------  ---------
Outstanding at
June 30,
1996          202,350     3.22        -        -     18,000     .50    220,350
Granted in
1997                -        -        -        -  1,053,500     .94  1,053,500
Exercised in 1997   -        -        -        -    (71,500)    .83    (71,500)
Forfeited/Expired
in 1997             -        -        -        -          -       -          -
              -------  -------  -------  -------  ---------  ------  ---------
Outstanding at
June 30, 1997 202,350  $  3.22        -  $     -  1,000,000  $  .94  1,202,350
              =======  =======  =======  =======  =========  ======  =========

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCKHOLDERS' EQUITY - Continued

Compensatory Stock Options - Continued

A summary of the weighted average grant date fair values of options with exercise prices above, equal to, and below market price at the date of grant are as follows:

              Above             Equal To          Below
              -----             --------          -----
   1996         .24                  .13           1.29
   1997           0                    0            .61

The following table summarizes information about compensatory stock options outstanding at June 30, 1997:

               Options Outstanding                   Options Exercisable
---------------------------------------------------  -------------------------
                         Weighted Avg.
Range of                 Remaining     Weighted Avg.              Weighted Avg.
Exercise    Number       Contractual   Exercise      Number       Exercisable
Prices      Outstanding  Life          Price         Exercisable  Price
----------  -----------  ------------  ------------- -----------  ------------
$.94-$4.50   1,202,350    4.27 years      $1.32        452,350       $1.96

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The model requires the input of subjective assumptions. The following assumptions were made in estimating the fair value of all compensatory stock options:

                                    1997           1996
                                    ----           ----
     Dividend yield                   0%             0%
     Risk-free interest rate          6%             6%
     Expected volatility             60%            60%
     Expected life               4.75 years     1.47 years

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES

A reconciliation of income tax expense (benefit) computed by applying the U.S. federal tax rates to loss from continuing operations before income taxes and extraordinary items and recorded income tax expense (benefit) is as follows:

                                        1997             1996            1995
                                -------------    -------------   -------------
Tax expense (benefit)
    at statutory rate           $ (3,239,127)    $ (2,177,000)   $ (1,707,000)
Meals and entertainment                5,998                -               -
Amortization of goodwill              90,689                -               -
Difference on sale of SMI                  -                -         310,000
Change in estimate for
    prior years                    1,213,485                -               -
Valuation allowance                1,465,920        2,177,000       1,397,000
                                -------------    -------------   -------------
                                $   (463,035)    $          -    $          -
                                =============    =============   =============

The components of the Company's deferred income taxes at June 30, 1997 and 1996 are as follows:
                                        1997             1996
                                -------------    -------------
Current:
  Inventory reserve             $     94,316     $    (36,000)
  Note receivable reserve            138,638          227,000
  Warranty reserve                   169,618                -
  Valuation allowance               (402,572)        (191,000)
                                -------------    -------------
                                           -                -
                                -------------    -------------
Noncurrent:
  Goodwill                                 -         (310,000)
  Depreciation                       (73,747)         (53,000)
  Warranty reserve                   160,891           95,000
  Software development costs      (1,534,162)               -
  Net operating loss carryforward  7,831,025        5,565,000
  Valuation allowance             (6,384,007)      (5,297,000)
                                -------------    -------------
                                           -                -
                                -------------    -------------
Total                           $          -     $          -
                                =============    =============

At June 30, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $21,000,000 which may be used to offset future taxable income, subject to the provisions of Internal Revenue Code Section 382, and will expire in various amounts in the years 2000 through 2012 if not utilized. The total change in the valuation allowance for the years ended June 30, 1997, 1996 and 1995 amounted to $1,465,920, $2,194,000 and $2,451,000, respectively.

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES

During 1996 and 1995, CM transferred receivables from qualified dealers to DFS under a repurchase agreement. The agreement requires CM, in the event of default by the dealer, to repurchase property that is collateral (inventory consisting of consumer electronic products) for the financing provided to the Curtis Mathes dealer. CM is contingently liable to DFS for the portion of the receivable that is defaulted through non payment or non recovery of the collateral. The maximum contingent liability at June 30, 1997 was approximately $410,000. In conjunction with the settlement agreement with DFS, all dealer financing programs were canceled effective August 1, 1996.

The Company is a defendant in a class action lawsuit. The suit asks for damages of approximately $1,000,000. Management believes that the suit is without merit and intends to vigorously defend its position, but is unable to determine the outcome or the related financial exposure if any.

In  the  normal  course of business, the Company is  involved  in various  product liability and other lawsuits.  The  Company  has accrued $350,000 in connection with these items which is management's estimate of the ultimate aggregate settlement amount.

The Company leases equipment under capital leases and office and purchase facilities under long-term noncancelable operating leases. The leases carry no renewal options. During 1995, the Company entered into a lease which consolidated certain purchasing and office facilities.

The  following is a schedule of future minimum lease payments  at
June 30, 1997:
                                   Operating         Capital
                                   leases            leases
                                   ---------         ----------
            1998                   $ 444,178         $  50,749
            1999                     318,290            22,913
            2000                     158,026                 -
            2001                           -                 -
                                   ---------         ----------
                                   $ 920,494            73,662
                                   =========
Less amount representing interest                      (21,104)
Present value of net minimum lease                   ----------
   payments including current
   maturities of $38,296                             $  52,558
                                                     ==========

Rental and lease expense under operating leases for the years ended June 30, 1997, 1996 and 1995 was approximately $476,000,
$459,000 and $410,000, respectively.

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. CURTIS MATHES CORPORATION REORGANIZATION

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

Treatment of DFS Allowed Unsecured Claim

The DFS allowed unsecured claim was identified as "class twelve" in the Plan and could not exceed $2,600,000. Beginning on the effective date of the Plan, CM was required to contribute up to $400,000 as needed to fund anticipated losses on certain specific home entertainment units financed by DFS. Additionally, in February 1993, CM began remitting to DFS on a monthly basis an amount equal to 1% of the Company's gross sales for the preceding month. CM paid DFS approximately $71,260 and $216,000 for the years ended June 30, 1996 and 1995, respectively, and approximately $136,000 for the eight month period ended June 30, 1994. All remaining amounts due under this claim were settled pursuant to the March, 1996 agreement described in Note 20.

Treatment of Allowed Claims of Unsecured Creditors

The allowed claims of unsecured creditors are identified as "class fourteen" in the Plan. Beginning in November 1992, CM was required to deposit on a monthly basis with the trustee for the creditors' committee an amount equal to 1/2% of CM's electronic sales for the preceding month. As of June 30, 1997, CM was current in making the remittances, which amounted to approximately $12,500, $36,000 and $108,000 for the years ended June 30, 1997, 1996 and 1995, respectively. This payment will be made by CM to the trustee for a period of 72 months from the effective date of the Plan.

15. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

The Company's customers are located throughout the United States. No single customer accounted for 10% or more of the Company's net sales in 1996 or 1995. During 1997, the Company discontinued the sale of its traditional products. All 1997 sales were to one customer in exchange for advertising services.

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK - Continued

Financial instruments subject to credit risk consist primarily of cash, marketable securities and notes receivable. Cash is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts (approximately $646,956 at June 30,
1997).   To  minimize  risk,  the Company  places  its  cash  and
marketable securities with high credit quality financial institutions. The significant portion of notes receivable is secured by the parts inventory included in the sale.

16. BUSINESS SEGMENT INFORMATION

During  1997, 1996 and 1995 the Company was engaged primarily  in the  distribution of consumer electronic products.  The following tables  set forth certain information with respect to  the  years ended June 30:
                                        1997             1996            1995
                                -------------    -------------   -------------
Net revenues:
Consumer electronics            $  2,503,512     $  7,656,836    $ 21,267,244
Corporate                                  -                -         300,000
                                -------------    -------------   -------------
Consolidated                    $  2,503,512     $  7,656,836    $ 21,567,244
                                =============    =============   =============
Operating loss:
Consumer electronics            $ (6,229,880)    $ (3,478,435)   $ (2,281,536)
Real estate and other                      -                -          (4,010)
Corporate                         (1,982,294)      (1,825,445)       (931,956)
                                -------------    -------------   -------------
Total operating Loss              (8,212,174)      (5,303,880)     (3,217,502)

Less interest expense                (86,292)        (583,433)     (1,574,540)
Add minority interest loss of subsidiary   -                -         382,457
                                -------------    -------------   -------------
Loss from continuing operations $ (8,298,466)    $ (5,887,313)   $ (4,409,585)
                                =============    =============   =============
Identifiable assets:
Consumer electronics            $ 13,620,173     $  6,356,795    $ 12,334,861
Real estate and other                      -           29,487          55,713
Corporate                          1,854,580        8,824,124       1,697,826
                                -------------    -------------   -------------
                                $ 15,474,753     $ 15,210,406    $ 14,088,400
                                =============    =============   =============
Depreciation and amortization:
Consumer electronics            $    501,310     $    436,122    $    317,483
Real estate and other                      -            1,226             756
Corporate                            189,194          207,780         158,775
                                -------------    -------------   -------------
                                $    690,504     $    645,128    $    477,014
                                =============    =============   =============

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. BUSINESS SEGMENT INFORMATION - Continued

                                        1997             1996            1995
                                -------------    -------------   -------------
Capital expenditures:
Consumer electronics            $  1,689,685     $    194,667    $    742,432
Corporate                            410,674            1,228          67,943
Less capital expenditures
  paid for other than by cash        (28,882)         (59,337)       (511,047)
                                -------------    -------------   -------------
                                $  2,071,477     $    136,558    $    299,328
                                =============    =============   =============

Operating  loss  for  segment  reporting  purposes  consists   of
revenues and other income, less all expenses except interest expense.

17. RETIREMENT PLAN

Prior to bankruptcy filing in 1992, the Company had a defined benefit plan which covered substantially all full-time employees. The Company believed that all liability for funding of the Plan had been discharged in bankruptcy. However, it was determined in 1996 that funding of the plan for prior years service has not been relieved. Therefore, the Company accrued the amount of the unfunded plan liability as measured January 1, 1995, resulting in recognition of approximately $171,000 in pension cost for the year ended June 30, 1996.

The following table sets forth the funded status of the Company's defined pension plan:

Actuarial present value of benefit obligations:
                                                        1997             1996
                                                -------------    -------------
Accumulated benefit obligation                  $    708,186     $    685,152
                                                -------------    -------------
Projected benefit obligation                         708,186          685,152
Plan assets at fair value                            618,503          518,514
                                                -------------    -------------
Excess projected benefit obligation             $     89,683     $    166,638

Increase due to an assumption change                       -              883
                                                -------------    -------------
Net Pension Liability                           $     89,683     $    167,521
                                                =============    =============
Net pension cost includes the following components:

Funding deficiency accumulated in prior years   $          -     $    141,348
Funding deficiency for 1994                                -           32,827
Net amortization and deferrals                             -           (6,654)
Interest on unfunded liability                        21,227                -
Actuarial loss                                        (3,360)               -
                                                -------------    -------------
Net pension cost                                $     17,867     $    167,521
                                                =============    =============

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. RETIREMENT PLAN - Continued

The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for both 1997 and 1996 was 7.75%. The weighted average assumed rate of return on pension plan assets for both 1997 and 1996 was 7.75%.

18.  INVESTMENT IN JOINT VENTURE

During 1997, the Company entered into a joint venture agreement with CMLP Group, Ltd. (CMLP), a related party. The joint venture entity, Westgrove Joint Venture (Westgrove), was organized for the purposes of purchasing and managing a particular tract of land. CMLP, a limited partnership, is jointly owned by the
Company's  officers,  members of management,  and  other  related parties. Associates Funding Group, Inc., a related party, is CMLP's general partner. Management and control of Westgrove is maintained by CMLP.

The carrying amount of the investment represents the Company's initial contribution. The agreement entitles the Company to a 56 percent ownership and earnings allocation. The investment is accounted for under the equity method of accounting.

19.  LICENSING FEES AND ROYALTIES

During 1997 and 1996, the Company entered into numerous licensing agreements with third parties. These agreements provide for the licensed use by the Company of certain proprietary technologies, and vary in their terms and conditions. Each agreement required an initial payment which has been capitalized and included in licensing fees at year end. Pursuant to these agreements, the Company also committed to future royalties and minimum periodic payments.

Future minimum payments for the years ended June 30 due under these licensing agreements are as follows:

        1998                            $   450,000
        1999                              1,000,000
        2000                              1,800,000
        2001                              1,050,000
        2002                                750,000
                                        -----------
                                        $ 5,050,000
                                        ===========
During fiscal 1996, the Company entered into a licensing agreement to obtain certain technology for an original period of five years. In June, 1996, the Company paid an advance royalty of $500,000 (included in software development costs in the accompanying balance sheet). Under the terms of the agreement, royalties of 3% of all sales of the product are to be remitted to the licensor. However, the technology was not utilized to the extent originally anticipated, and management does not believe that any future royalties are payable under this agreement.

       CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  LICENSING FEES AND ROYALTIES - Continued

During fiscal 1997, the Company entered into an agreement for the licensed use of certain technology. Under the terms of the agreement, the Company is obligated to pay future royalties based on uniView units shipped as follows:

     First 100,000 units                $4.00 per unit
     Next 250,000 units                 $3.50 per unit
     Next 650,000 units                 $3.00 per unit
     Next 1,000,000 units               $2.75 per unit
     Above 2,000,000 units              $2.50 per unit

During fiscal 1997, the Company entered into an agreement for the licensed use of a computer software operating system. Under the terms of the agreement, the Company is obligated to pay future royalties based on manufactured uniView units as follows:

     First 40,000 units                 no royalty
     Next 60,000 units                  10.00 (British pounds) per unit
     Next 100,000 units                  8.00 (British pounds) per unit
     Next 200,000 units                  6.00 (British pounds) per unit
     Next 400,000 units                  5.00 (British pounds) per unit
     Next 800,000 units                  4.00 (British pounds) per unit

At June 30, 1997, the exchange rate for the British Pound was $1.6309.

20.  EXTRAORDINARY ITEM

The extraordinary item of $789,426, net of income tax of $463,035, represents a gain on forgiveness of debt by DFS.
Effective March 9, 1996, the Company and DFS entered into an agreement to settle amounts due from CM to DFS. Under the agreement, all but $500,000 and future repurchase liabilities was forgiven subject to payment in full of the remaining $500,000 on or before April 8, 1997. At June 30, 1996, the Company owed DFS $300,000 of this amount. During 1997, the Company paid DFS $200,000 in cash. The remaining $100,000 was paid by the Custer Company, Inc., a related party who assumed the receivable from DFS.

                                                      SCHEDULE II
               CURTIS MATHES HOLDING CORPORATION
          (FORMERLY ENHANCED ELECTRONICS CORPORATION)
                        AND SUBSIDIARIES

               VALUATION AND QUALIFYING ACCOUNTS
           Years ended June 30, 1997, 1996, and 1995

                       Balance at Charged to Charged to
                       beginning  costs and  to other              Balance at
Description            of year    expenses   accounts   Deductions end of year
-----------            ---------- ---------- ---------- ---------- -----------

Year ended June 30, 1995
Allowance for
   doubtful accounts   $ (99,480) $ 340,947  $       -  $ 318,502  $ (77,034)
Inventory obsolescence
   reserve              (305,927)   250,208          -    173,955   (229,675)
Note receivable reserve        -          -          -          -          -

Year ended June 30, 1996
Allowance for
   doubtful accounts     (77,034)         -     77,034          -          -
Inventory obsolescence
   reserve              (229,675)   118,672    111,003          -          -
Note receivable reserve        -    613,114          -          -   (613,114)

Year ended June 30, 1997
Inventory Obsolescence
   reserve                     -   (255,115)         -          -   (255,115)
Note receivable reserve (613,114)         -   (375,000)   613,114   (375,000)

*Note: deductions represent uncollectible accounts or inventories written off.

               CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES

                         EXHIBIT INDEX
Exhibit                                                Sequential
Number              Description of Exhibits                  Page

2.1 Memorandum of Sale and Purchase Agreement (CMC) for the acquisition of Curtis Mathes Corporation (filed as Exhibit "A" to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1993 and
    incorporated herein by reference.)                        N/A

2.2 Memorandum of Sale and Purchase Agreement (WRC) for the acquisition of certain assets of Whitaker Repair Company, Inc. (filed as Exhibit "B" to the Company's quarterly report on Form 10-Q for the quarter ended December
    31, 1993 and incorporated herein by reference.)           N/A

3(i) Articles of Incorporation of the Company, as amended (filed as Exhibit
     "4.1" to the Company's Registration Statement on Form S-3 originally filed with the Commission on June 20, 1996 and incorporated herein by reference.)
                                                              N/A

3(ii) Bylaws of the Company, as amended (filed as Exhibit "3(ii)" to the
      Company's annual report on Form 10-K for the fiscal year ended June 30,
      1994 and incorporated herein by reference.)             N/A

4.1 Form of Common Stock Certificate of the Company (filed as Exhibit "4.2" to the Company's annual report on Form 10-K for the fiscal year ended June 30,
    1994 and incorporated herein by reference.)               N/A

4.2 Series A Preferred Stock terms and conditions (filed as Exhibit "4.3" to the Company's annual report on Form 10-K for the fiscal year ended June 30,
    1994 and incorporated herein by reference.)               N/A

4.3 Series G Preferred Stock terms and conditions (filed as Exhibit "4.7" to the Company's annual report on Form 10-K for the fiscal year ended June 30,
    1995 and incorporated herein by reference.)               N/A

4.4 Series H Preferred Stock terms and conditions (filed as Exhibit "4.4" to the Company's Registration Statement on Form S-3 originally filed with the
    Commission on June 20, 1996 and incorporated herein by reference.)    N/A

4.5 Series I Preferred Stock terms and conditions (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 originally filed with the
    Commission on June 20, 1996 and incorporated herein by reference.)    N/A

4.6 Series J Preferred Stock terms and conditions (filed as Exhibit "4.2" to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
    September 30, 1996 and incorporated herein by reference.)             N/A

4.7 Form of warrant issued in connection with Series J Preferred Stock (filed as Exhibit "4.5" to the Company's Current Report on Form 8-K dated April
    23, 1997 and incorporated herein by reference.)     N/A

4.8 Series K Preferred Stock terms and conditions (filed as Exhibit "4.4" to the Company's Current Report on Form 8-K dated May 16, 1997 and
    incorporated herein by reference.)                        N/A

4.9 Form of subscription agreement for Series K Preferred Stock (filed as Exhibit "4.5" to the Company's Current Report on Form 8-K dated May 16,
    1997 and incorporated herein by reference.)               N/A

4.10 Form of warrant issued in connection with Series K Preferred Stock (filed as Exhibit "4.4" to the Company's Current Report on Form 8-K dated May 23,
     1997 and incorporated herein by reference.)              N/A

4.11 Series L Preferred Stock terms and conditions (filed as Exhibit "4.5" to the Company's Current Report on Form 8-K dated May 23, 1997 and
     incorporated herein by reference.)                       N/A

4.12 Form of subscription agreement for Series L Preferred Stock (filed as Exhibit "4.6" to the Company's Current Report on Form 8-K dated May 23,
     1997 and incorporated herein by reference.)              N/A

4.13 Series M Preferred Stock terms and conditions, as amended on July 11, 1997 (filed as Exhibit "4.7" to the Company's Registration Statement on Form S-3 filed with the Commission on August 18, 1997 and incorporated herein by
     reference.)                                              N/A

4.14 Form of Securities Subscription Agreement for Series M Preferred Stock (filed as Exhibit "4.12" to the Company's Current Report on Form 8-K dated
     June 23, 1997 and incorporated herein by reference.)     N/A

4.15 Form of subscription agreement for Convertible Revolving Credit Note (filed as Exhibit "4.7" to the Company's Current Report on Form 8-K dated
     May 23, 1997 and incorporated herein by reference.)      N/A

4.16 Form of Convertible Revolving Credit Note (filed as Exhibit "4.8" to the Company's Current Report on Form 8-K dated May 23, 1997 and incorporated
     herein by reference.)                                    N/A

4.17 Form of subscription agreement for warrants executed in connection with a Revolving Credit Agreement pertaining to a $10 million line of credit (filed as Exhibit "4.7" to the Company's Current Report on Form 8-K dated
     March 14, 1997 and incorporated herein by reference.)    N/A

4.18 Form of warrant issued in connection with a Revolving Credit Agreement pertaining to a $10 million line of credit (filed as Exhibit "4.6" to the Company's Current Report on Form 8-K dated March 14, 1997 and incorporated
     herein by reference.)                                    N/A

10.1 Floorplan Purchase Agreement dated as of October 27, 1992 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.13" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and
     incorporated herein by reference.)                       N/A

10.2 Amendment to Floorplan Purchase Agreement dated as of April 30, 1993 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.14" to the Company's annual report on Form 10-K for the fiscal year ended June
     30, 1995 and incorporated herein by reference.)          N/A

10.3 Financing Program Agreement dated as of October 27, 1992 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.15" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and
     incorporated herein by reference.)                       N/A

10.4 Amendment to Financing Program Agreement dated as of November 6, 1992 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.16" to the Company's annual report on Form 10-K for the fiscal year ended June
     30, 1995 and incorporated herein by reference.)          N/A

10.5 Amendment to Financing Program Agreement dated as of April 15, 1993 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.17" to the Company's annual report on Form 10-K for the fiscal year ended June 30,
     1995 and incorporated herein by reference.)              N/A

10.6 Amendment to Financing Program Agreement dated as of September 8, 1993 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.18" to the Company's annual report on Form 10-K for the fiscal year ended June
     30, 1995 and incorporated herein by reference.)          N/A

10.7 Trademark License Agreement dated June 1, 1994 between Curtis Mathes Corporation, as Licensor, and Animated Systems and Presentations, Inc., as Licensee, relating to CM trademark license for LED sign systems (filed as Exhibit "10.25" to the Company's annual report, as amended, on Form 10-K/A for the fiscal year ended June 30, 1995 and incorporated herein by
     reference.)                                              N/A

10.8 Asset Purchase Agreement between Curtis Mathes Marketing Corporation and Hughes Training, Inc. dated as of October 25, 1994, relating to the purchase of the RealView technology (filed as Exhibit "10.20" to the Company's annual report on Form 10-K for the fiscal year ended June 30,
     1995 and incorporated herein by reference.)              N/A

10.9* Lease Agreement by and between Terry N. Worrell, Sharon C. Worrell, and
      Kay Y. Moran, Trustee, as Landlord, and Curtis Mathes Corporation, as Tenant, dated October 27, 1994 pertaining to the property utilized as the
      Corporate headquarters.                                 76

10.10 First Amended Partial Assignment of Rights Under Sublicense Agreement dated February 28, 1995 between Animated Systems and Presentations, Inc. and Curtis Mathes Marketing Corporation, relating to LED sign technology (filed as Exhibit "10.26" to the Company's annual report, as amended, on Form 10-K/A for the fiscal year ended June 30, 1995 and incorporated
      herein by reference.)                                   N/A

10.11 Trademark License Agreement dated February 28, 1995 between Curtis Mathes Corporation, as Licensor, and Curtis Mathes Marketing Corporation, as Licensee, relating to CM trademark license for RealView products and LED sign systems (filed as Exhibit "10.27" to the Company's annual report, as amended, on Form 10-K/A for the fiscal year ended June 30, 1995 and
      incorporated herein by reference.)                      N/A

10.12 Settlement and Release Agreement dated as of March 9, 1996 between the Company and Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp. (filed as Exhibit "10.1" to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein
      by reference.)                                          N/A

10.13 Contract for Sale of Goods dated March 15, 1996 between Curtis Mathes Corporation and R.S. Haas and Silverman Retail Consultants, Inc. for the sale of CM inventory in connection with DFS Settlement and Release Agreement (filed as Exhibit "10.22" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by
      reference.)                                             N/A

10.14 Amended Trademark License Agreement dated as of April 17, 1996 between Curtis Mathes Corporation, as Licensor, and Curtis Mathes Marketing Corporation, as Licensee, relating to Curtis Mathes trademark license for uniView product category (filed as Exhibit "10.1" to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 and
      incorporated herein by reference.)                      N/A

10.15 Letter of Intent dated April 29, 1996 between Curtis Mathes Corporation, Warranty Repair Corporation, and Inman's Corporation relating to CM warranty service (filed as Exhibit "10.23" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated
      herein by reference.)                                   N/A

10.16 Warranty Service Agreement dated May 10, 1996 between Curtis Mathes Corporation, Warranty Repair Corporation, and Inman's Corporation relating to CM warranty service (filed as Exhibit "10.24" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and
      incorporated herein by reference.)                      N/A

10.17 Memorandum of Asset Purchase Agreement dated June 19, 1996 between Warranty Repair Corporation and Inman's Corporation relating to sale of WRC's parts inventory (filed as Exhibit "10.25" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and
      incorporated herein by reference.)                      N/A

10.18 Promissory Note from Inman's Corporation to Warranty Repair Corporation dated June 19, 1996 relating to sale of WRC parts inventory (filed as Exhibit "10.26" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.) N/A

10.19 Security Agreement dated June 19, 1996 between Inman's Corporation and Warranty Repair Corporation relating to sale of WRC parts inventory (filed as Exhibit "10.27" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.) N/A

10.20 Revolving Credit Agreement dated as of October 1, 1996 pertaining to a $10 million line of credit (filed as Exhibit "10" to the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 1996 and
      incorporated herein by reference.)                      N/A

10.21 Manufacturing and Consulting Services Agreement dated as of December 6, 1996 between Curtis Mathes Marketing Corporation and McDonald Technologies International, Inc., relating to the manufacture of Curtis Mathes uniView set-top units (filed as Exhibit "10.3" to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein
      by reference.)                                          N/A

10.22 Trademark License Agreement dated as of January 10, 1997 between Curtis Mathes Corporation, as Licensor, and Curtis Mathes Xpressway Corporation, as Licensee, relating to Curtis Mathes trademark license for Internet access and online services (filed as Exhibit "10.2" to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 and
      incorporated herein by reference.)                      N/A

10.23* Joint Venture Agreement dated as of January 20, 1997 between Curtis
       Mathes Marketing Corporation and CMLP Group, Ltd. pertaining to a tract of land located in the Beltwood North-Trinity Addition to the City of
       Carrollton, Dallas County, Texas.                      103

10.24 RiscOS Licence and Development Agreement dated as of February 20, 1997 between Curtis Mathes Marketing Corporation and Acorn Computers Limited, relating to the license and development of the Curtis Mathes uniViewT technology (filed as Exhibit "10.4" to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by
      reference.)                                             N/A

10.25 Technology License and Distribution Agreement dated as of March 28, 1997 between Curtis Mathes Marketing Corporation and Sun Microsystems, Inc., relating to a license of the Java technology (filed as Exhibit "10.5" to the Company's quarterly report on Form 10-Q for the quarter ended March
      31, 1997 and incorporated herein by reference.)         N/A

10.26** Employment Contract with Mr. Custer dated  as  of
        April 7, 1997.                                        106

10.27** Employment Contract with Mr. Robinson dated as of
        April 7, 1997.                                        114

10.28** Stock Option Agreement with Mr. Appel dated as of
        April 7, 1997.                                        122

10.29** Stock  Option Agreement with Mr. Warren dated  as
        of April 7, 1997.                                     126

21* Subsidiaries of the Company.                              130

27* Financial Data Schedule (for EDGAR filing purposes only.) 134
_______________

*  Filed herewith.
** Management contract or compensation plan or arrangement required to be filed as a exhibit pursuant to Item 14 (c).