Form 10-Q
period 1997-09-30
CURTIS MATHES HOLDING CORP
filed 1997-11-13
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

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

     At  September  30,  1997,  there were 40,842,360  shares  of
Registrant's common stock outstanding.

                         GENERAL INDEX
                                                      Page Number
                            PART I.
                     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                  3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                   8

                            PART II.
                       OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                      9

SIGNATURES                                                     10

EXHIBIT INDEX                                                  10

           CURTIS MATHES HOLDING CORPORATION and Subsidiaries
                PART I  -  FINANCIAL INFORMATION

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

            CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Unaudited)

                                ASSETS
                                              September 30            June 30
                                                      1997               1997
                                              ------------       ------------
CURRENT ASSETS
       Cash and cash equivalents              $    236,255       $    800,346
       Marketable securities                       146,952            282,142
       Accounts receivable
          Trade                                     41,657                  -
          Due from related parties                  16,618             20,000
       Note receivable, net of allowance
          of $375,000                               31,845             35,237
       Inventory                                   379,418             79,701
       Prepaid expenses                          1,754,104          1,918,998
                                              ------------       ------------
       Total current assets                      2,606,849          3,136,424
                                              ------------       ------------
PROPERTY AND EQUIPMENT, net                      2,845,113          2,319,012
                                              ------------       ------------
OTHER ASSETS
      Investment in joint venture                  354,000            354,000
      Notes receivable, less current portion       288,931            291,521
      Software development                       5,157,778          4,149,748
      Licenses                                   1,085,367          1,100,117
      Trademark, net of accumulated
           amortization of $883,753
           and $822,693, respectively            4,032,002          4,093,061
      Other                                         30,870             30,870
                                              ------------       ------------
      Total other assets                        10,948,948         10,019,317
                                              ------------       ------------
TOTAL ASSETS                                  $ 16,400,910       $ 15,474,753
                                              ============       ============
                               -Continued-

                 CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Unaudited)- Continued

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30            June 30
                                                      1997               1997
                                              ------------       ------------
CURRENT LIABILITIES
      Trade accounts payable                  $    828,728       $    355,894
      Accrued and other current liabilities        811,091          1,197,194
      License fees payable                         660,000            660,000
      Current maturities of long-term debt,
         including $34,000 due to related
         parties in 1997                           299,147            301,810
      Current maturities of obligations under
         capital leases                             54,275             38,296
                                              ------------       ------------
      Total current liabilities                  2,653,241          2,553,194
                                              ------------       ------------
LONG TERM DEBT, less current maturities            167,095            171,469
OBLIGATIONS UNDER CAPITAL LEASES,
      less current maturities                       14,674             14,262
WARRANTY PROVISION                                 339,972            435,193
                                              ------------       ------------
      Total liabilities                          3,174,982          3,174,118
                                              ------------       ------------
STOCKHOLDERS' EQUITY
      Preferred stock, cumulative, $1.00 par
       value; 1,000,000 shares authorized:
        Series A, 140,000 shares (liquidation
             preference of $140,000)               140,000            140,000
        Series H, 3 and 55 shares in 1996
             (liquidation preference of $75,000
             in 1997)                                    3                  3
        Series K, 9 shares in 1997 (liquidation
             preference of $1,035,000)                   -                  9
        Series L, 1,275 shares in 1997 (liquidation
             preference of $1,275,000)                   -              1,275
        Series M, 140 shares issued September 1997
             (liquidation preference of $3,500,000)    140                  -
      Common stock, $.01 par value; 80,000,000 and
        40,000,000 shares authorized and 40,842,360
        and 36,709,186 issued and outstanding at
        September 30, and June 30, 1997,
        respectively                               408,424            367,092
      Additional paid-in-capital                33,574,341         30,317,592
      Accumulated deficit, since July 1, 1993
        quasi reorganization in which an
        accumulated deficit of $4,140,595
        was eliminated                         (20,896,980)       (18,525,336)
                                              ------------       ------------
      Total Stockholders' Equity                13,225,928         12,300,635
                                              ------------       ------------
TOTAL LIABILITIES AND EQUITY                  $ 16,400,910       $ 15,474,753
                                              ============       ============

                 CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                              Three Months Ended
                                              September 30       September 30
                                                      1997               1996
                                              ------------       ------------
REVENUES:
   Net sales                                  $     74,070       $  2,090,383
                                              ------------       ------------
     Total Revenue                                  74,070          2,090,383

COST OF SALES                                       65,878          2,005,071
                                              ------------       ------------
   Gross Profit                                      8,192             85,312

OPERATING EXPENSES                               2,362,551            896,297
                                              ------------       ------------
   Operating Loss                               (2,354,359)          (810,985)
                                              ------------       ------------
OTHER INCOME (EXPENSE):
   Interest and other income, net                    4,756             67,270
   Interest expense                                (16,170)            (9,833)
                                              ------------       ------------
       Total Other Income (Expense)                (11,414)            57,437
                                              ------------       ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY ITEM          (2,365,773)          (753,548)
   Income tax benefit                                    -            463,035
                                              ------------       ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEM                           (2,365,773)          (290,513)
                                              ------------       ------------
Loss before extraordinary item                  (2,365,773)          (290,513)

EXTRAORDINARY ITEM
   Gain on extinguishment of debt, net of
      income taxes of $463,035                           -            789,426
                                              ------------       ------------
NET INCOME (LOSS)                             $ (2,365,773)      $    498,913
                                              ============       ============
Gain (Loss) from continuing operations
      per share                               $      (0.06)      $       0.01
                                              ============       ============
Gain from extraordinary item per share        $          -       $       0.03
                                              ============       ============
Gain (Loss) attributable to common
      shareholders                            $      (0.06)      $       0.04
                                              ============       ============
Weighted average common shares outstanding      39,076,264         26,481,800
                                              ============       ============

                 CURTIS MATHES HOLDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                              Three Months Ended
                                              September 30       September 30
                                                      1997               1996
                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                 $ (2,365,773)      $    498,913
     Adjustments to reconcile net loss
        to cash provided (used) by
        operating activities:
           Depreciation and amortization           232,058            168,830
           Gain on extinguishment of debt                -         (1,252,461)
           Provision for bad debts                  18,417                  -
           Changes in assets and liabilities,
               net of effects from acquisitions
               and dispositions:
                    Accounts receivable            (19,858)            13,608
                    Inventory                     (299,717)           (62,817)
                    Prepaid expense and other      164,894           (918,755)
                    Restricted cash                      -             39,423
                    Other assets                         -             30,300
                    Accounts payable, accrued
                       liabilities and other
                       current liabilities          76,130           (381,787)
                    Other liabilities              (95,221)                 -
                                              ------------       ------------
             Cash provided (used) by operating
                activities                      (2,289,069)        (1,864,746)
                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
            Purchases of property and equipment   (681,283)           (43,212)
            Investments - other                          -           (550,769)
            Software development                (1,008,030)                 -
            Proceeds from sale of marketable
               securities                          135,190                  -
                                              ------------       ------------
            Cash used for investing activities  (1,554,123)          (593,981)
                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from long-term debt                  -             (3,145)
           Principal payments on long-term debt     (4,374)          (119,856)
           Principal payments on capital lease
              obligations                              412                  -
           Issuances of preferred and common
              stock for cash                     3,290,000          5,010,917
           Redemption of preferred stock for
              cash                                       -         (1,170,305)
           Dividends paid through issuance of
              common stock                          (6,937)                 -
                                              ------------       ------------
           Cash provided by financing activities 3,279,101          3,717,611
                                              ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                       (564,091)         1,258,884
CASH AND CASH EQUIVALENTS, BEGINNING               800,346          4,150,481
                                              ------------       ------------
CASH AND CASH EQUIVALENTS, ENDING             $    236,255       $  5,409,365
                                              ============       ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                            Overview

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended September 30, 1997. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1997.

                          Results of Operations

     Revenues. The Company reports revenues of $74,000 in the first fiscal quarter, compared to $2,090,000 for the same quarter last year. This decrease occurred as the Company redirected its primary focus to development of the uniView product line and the Curtis Mathes Xpressway Internet access and online service.

     Gross Profit. Gross profit equals net sales less cost of goods sold (both labor and material), non-direct, fixed manufacturing costs (such as salaries, leasing costs, and depreciation charges related to production operations), and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the first fiscal quarter, the Company reports gross profit of $8,000, compared to $160,000 for the same quarter last year. The gross profit declined as a result of the redirected focus of the Company.

     Operating Expenses. The Company reports $2,363,000 in operating expenses for the first fiscal quarter, compared to $896,000 for the same quarter last year. Major components of the change includes a net increase of $62,000 for occupancy costs; a net increase of $315,000 for payroll and payroll related costs; a net increase of $358,000 related to online service fee costs; a net increase of $229,000 for marketing related expenses; and a net increase of $163,000 for research and development expenses. The Company anticipates that operating expenses will continue to increase as uniView and the Curtis Mathes Xpressway continue through the introductory phase.

                Liquidity and Capital Resources

     Cash Flows From Operations. Cash used by operations for the fiscal quarters ended September 30, 1997 and 1996 were ($2,289,000) and ($1,865,000), respectively. Major components of cash flows from operations for the current fiscal quarter included: $165,000 for increases in prepaid expenses related to parts inventory components for uniView production; $299,000 for increases in inventory; $232,000 for depreciation and amortization; and the effects of a ($2,366,000) loss from operations.

     Cash Flows From Investing Activities. During the first fiscal quarter, the Company purchased, for cash, approximately $681,000 of property, plant and equipment as compared to approximately $43,000 during the same period last year. The Company also paid $1,008,000 in cash in the first fiscal quarter for development of software pertaining to the uniView/Xpressway product lines. The Company received cash of $135,000 in connection with the sale of a portion of its marketable securities during the current quarter, compared to a combined total investment of

$550,000 in all marketable securities in the same period last year. The current level of future capital expenditures is expected to continue as the Company seeks to meet the demanding technological requirements of the uniView/Xpressway product lines.

     Cash Flows from Financing Activities. The Company generated net cash from financing activities of $3,300,000 during the fiscal quarter ended September 30, 1997 from the issuance of preferred and common stock, compared to $5,000,000 during the same quarter last year.

     Management believes that sufficient cash resources and credit facilities are available or can be obtained to support the Company's continued growth and continues to evaluate additional sources of equity and/or credit facilities to maintain and increase the growth and profitability of the Company.

                       Forward Looking Statements

      This report may contain "Forward Looking Statements," which are Company plans and projections which may or may not materialize, and which are subject to various risks and uncertainties. For a discussion of risk factors associated with some of these plans and projections, please refer to the section entitled "Risk Factors" beginning on page 5 of the Company's S-3 Registration Statement declared effective as of October 8, 1997, as well as the Company's other SEC filings, which contain additional discussion about those factors which could cause actual results to differ from management's expectations.

                       PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Reference is made to the Exhibit Index beginning on page 10 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K
          During the three months ended September 30, 1997 the Company filed one Current Report on Form 8-K, dated July 10, 1997, reporting conversions of Preferred Stock into Equity Securities pursuant to the exemption from registration afforded by Regulation S.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Curtis Mathes Holding Corporation
                                   (Registrant)

                              By:  /s/   F. Shelton Richardson,Jr.
                                   F. Shelton Richardson, Jr.
                                   Vice President - Chief Financial Officer
                                   (Principal Financial and Duly Authorized
                                    Officer)
Date:     November 12, 1997

               CURTIS MATHES HOLDING CORPORATION and Subsidiaries

                         EXHIBIT INDEX
Exhibit
Number              Description of Exhibits                Sequential Page

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

4.3       Series H Preferred Stock terms and conditions (filed as
          Exhibit "4.4" to the Company's Registration Statement on
          Form S-3 originally filed with the Commission on June 20,
          1996 and incorporated herein by reference.)                  N/A

4.4       Form of warrant issued in connection with Series J
          Preferred Stock (filed as Exhibit "4.5" to the Company's
          Current Report on Form 8-K dated April 23, 1997 and
          incorporated herein by reference.)                           N/A

4.5       Series K Preferred Stock terms and conditions (filed as
          Exhibit "4.4" to the Company's Current Report on Form 8-K
          dated May 16, 1997 and incorporated herein by reference.)    N/A

4.6 Form of subscription agreement for Series K Preferred Stock (filed as Exhibit "4.5" to the Company's Current Report on
          Form 8-K dated May 16, 1997 and incorporated herein by
          reference.)                                                  N/A

4.7 Form of warrant issued in connection with Series K Preferred Stock (filed as Exhibit "4.4" to the Company's Current
          Report on Form 8-K dated May 23, 1997 and incorporated
          herein by reference.)                                        N/A

4.8       Series L Preferred Stock terms and conditions (filed as
          Exhibit "4.5" to the Company's Current Report on Form 8-K
          dated May 23, 1997 and incorporated herein by reference.)    N/A

4.9       Form of subscription agreement for Series L Preferred
          Stock (filed as Exhibit "4.6" to the Company's Current
          Report on Form 8-K dated May 23, 1997 and incorporated
          herein by reference.)                                        N/A

4.10      Series M Preferred Stock terms and conditions, as amended
          on July 11, 1997 (filed as Exhibit "4.7" to the Company's Registration Statement on Form S-3 filed with the Commission
          on August 18, 1997 and incorporated herein by reference.)    N/A

4.11      Form of Securities Subscription Agreement for Series M
          Preferred Stock (filed as Exhibit "4.12" to the Company's Current Report on Form 8-K dated June 23, 1997 and
          incorporated herein by reference.)                           N/A

10.1* Agreement dated as of August 26, 1997 between Curtis Mathes Marketing Corporation and Davis A.S. relating to the manufacture and marketing of "Curtis Mathes by Davis"
          Powerscreen units.                                            12

27*       Financial Data Schedule (for EDGAR filing purposes only.)     14
_______________

*  Filed herewith.