Form 10-Q
period 1997-12-31
UNIVIEW TECHNOLOGIES CORP
filed 1998-02-13
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

               Commission File Number 2-93668-FW

                UNIVIEW TECHNOLOGIES CORPORATION
      (Exact name of Registrant as specified in its charter)

          (Formerly CURTIS MATHES HOLDING CORPORATION)

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

     At December 31, 1997, there were 49,100,331 shares of Registrant's common stock outstanding.

                         GENERAL INDEX
                                                         Page Number
                            PART I.
                     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                  3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                   8

                            PART II.
                       OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  11

ITEM 5.   OTHER INFORMATION                                    12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                     13

SIGNATURES                                                     13

EXHIBIT INDEX                                                  14

                    UNIVIEW TECHNOLOGIES CORPORATION
              (Formerly CURTIS MATHES HOLDING CORPORATION)
                            and Subsidiaries
                    PART I  -  FINANCIAL INFORMATION

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

                     UNIVIEW TECHNOLOGIES CORPORATION
               (Formerly CURTIS MATHES HOLDING CORPORATION)
                  CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ASSETS
                                             December 31              June 30
                                                    1997                 1997
                                             -----------          -----------
CURRENT ASSETS
       Cash and cash equivalents             $ 1,009,864          $   800,346
       Marketable securities                       8,145              282,142
       Accounts receivable
          Trade                                   43,927                    -
          Due from related parties                15,221               20,000
       Note receivable, net of allowance
          of $375,000                            106,415               35,237
       Inventory                                 587,579               79,701
       Prepaid expenses                        1,408,398            1,918,998
                                             -----------          -----------
       Total current assets                    3,179,549            3,136,424
                                             -----------          -----------
PROPERTY AND EQUIPMENT, net                    3,279,389            2,319,012
                                             -----------          -----------
OTHER ASSETS
       Investment in joint venture               354,000              354,000
       Notes receivable, less current portion    278,565              291,521
       Software development                    6,840,447            4,149,748
       Licenses                                  754,797            1,100,117
       Trademark, net of accumulated
          amortization of $904,104 and
          $822,693, respectively               4,011,650            4,093,061
       Other                                      30,870               30,870
                                             -----------          -----------
       Total other assets                     12,270,329           10,019,317
                                             -----------          -----------
TOTAL ASSETS                                 $18,729,267          $15,474,753
                                             ===========          ===========

                      UNIVIEW TECHNOLOGIES CORPORATION
                (Formerly CURTIS MATHES HOLDING CORPORATION)

            CONSOLIDATED BALANCE SHEETS (Unaudited)- Continued

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                December 31           June 30
                                                       1997              1997
                                                -----------       -----------
CURRENT LIABILITIES
      Trade accounts payable                    $ 1,463,309       $   355,894
      Accrued and other current liabilities         721,798         1,197,194
      License fees payable                                -           660,000
      Current maturities of long-term debt,
           including $269,000 due to related
           parties in 1998                        2,549,147           301,810
      Current maturities of obligations
           under capital leases                      54,275            38,296
                                                -----------       -----------
      Total current liabilities                   4,788,529         2,553,194
                                                -----------       -----------
LONG TERM DEBT, less current maturities             159,732           171,469
OBLIGATIONS UNDER CAPITAL LEASES,
      less current maturities                        13,441            14,262
WARRANTY PROVISION                                  241,081           435,193
                                                -----------       -----------
       Total liabilities                          5,202,784         3,174,118
                                                -----------       -----------
STOCKHOLDERS' EQUITY
  Preferred stock, cumulative, $1.00 par value;
   1,000,000 shares authorized:
      Series A, 140,000 shares (liquidation
        preference of $140,000)                     140,000           140,000
      Series H, 3 and 55 shares in 1996
        (liquidation preference of $75,000 in 1997)       3                 3
      Series K, 9 shares in 1997 (liquidation
        preference of $1,035,000)                         -                 9
      Series L, 1,275 shares in 1997 (liquidation
        preference of $1,275,000)                         -             1,275
      Series M, 140 shares issued September 1997
        (liquidation preference of $3,500,000)           55                 -
      Series N, 80 shares issued December 1997
        (liquidation preference of $2,000,000)           80                 -
  Common stock, $.01 par value; 80,000,000 and
    40,000,000 shares authorized and 49,100,331
    and 36,709,186 issued and outstanding at
    December 31, and June 30, 1997,
    respectively                                    491,003           367,092
  Additional paid-in-capital                     35,612,797        30,317,592
  Accumulated deficit, since July 1, 1993
    quasi reorganization in which an
    accumulated deficit of $4,140,595
    was eliminated                              (22,717,455)      (18,525,336)
                                                -----------       -----------
   Total Stockholders' Equity                    13,526,483        12,300,635
                                                -----------       -----------
TOTAL LIABILITIES AND EQUITY                    $18,729,267       $15,474,753
                                                ===========       ===========

                      UNIVIEW TECHNOLOGIES CORPORATION
               (Formerly CURTIS MATHES HOLDING CORPORATION)
            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                         Three Months Ended                  Six Months Ended
                                    -----------------------------       ---------------------------
                                    December 31       December 31       December 31     December 31
                                           1997              1996              1997            1996
                                    -----------       -----------       -----------     -----------
REVENUES:
     Net sales                      $    57,305       $   413,200       $   131,375     $ 2,503,583
                                    -----------       -----------       -----------     -----------
        Total Revenue                    57,305           413,200           131,375       2,503,583

COST OF SALES                            56,537           253,141           122,415       2,258,212
                                    -----------       -----------       -----------     -----------
     Gross Profit                           768           160,059             8,960         245,371

OPERATING EXPENSES                    2,145,642         2,637,500         4,508,195       3,597,934
                                    -----------       -----------       -----------     -----------
     Operating Loss                  (2,144,874)       (2,477,441)       (4,499,235)     (3,352,563)
                                    -----------       -----------       -----------     -----------
OTHER INCOME (EXPENSE):
     Interest and other income, net     334,968           121,634           339,725         188,867
     Interest expense                   (16,440)           (7,914)          (32,609)        (17,747)
                                    -----------       -----------       -----------     -----------
        Total Other Income
           (Expense)                    318,528           113,720           307,116         171,120
                                    -----------       -----------       -----------     -----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                (1,826,346)       (2,363,721)       (4,192,119)     (3,181,443)
   Income tax benefit                         -                 -                 -         463,035
                                    -----------       -----------       -----------     -----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY ITEM         (1,826,346)       (2,363,721)       (4,192,119)     (2,718,408)
                                    -----------       -----------       -----------     -----------
EXTRAORDINARY ITEM
   Gain on extinguishment of debt,
      net of income taxes of
      $463,035                                -                 -                 -         789,426
                                    -----------       -----------       -----------     -----------
NET INCOME (LOSS)                   $(1,826,346)      $(2,363,721)      $(4,192,119)    $(1,928,982)
                                    ===========       ===========       ===========     ===========
Gain (Loss) from continuing
   operations per share             $     (0.04)      $     (0.08)      $     (0.10)    $     (0.10)
                                    ===========       ===========       ===========     ===========
Gain from extraordinary item
   per share                        $         -       $         -       $         -     $      0.03
                                    ===========       ===========       ===========     ===========
Gain (Loss) attributable to
   common shareholders              $     (0.04)      $     (0.08)      $     (0.10)    $     (0.07)
                                    ===========       ===========       ===========     ===========
Weighted average common shares
   outstanding                       43,929,932        30,308,675        41,705,956      28,395,237
                                    ===========       ===========       ===========     ===========

                      UNIVIEW TECHNOLOGIES CORPORATION
               (Formerly CURTIS MATHES HOLDING CORPORATION)
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                         Three Months Ended                  Six Months Ended
                                                    -----------------------------       ---------------------------
                                                    December 31       December 31       December 31     December 31
                                                           1997              1996              1997            1996
                                                    -----------       -----------       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $(1,826,346)      $(2,363,721)      $(4,192,119)    $(1,928,982)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
      Depreciation and amortization                      80,980           158,838           313,038         327,668
      Gain on extinguishment of debt                          -                 -                 -               -
      Provision for bad debts                                 -                 -            18,418               -
      Changes in assets and liabilities,
        net of effects from acquisitions
           Accounts receivable                          (75,614)           31,525          (110,326)         55,191
           Inventory                                   (208,161)          252,234          (507,878)        189,417
           Prepaid expense and other                    345,706           558,000           510,600       4,351,500
           Restricted cash                                    -             8,000                 -          47,423
           Other assets                                 158,262           174,832           344,671        (717,241)
           Accounts payable, accrued liabilities
              and other current liabilities           2,330,304           522,358         2,235,336        (683,759)
           Other liabilities                            (98,891)                -          (194,112)              -
                                                    -----------       -----------       -----------     -----------
      Cash provided (used) by operating activities      706,240          (657,934)       (1,582,372)      1,641,217
                                                    -----------       -----------       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment              (489,653)         (745,131)       (1,170,936)       (788,343)
      Investments - other                                     -           (80,806)                -        (631,575)
      Software development                           (1,682,184)                -        (2,690,699)              -
      Proceeds from sale of marketable securities       138,807                 -           273,997               -
                                                    -----------       -----------       -----------     -----------
      Cash used for Investing activities             (2,033,030)         (825,937)       (3,587,639)     (1,419,918)
                                                    -----------       -----------       -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on notes receivable                            -             6,763                 -          (2,823)
      Proceeds from long-term debt                            -                 -                 -               -
      Principal payments on long-term debt               (8,625)         (264,445)          (12,558)       (584,300)
      Issuances of preferred and
         common stock for cash                        2,109,024           562,715         5,392,087       1,616,175
      Redemption of preferred stock for cash                  -                 -                 -      (1,170,305)
                                                    -----------       -----------       -----------     -----------
      Cash provided by financing activities           2,100,399           305,033         5,379,529        (141,253)
                                                    -----------       -----------       -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                  773,609        (1,178,838)          209,518          80,046
CASH AND CASH EQUIVALENTS, BEGINNING                    236,255         5,409,365           800,346       4,150,481
                                                    -----------       -----------       -----------     -----------
CASH AND CASH EQUIVALENTS, ENDING                   $ 1,009,864       $ 4,230,527       $ 1,009,864     $ 4,230,527
                                                    -----------       -----------       -----------     -----------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                                Overview

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended December 31, 1997. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1997.

     The information presented in this discussion can also better be understood in the context of the overall plan of the Company. Before 1996, the Company was engaged primarily in the manufacturing and marketing of home entertainment consumer electronics products, such as televisions, VCR's, and audio equipment. In early 1996, the Company began the development of a "convergence" technology, which the Company called "uniView," designed to enhance the capabilities of television. The initial plan was to design a set-top-box only, which would enable the television viewer, through the television, to access interactive television listings, make and receive telephone calls through a built-in speakerphone, and access the Internet using the television as the display. A product of this type had at that time never before been produced and initial response was overwhelming.

     However, as the Company continued to develop and refine the uniView technology and as it concluded market studies, it became apparent that the technology was not yet complete. Specifically, management determined that existing Internet service providers were not capable of supporting the uniView device as it existed and definitely would not support the new features under development by the Company. Management elected to expand the development of uniView to include its own "back office" support, to add its own connectivity system, and to write all of the other necessary software to completely integrate all of this new technology.

     The final result of this aggressive plan of development is that the Company has become the first to provide a complete ("end-to-end") solution for this product category. Prior to uniView, a company wishing to enter the convergence market with a complete system had to either develop a version of the technology itself, or license hardware technology from one company, Internet connectivity from another company, and on-line content from another. Now, for the first time, hardware, software, Internet connectivity, and on-line content are available in one package that can be licensed by companies that may wish to enter the convergence market in general, or that may wish to enter a niche market, such as home healthcare, education, banking, hotel, home office, and consumer electronics, among others.

     Until now, the Company has been primarily engaged in the development and refinement of the uniView technology, which will continue. However, management has now created a business plan to license to other companies one or more of the components of its uniView end-to-end solution, and the Company is on the threshold of implementing the true business portion of its plan. To this end, negotiations are under way with other companies to license the uniView technology, which would allow these companies to produce a uniView set-top-box, either utilizing the Curtis Mathes name under a separate license, or using their own brand to market the product. The plan would include connectivity to the uniView Xpressway, which is expected to produce revenues from monthly subscriber fees as well as the initial license fees, royalties, and participation in electronic commerce. Other discussions are under way to license the uniView Xpressway back office design to other companies for use with their own devices, which is expected to provide a revenue stream for the Company from initial license fees, royalties, and maintenance fees. (Although management is optimistic about these ongoing discussions, there can be no assurance that any of these negotiations will conclude in a definitive agreement, or that the Company will ultimately be able to license its technology to other companies. Please see the notice concerning "Forward Looking Statements" on Page 11 of this report, which refers the reader to a more comprehensive discussion of the risks the Company faces in implementing its business plan.)

     Management believes that the Company is poised to begin reaping the benefits of its hard work and substantial financial investment in the
uniView  technology  over the recent past and that  applications  of  the
uniView technology are limited only by the imagination. A partial listing of potential revenue streams for the Company from licensing and utilization of the uniView technology, which are currently in progress or under consideration by management, would include the following:

1. Licensing the uniView set-top-box (STB) design to other companies to manufacture and market a product.
2.   Licensing the Curtis Mathes (CM) name to other companies to market a product.
3.   Licensing  the  uniView  STB  technology  to  other  companies   and
     manufacture the product on an OEM basis for them, either under the CM or another name.
4. Providing connectivity for other companies to the uniView Xpressway and sharing revenues.
5. Licensing the uniView Xpressway back office design and software to other companies to market services.
6. Providing back office management to other companies on the uniView Xpressway system.
7. Providing customer service to other companies using the uniView state-of-the-art system.
8. Promoting products (such as books) through uniView and STB's of other companies.
9. Processing credit card purchases for a fee through uniView and the uniView Xpressway.
10. Providing other types of services for other companies on the uniView system.
11. Designing and implementing specific software packages for consulting fees.
12. Designing and implementing variations of the uniView technology for specific applications.

     The transition from sales of consumer electronics, including set-top-boxes, to developing, implementing and licensing technology to other companies has been both difficult and exciting. Management believes that this redirection has provided the Company with the potential to generate substantially more revenue over time than it could have expected to generate by selling televisions or other consumer electronics products. Management is confident of this new direction, which it believes represents the future of this Company.

                          Results of Operations

     Revenues. The Company reports revenues of $57,000 in the second fiscal quarter, compared to $413,000 for the same quarter last year. The decrease occurred as the Company continued development of the uniView technology end-to end solution, and as the Company began the transition from being a consumer electronics company to being a high-tech electronics engineering design and marketing company.

     Gross Profit. Gross Profit equals net sales less cost of goods sold (both labor and material), non-direct, fixed manufacturing costs (such as salaries, leasing costs, and depreciation charges related to production operations), and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the second fiscal quarter, the Company reports a gross profit of $800 compared to a gross profit of $160,000 for the same quarter last year. The decline in gross profit can be attributed to the redirected focus of the Company.

     Operating Expenses. The Company reported $2,145,000 in operating expenses for the second fiscal quarter of the current year as compared to $2,637,000 for the same period last year. This decrease can be attributed to the Company's continued efforts to hire and retain talented engineering personnel while reducing outside consultants with similar competencies. The Company anticipates that operating expenses will remain fairly consistent and may increase as uniView and uniView Xpressway continue through the introductory phase and into the next phase of refinement of the technology.

                     Liquidity and Capital Resources

     Cash Flows From Operations. Cash flows from operations for the quarters ended December 31, 1997 and 1996 were $706,000 and ($657,900), respectively. Major components of cash flows from operations for the current quarter included: $2,235,000 for increases in debt, $212,000 for increases in prepaid expenses; $81,000 for depreciation and amortization; and the effects of a ($1,826,000) loss from operations. The current quarter loss represents a $539,000 decrease from the most recently reported quarter (September 30, 1997).

     Cash Flows From Investing Activities. During the second quarter of fiscal 1998, the Company purchased for cash, approximately $490,000 of property, plant, and equipment as compared to approximately $745,000 for the same period last year. The Company also paid approximately $1,682,000 in cash, in the second quarter of fiscal 1998 for development of software pertaining to the uniView and uniView Xpressway product lines. The Company received cash of $139,000 in connection with the sale of marketable securities during the current quarter. The current level of capital expenditures is expected to continue as the Company seeks to meet the demanding technological requirements to maintain the preeminence of the uniView and uniView Xpressway product lines.

      Cash Flows from Financing Activities. The Company generated net cash from financing activities of $2,100,000 during the quarter ended December 31, 1997 from the issuance of preferred and common stock as compared to $305,000 during the same quarter last year.

      Management believes that sufficient cash resources and credit facilities are available or can be obtained to support the Company's continued growth and continues to evaluate additional sources of equity and/or credit facilities to maintain and increase the growth and profitability of the Company.

                       Forward Looking Statements

      This report may contain "Forward Looking Statements," which are Company expectations, plans, and projections which may or may not materialize, and which are subject to various risks and uncertainties. When used in this report, the words "plans," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. For a discussion of risk factors associated with some of these expectations, please refer to the section entitled "Risk Factors" beginning on page 5 of the Company's S-3 Registration Statement declared effective as of October 8, 1997, as well as the Company's other SEC filings, which contain additional discussion about those factors which could cause actual results or events to differ from management's expectations. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

                       PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1997 Annual Shareholders' Meeting on October 9, 1997. Of the 40,612,279 common shares of the Company issued and outstanding as of the Record Date, 35,321,289 were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting. The following proposals were approved by a majority of the shares represented at the meeting:

     1.   Election of Directors:

               Patrick A. Custer   (FOR  34,859,295; WITHHELD  461,994.)

               Edward M. Warren    (FOR  34,912,993; WITHHELD  408,296.)

               Billy J. Robinson   (FOR  34,902,370; WITHHELD  418,919.)

               Bernard S. Appel    (FOR  34,897,843; WITHHELD  423,446.)

     2. Ratification of the appointment of the accounting firm of King Griffin & Adamson P.C., formerly known as King, Burns & Company, P.C., as independent auditors of the Company for fiscal year 1997.

     FOR   34,981,978         AGAINST   186,790        ABSTAIN   152,521

ITEM 5.   OTHER INFORMATION

      The Company held a Special Shareholders' Meeting on January 29, 1998. Of the 45,541,406 common shares of the Company issued and outstanding as of the Record Date, 40,837,562 were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting. The following proposal was approved by a majority of the shares represented at the meeting:

      1. Proposal to amend the Articles of Incorporation of the Company to change the Company name to "uniView Technologies Corporation."

     FOR   38,544,987         AGAINST   864,958        ABSTAIN   435,627

     As a result of the approval of this proposal by the shareholders, amended Articles of Incorporation were filed with the Texas Secretary of State and the name of the Company was officially changed from Curtis Mathes Holding Corporation to "uniView Technologies Corporation," effective January 30, 1998. The Stock symbol for the Company has been changed from CRTM to "UVEW." In addition, subsidiary Curtis Mathes Marketing Corporation changed its name to "uniView Marketing Corporation," and subsidiary Curtis Mathes Xpressway Corporation changed its name to "uniView Xpressway Corporation." The name of the Curtis Mathes Xpressway has been changed to the "uniView Xpressway;" and the Company's web page may now be accessed at www.uniView.net.

     Management believes that the new name of the Company provides clear notice of the new direction of the Company, shifting its primary focus from consumer electronics to high-tech electronics engineering design and marketing. Consistent with its new direction, the Company expects in the future to be primarily engaged in developing, implementing, and licensing its innovative hardware and software convergence technology solutions to other companies that may wish to manufacture and market products in a variety of niche applications, as discussed earlier.

     The second proposal approved by the Company shareholders was the following:

     2. Proposal to amend the Articles of Incorporation of the Company to reclassify its Common Stock as $.10 par value, and to effect a 10 to 1 reverse stock split.

     FOR   36,262,760         AGAINST   3,395,997 ABSTAIN   214,233

      The reverse stock split has not yet been implemented as of the date of filing this report. The Company plans to coordinate the timing and implementation of the reverse stock split and reclassification of its Common Stock from $.01 par value to $.10 par value, to obtain the greatest possible benefit for the Company's shareholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

          Reference is made to the Exhibit Index beginning on page 11 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K

          During the three months ended December 31, 1997 the Company has filed no Current Reports on Form 8-K.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              uniView Technologies Corporation
                          (Formerly Curtis Mathes Holding Corporation)
                                      (Registrant)

                              By:  /s/  F. Shelton Richardson, Jr.
                                   F. Shelton Richardson, Jr.
                                   Vice President - Chief Financial Officer
                                   (Principal Financial and Duly Authorized
                                    Officer)

Date:     February 13, 1998

                    UNIVIEW TECHNOLOGIES CORPORATION
              (Formerly CURTIS MATHES HOLDING CORPORATION)
                            and Subsidiaries

                              EXHIBIT INDEX
Exhibit
Number              Description of Exhibits

3(i)*      Articles of Incorporation of the Company, as amended.

3(ii)*     Bylaws of the Company, as amended.

27*        Financial Data Schedule.
_______________

*  Filed herewith.