Form 10-Q
period 1998-03-31
UNIVIEW TECHNOLOGIES CORP
filed 1998-05-15
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                               OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _____________

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

     At March 31, 1998, there were 60,767,406 shares of Registrant's common stock outstanding.

                         GENERAL INDEX
                                                             Page
                                                             Number
                            PART I.
                     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                  3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                   8

                            PART II.
                       OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                    12

ITEM 5.   OTHER INFORMATION                                    12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                     13

SIGNATURES                                                     13

EXHIBIT INDEX                                                  14

                UNIVIEW TECHNOLOGIES CORPORATION
                        and Subsidiaries

                PART I  -  FINANCIAL INFORMATION

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

                     UNIVIEW TECHNOLOGIES CORPORATION
               (Formerly CURTIS MATHES HOLDING CORPORATION)
                  CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ASSETS
                                                March 31              June 30
                                                    1998                 1997
                                             -----------          -----------
CURRENT ASSETS
       Cash and cash equivalents             $   118,281          $   800,346
       Marketable securities                                          282,142
       Accounts receivable
          Trade                                    9,531                    -
          Due from related parties                 9,691               20,000
       Note receivable, net of allowance
          of $65,000                              99,038               35,237
       Inventory                                 265,908               79,701
       Prepaid expenses                        1,371,326            1,918,998
                                             -----------          -----------
       Total current assets                    1,873,775            3,136,424
                                             -----------          -----------
PROPERTY AND EQUIPMENT, net                    3,050,679            2,319,012
                                             -----------          -----------
OTHER ASSETS
       Investment in joint venture               366,500              354,000
       Notes receivable, less current portion    272,040              291,521
       Software development                    6,436,533            4,149,748
       Licenses                                  730,213            1,100,117
       Trademark, net of accumulated
          amortization of $1,002,822 and
          $822,693, respectively               3,909,884            4,093,061
       Other                                      30,870               30,870
                                             -----------          -----------
       Total other assets                     11,746,040           10,019,317
                                             -----------          -----------
TOTAL ASSETS                                 $16,670,494          $15,474,753
                                             ===========          ===========

                      UNIVIEW TECHNOLOGIES CORPORATION
                (Formerly CURTIS MATHES HOLDING CORPORATION)

            CONSOLIDATED BALANCE SHEETS (Unaudited)- Continued

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31           June 30
                                                       1998              1997
                                                -----------       -----------
CURRENT LIABILITIES
      Trade accounts payable                    $ 2,249,815       $   355,894
      Accrued and other current liabilities         958,290         1,197,194
      License fees payable                                -           660,000
      Current maturities of long-term debt,
           including $529,007 due to related
           parties in 1998                        2,529,007           301,810
      Current maturities of obligations
           under capital leases                      54,275            38,296
                                                -----------       -----------
      Total current liabilities                   5,791,387         2,553,194
                                                -----------       -----------
LONG TERM DEBT, less current maturities             158,347           171,469
OBLIGATIONS UNDER CAPITAL LEASES,
      less current maturities                         5,932            14,262
WARRANTY PROVISION                                  343,400           435,193
                                                -----------       -----------
       Total liabilities                          6,299,066         3,174,118
                                                -----------       -----------
STOCKHOLDERS' EQUITY
  Preferred stock, cumulative, $1.00 par value;
   1,000,000 shares authorized:
      Series A, 140,000 shares (liquidation
        preference of $140,000)                     140,000           140,000
      Series H, 3 and 55 shares in 1996
        (liquidation preference of $75,000 in 1997)       3                 3
      Series K, 9 shares in 1997 (liquidation
        preference of $1,035,000)                         -                 9
      Series L, 1,275 shares in 1997 (liquidation
        preference of $1,275,000)                         -             1,275
      Series N, 92 shares issued through March 1998
        (liquidation preference of $2,300,000)           92                 -
  Common stock, $.01 par value; 80,000,000 shares
    authorized and 60,767,406 and 36,709,186
    issued and outstanding at March 31, 1998
    and June 30, 1997, respectively                 607,674           367,092
  Additional paid-in-capital                     36,018,982        30,317,592
  Accumulated deficit, since July 1, 1993
    quasi reorganization in which an
    accumulated deficit of $4,140,595
    was eliminated                              (26,395,323)      (18,525,336)
                                                -----------       -----------
   Total Stockholders' Equity                    10,371,428        12,300,635
                                                -----------       -----------
TOTAL LIABILITIES AND EQUITY                    $16,670,494       $15,474,753
                                                ===========       ===========

                      UNIVIEW TECHNOLOGIES CORPORATION
               (Formerly CURTIS MATHES HOLDING CORPORATION)
            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                         Three Months Ended                  Nine Months Ended
                                    -----------------------------       ---------------------------
                                       March 31          March 31          March 31        March 31
                                           1998              1997              1998            1997
                                    -----------       -----------       -----------     -----------
REVENUES:
     Net sales                      $    58,019       $         -       $   189,393     $ 2,503,583
                                    -----------       -----------       -----------     -----------
        Total Revenue                    58,019                 -           189,393       2,503,583

COST OF SALES                            61,795                 -           184,209       2,335,739
                                    -----------       -----------       -----------     -----------
     Gross Profit                        (3,776)                -             5,184         167,844

OPERATING EXPENSES                    3,675,576         2,549,520         8,183,771       6,087,673
                                    -----------       -----------       -----------     -----------
     Operating Loss                  (3,679,352)       (2,549,520)       (8,178,587)     (5,919,829)
                                    -----------       -----------       -----------     -----------
OTHER INCOME (EXPENSE):
     Interest and other income, net     113,996           (73,108)          453,721         115,759
     Interest expense                  (113,578)                -          (146,187)              -
                                    -----------       -----------       -----------     -----------
        Total Other Income
           (Expense)                        418           (73,108)          307,534         115,759
                                    -----------       -----------       -----------     -----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                (3,678,934)       (2,622,628)       (7,871,053)     (5,804,070)
   Income tax benefit                         -                 -                 -         463,035
                                    -----------       -----------       -----------     -----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY ITEM         (3,678,934)       (2,622,628)       (7,871,053)     (5,341,035)
                                    -----------       -----------       -----------     -----------
EXTRAORDINARY ITEM
   Gain on extinguishment of debt,
      net of income taxes of
      $463,035                                -                 -                 -         789,426
                                    -----------       -----------       -----------     -----------
NET INCOME (LOSS)                   $(3,678,934)      $(2,622,628)      $(7,871,053)    $(4,551,609)
                                    ===========       ===========       ===========     ===========
Gain (Loss) from continuing
   operations per share             $     (0.07)      $     (0.08)      $     (0.17)    $     (0.16)
                                    ===========       ===========       ===========     ===========
Gain from extraordinary item
   per share                        $         -       $         -       $         -     $      0.02
                                    ===========       ===========       ===========     ===========
Gain (Loss) attributable to
   common shareholders              $     (0.07)      $     (0.08)      $     (0.17)    $     (0.13)
                                    ===========       ===========       ===========     ===========
Weighted average common shares
   outstanding                       52,992,143        33,943,831        45,413,098      33,943,831
                                    ===========       ===========       ===========     ===========

                      UNIVIEW TECHNOLOGIES CORPORATION
               (Formerly CURTIS MATHES HOLDING CORPORATION)
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                         Three Months Ended                  Nine Months Ended
                                                    -----------------------------       ---------------------------
                                                       March 31          March 31          March 31        March 31
                                                           1998              1997              1998            1997
                                                    -----------       -----------       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $(3,678,934)      $(2,622,628)      $(7,871,053)    $(4,551,609)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
      Depreciation and amortization                     768,650           370,955         1,081,688         549,869
      Income tax benefit                                      -                 -                 -        (463,035)
      Gain on extinguishment of debt                          -                 -                 -        (789,426)
      Provision for bad debts                            84,710                 -            84,710               -
      Changes in assets and liabilities,
        net of effects from acquisitions
        and dispositions:
           Accounts receivable                           47,303        (1,332,688)          (63,023)      3,063,945
           Inventory                                    321,671           211,470          (186,207)        400,887
           Prepaid expense and other                     37,072           110,453           547,672        (529,455)
           Restricted cash                                    -                 -                 -               -
           Other assets                                  25,233                 -           369,904         (29,910)
           Accounts payable, accrued liabilities
              and other current liabilities           1,216,435           761,287         3,456,258       1,012,730
           Other liabilities                            102,319                 -           (91,793)              -
                                                    -----------       -----------       -----------     -----------
      Cash provided (used) by operating activities   (1,075,541)       (2,501,151)       (2,671,844)     (1,336,004)
                                                    -----------       -----------       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment               (46,624)       (1,164,862)       (1,217,560)     (1,953,205)
      Investments - other                               (12,500)                -           (12,500)              -
      Software development                               36,947        (1,889,770)       (2,653,752)     (2,521,345)
      Proceeds from sale of marketable securities         8,144                 -           282,142               -
      Issuance of note receivable                      (350,894)                -          (350,894)              -
                                                    -----------       -----------       -----------     -----------
      Cash used for Investing activities               (364,927)       (3,054,632)       (3,952,564)     (4,474,550)
                                                    -----------       -----------       -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on notes receivable                      229,865             8,606           243,795        (132,763)
      Proceeds from long-term debt                            -                 -                 -               -
      Principal payments on long-term debt               (8,894)         (348,467)          (21,452)       (638,770)
      Issuances of preferred and
         common stock for cash                          327,914         3,591,000         5,720,000       5,527,795
      Redemption of preferred stock for cash                  -                 -                 -      (1,170,305)
                                                    -----------       -----------       -----------     -----------
      Cash provided by financing activities             548,885         3,251,139         5,942,343       3,585,957
                                                    -----------       -----------       -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                 (891,583)       (2,304,644)         (682,065)     (2,224,597)
CASH AND CASH EQUIVALENTS, BEGINNING                  1,009,864         4,230,528           800,346       4,150,481
                                                    -----------       -----------       -----------     -----------
CASH AND CASH EQUIVALENTS, ENDING                   $   118,281       $ 1,925,884       $   118,281     $ 1,925,884
                                                    -----------       -----------       -----------     -----------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                       Forward Looking Statements

      This report may contain "Forward Looking Statements," which are Company expectations, plans, and projections which may or may not materialize, and which are subject to various risks and uncertainties. When used in this report, the words "plans," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. For a discussion of risk factors associated with some of these expectations, please refer to the section entitled "Risk Factors" contained in the Company's most recent S-3 Registration Statement, as well as the Company's other SEC filings, which contain additional discussion about those factors which could cause actual results or events to differ from management's expectations. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

                                Overview

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended March 31, 1998. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1997.

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

     As the Company continued to develop and refine the uniView technology and as it concluded market studies, it became apparent that the technology was not yet complete. Specifically, management determined that existing Internet service providers were not capable of supporting the uniView device as it existed and definitely would not support the new features under development by the Company. Management elected to expand the development of the uniView technology to include its own "back office" support, to add its own connectivity system, and to write all of the other necessary software to completely integrate all of this new technology.

     The final result of this aggressive plan of development is that the Company has become the first to provide a complete ("end-to-end") solution for this product category. Before now, a company wishing to enter the convergence market with a complete system had to either develop a version of the technology itself, or license hardware technology from one company, Internet connectivity from another company, and on-line content from another. Now, for the first time, hardware, software, Internet connectivity, and on-line content are available in one package that can be licensed by companies that may wish to enter the convergence market in general, or that may wish to enter a niche market, such as home healthcare, education, banking, hotel, home office, and consumer electronics, among others.

     The Company plans to continue the development, refinement, and expansion of the uniView technology. Joint development agreements recently signed with Lucent Technologies and with Motorola are expected to greatly enhance the Company's resources and capabilities in this regard.

     Management has also begun implementation of a business plan to license to other companies one or more of the components of its uniView end-to-end solution. To this end, negotiations are under way with other companies to license the uniView technology, which would allow these companies to produce a uniView set-top-box, either utilizing the Curtis Mathes name under a separate license, or using their own brand to market the product. The plan would include connectivity to the uniView Xpressway, which is expected to produce revenues from monthly subscriber fees as well as the initial license fees, royalties, and participation in electronic commerce. Other discussions are under way to license the uniView Xpressway back office design to other companies for use with their own devices, which is expected to provide a revenue stream for the Company from initial license fees, royalties, and maintenance fees. (Although management is optimistic about these ongoing discussions, there can be no assurance that any of these negotiations will conclude in a definitive agreement, or that the Company will ultimately be able to license its technology to other companies. Please see the notice concerning "Forward Looking Statements" at the beginning of this report, which refers the reader to a more comprehensive discussion of the risks the Company faces in implementing its business plan.)

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

6. Providing back office management to other companies on the uniView Xpressway system.
7. Providing customer service to other companies using the uniView state-of-the-art system.
8. Promoting products (such as books) through the uniView system and STB's of other companies.
9. Processing credit card purchases for a fee through the uniView STB and the uniView Xpressway.
10. Providing other types of services for other companies on the uniView system.
11. Designing and implementing specific software packages for consulting fees.
12. Designing and implementing variations of the uniView technology for specific applications.

     The transition from sales of consumer electronics products, including set-top-boxes, to developing, implementing and licensing technology to other companies has been both difficult and exciting. Management believes that this redirection has provided the Company with the potential to generate substantially more revenue over time than it could have expected to generate by selling televisions or other consumer electronics products. Management is confident of this new direction, which it believes represents the future of this Company.

                          Results of Operations

     Revenues. The Company reports revenues of $58,000 in the third fiscal quarter, compared to no revenues for the same quarter last year. Low revenues are a result of the Company's continued development of the uniView technology end-to-end solution, and may continue as the Company transitions from a consumer electronics company to a high-tech electronics engineering design and marketing company. The Company further reports revenues of $189,000 for the nine months ended March 31, 1998, compared to $2,504,000 for the same period last year.

     Gross Profit. Gross Profit equals net sales less cost of goods sold (both labor and material), non-direct, fixed manufacturing costs (such as salaries, leasing costs, and depreciation charges related to production operations), and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the third fiscal quarter, the Company reports a negative gross profit of $3,700 as a result of returns. The Company further reports Gross Profit of $5,200 for the nine months ended March 31, 1998, compared to $168,000 for the same period last year.

     Operating Expenses. The Company reported $3,675,000 in operating expenses for the third fiscal quarter of the current year as compared to $2,549,000 for the same period last year. Further, the Company reports Operating Expenses of $8,184,000 for the nine months ended March 31, 1998 compared to $6,088,000 for the same period last year. This increase can be attributed to reserves established for obsolescence of inventory, amortization of software development costs, conference and meetings costs, and the Company's continued efforts to hire and retain talented engineering personnel while reducing outside consultants with similar competencies. The Company anticipates that operating expenses will remain fairly consistent and may increase as the Company continues through the introductory phase and into the next phase of refinement of the technology.

                     Liquidity and Capital Resources

     Cash  Flows  From Operations.   Cash flows from operations  for  the
quarters ended March 31, 1998 and 1997 were ($1,075,000) and ($2,501,000), respectively. Major components of cash flows from operations for the current quarter included: $768,000 for depreciation and amortization; and the effects of a ($3,679,000) loss from operations, and the net effect of the changes in assets and liabilities.

     Cash Flows From Investing Activities. During the third quarter of fiscal 1998, the Company purchased for cash, approximately $47,000 of property, plant, and equipment as compared to approximately $1,165,000 for the same period last year. The Company also recorded a note receivable for $350,000, in the third quarter of fiscal 1998. Capital expenditures are expected to continue as the Company seeks to meet the demanding technological requirements to maintain the preeminence of the uniView and uniView Xpressway product lines.

      Cash Flows from Financing Activities. The Company generated net cash from financing activities of $549,000 during the quarter ended March 31, 1998 from the issuance of preferred and common stock and collection of payments on a note receivable, as compared to $3,251,000 during the same quarter last year.

      The Company continues to rely on available credit arrangements and continued sales of its common and preferred stock to supplement its ongoing financial needs. The Company has recently revised its business model and has moved away from manufacturing and marketing consumer electronics products into developing and licensing to third parties its state-of-the-art Internet-television convergence technologies. It has become evident that to fully realize, or to achieve earlier than otherwise possible, the expected financial returns on its current business model, it will be necessary for the Company to join with one or more major financial business partners which have the means to fund the Company's operations during this introductory phase. Until the Company becomes self-supporting or links with a substantial financial business partner, additional equity or debt financing will be required. Management continually evaluates opportunities with various investors to raise additional capital, without which, the Company's operations, growth and profitability would be restricted. Management has in the past been able to raise necessary financing to fund ongoing operations, however, there can be no assurance that such resources will continue to be available to the Company or that they will be available upon terms favorable to the Company. A lack of sufficient financial resources to fund operations until the Company's business plan begins to produce the expected returns could have a material adverse effect on the Company's business, operating results and financial condition.

                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      On November 2, 1994, a class action suit was filed against wholly owned subsidiary Curtis Mathes Corporation ("CM") alleging various violations of the Minnesota consumer protection laws arising out of certain rent-to-own transactions between certain former Curtis Mathes dealers located in Minnesota and their customers. The action was tried before a jury beginning on January 8, 1998 in the United States District Court for the District of Minnesota, Fourth Division, under Cause No. Cv. 4-95-682, styled Charlene Powell v. Curtis Mathes Corporation; 99 cent Video, Inc., d/b/a Curtis Mathes; CDM Enterprises, Inc., d/b/a Curtis Mathes Home Entertainment Center; and John Doe, corporations d/b/a Curtis Mathes. On January 14, 1998, the jury returned a verdict in favor of CM, that CM had no liability to any of the class action claimants. Management expects no appeal to be filed by any of the claimants.

ITEM 5.   OTHER INFORMATION

      On April 24, 1998 the Company implemented a 1-for-10 reverse split of its outstanding shares of common stock, which was previously approved at a special meeting of the Company's shareholders on January 29, 1998. This action brings the Company into compliance with the recent changes in the continued listing requirements for the Nasdaq SmallCap Market which require a minimum $1 bid price on common stock.

     As a result of the reverse split, each 10 pre-split shares of common stock were converted into one post-split share, with fractional shares being rounded up to the nearest whole share of post-split common stock. Shareholders will be notified by American Stock Transfer & Trust Company, the Company's stock transfer agent, regarding the process for receiving new share certificates.

      The terms of exercise for all outstanding warrants and options to purchase common stock were also modified by an amendment to the Company's Articles of Incorporation, effective on the same date, such that the exercise price was increased tenfold and the number of shares issuable upon exercise was reduced proportionately, so that the dollar amount payable to the Company upon exercise remains the same.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

          Reference is made to the Exhibit Index beginning on page 14 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K

          During the three months ended March 31, 1998 the Company has filed no Current Reports on Form 8-K.

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

                              By:  /s/  F. Shelton Richardson, Jr.
                                   F. Shelton Richardson, Jr.
                                   Vice President - Chief Financial Officer
                                   (Principal Financial and Duly Authorized
                                    Officer)
Date:     May 15, 1998

                UNIVIEW TECHNOLOGIES CORPORATION
                        and Subsidiaries

                         EXHIBIT INDEX

Exhibit Number      Description of Exhibits       Sequential Page Number

3(i) Articles of Incorporation of the Company, as amended (f iled as Exhibit "4.1" to the Company's Registration Statement on Form S-3 filed with the Commission on May 13,
          1998 and incorporated herein by reference.          N/A

3(ii)     Bylaws  of  the Company, as amended (filed as Exhibit  "3(
          ii)"  to  the Company's Quarterly Report on Form 10-Q  for
          the   fiscal   quarter  ended  December   31,   1997   and
          incorporated herein by reference.)                  N/A

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

4.4 Form of warrant issued in connection with Series K Pref erred Stock (filed as Exhibit "4.4" to the Company's
          Current  Report  on  Form  8-K  dated  May  23,  1997  and
          incorporated herein by reference.)                  N/A

4.5 Series M Preferred Stock terms and conditions, as amended (filed as Exhibit "4.7" to the Company's Registration Statement on Form S-3 filed with the Commission on August
          18, 1997 and incorporated herein by reference.)     N/A

4.6 Series N Preferred Stock terms and conditions, as amended (filed as Exhibit "4.7" to the Company's Registration Statement on Form S-3 filed with the Commission on May 13,
          1998 and incorporated herein by reference.)         N/A

10.1*     Promissory  Note dated December 23, 1997 from the  Company
          to   Geneva  Reinsurance  Company  Ltd.  in  the  original
          principal sum of $2,000,000.                         16

27*       Financial  Data  Schedule.                           18

99.1*     Form  of  indemnity agreement between the Company and  its
          officers and directors.                              19

99.2 Form of Securities Subscription Agreement for Series M and Series N Preferred Stock (filed as Exhibit "99.2" to the Company's Registration Statement on Form S-3 filed with the Commission on November 25, 1997 and incorporated
          herein by reference.)                               N/A
_______________
*  Filed herewith.