Form 10-K
period 1998-06-30
UNIVIEW TECHNOLOGIES CORP
filed 1998-09-25
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended June 30, 1998

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

             Common Stock, par value $.10 per share
                        (Title of class)

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

     On July 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant (9,453,040 shares) was approximately $16,826,411 based upon the average of the high and low trading prices of the Common Stock as reported by the Nasdaq Stock Market ($1.78).

     On July 31, 1998, there were 10,032,669 shares of Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Exhibits shown on Exhibit Index.

                              GENERAL INDEX
                                                             Page
                                                             Number

ITEM l.   BUSINESS                                              3

ITEM 2.   PROPERTIES                                            7

ITEM 3.   LEGAL PROCEEDINGS                                     7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   9

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                   9

ITEM 6.   SELECTED FINANCIAL DATA                              10

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                  11

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Index  to Consolidated Financial Statements
          (F-1 through  F-36)                                  17

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING  AND FINANCIAL  DISCLOSURE                17

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   18

ITEM 11.  EXECUTIVE COMPENSATION                               20

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                           25

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       27

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K                                          28

SIGNATURES                                                     29

EXHIBIT INDEX                                                  66

                UNIVIEW TECHNOLOGIES CORPORATION

                             PART I

ITEM l.   BUSINESS

     (a)  General Development of Business

     uniView Technologies Corporation and its subsidiaries (the "Company") is engaged in the development, licensing and implementation of innovative hardware and network technologies and solutions for niche set-top box applications including home healthcare, education, banking, medical, hotel, home office, and consumer electronics, as well as providing system integration, technical support and network consulting.

     The Company was incorporated in Texas on July 13, 1984 as Donny Osmond Entertainment Corporation and operated in several facets of the entertainment industry until 1988. The Company filed an S-18 registration statement in November 1984 and completed the registered offering in January 1985. On November 8, 1993 the Company's stock was first listed on the Nasdaq Stock Market.

     In  November  1993,  the Company acquired Curtis Mathes  Corporation
(CMC), maker of consumer electronics products relating specifically to the home entertainment industry, and in May 1994, the Company changed its name to Curtis Mathes Holding Corporation to reflect its primary business activity at that time. During fiscal 1996, CMC sold its entire remaining inventory to a third party and negotiated a satisfaction of its primary debt obligation with Deutsche Financial Services Corporation ("DFS"). CMC has had no sales since that time.

     In   1996   the   Company  began  development  of  its   proprietary
Internet/television "convergence" technology, called "uniView(R)," designed to enhance the capabilities of television. The Company introduced its TV set-top box in 1997, which incorporated the uniView technology and included its own "back office" support and connectivity to its own
Internet   service,   the  uniView  Xpressway(TM), which  was   developed
concurrently with its set-top box technology.

     In 1997 the Company continued to move away from a consumer electronics business model, simply manufacturing and selling set-top boxes, toward its current technology development, licensing and computer-related consulting business model. The Company recently acquired three other consulting companies, which have enriched its resource pool of employee consultants across the entire spectrum of consulting services offered by the Company. The transition from a consumer electronics company to a technology consulting company has been completed and is exemplified by the Company's recent name change to "uniView Technologies Corporation."

     (b)  Financial Information About Industry Segments

     Please refer to Note 15 on page F-32 of the Notes to Consolidated Financial Statements in this Form 10-K for information concerning Industry Segments.

     (c)  Narrative Description of Business

Major Markets, Products and Services

     The Company's primary focus is in offering the technical expertise of its experienced and knowledgeable staff to customers wishing to increase business productivity by maximizing the benefits of their information technology (IT). Various niche markets targeted by the Company include home healthcare, education, banking, hotel, home office, and consumer electronics, among others.

      Consulting Services include identifying a customer's individual needs and then either modifying an existing network system, or designing and implementing a customized, cost-efficient, state-of-the-art convergence network that integrates one or more devices such as personal computers, set-top boxes, and/or web phones. Administration and networking offerings include systems design, systems configuration, project management, UNIX administration, NT administration, Novell administration, LAN and WAN design, and Internet connectivity. Programming languages supported include PERL, C, C++, Java, and Visual Basic. Database consulting is available for DBA, Programming Oracle, and SQL Server.

     ISP Services include the full-service uniView Xpressway, which allows the capability of providing web hosting, web development, and corporate connectivity through ISDN or dial-up, as well as providing the specialized Internet access and online services that enhance the advanced features of the uniView set-top box.

     The uniView technology is available for licensing by customers wishing to manufacture and market a set-top box that provides a consumer with easy and affordable access to the Internet through the television medium. uniView set-top units seamlessly integrate Internet access, fax and online information services with the traditional TV viewing experience using broadcast quality translucent graphics. All uniView units additionally have built-in e-mail, conference phone, on-screen caller ID, automated VCR control and various interactive television capabilities. Other unique features include the capability of automatically monitoring the TV listings database and blocking any programming that parents might find inappropriate based on their own specifications of show, rating or specific content. The uniView units are further designed to accept optional input peripherals, such as a wireless keyboard, which can be added as an accessory to the basic system. The uniView system is fully operational with its standard infrared-style remote control; the infrared wireless keyboard allows greater flexibility in "surfing" the Internet or sending e-mail by providing a full keyboard.

     The Curtis Mathes trademark is available for licensing by customers wishing to market consumer electronics products.
Patents, Trademarks and Licenses

     The Company owns or holds rights to all patents, trademarks and licenses that it considers to be necessary in the conduct of its business, including the registered "uniView" trademark, which is due for renewal in July 2003; and the registered "Curtis Mathes" name and logo, which is due for renewal in April, 2005.

     The Company has also filed an "Intent to Use" with the U.S. Patent and Trademark Office in connection with the "Lightning Bolts" logo which it plans to utilize in marketing the uniView technology.

     The Company has also filed an "Intent to Use" with the U.S. Patent and Trademark Office in connection with the service mark "uniView Xpressway & X Design" which it plans to utilize in marketing the uniView Xpressway ISP and Online Service.

Seasonality

     Sales of licensed products and services are expected to decrease during the first and second quarters of each calendar year as a result of the seasonal effect of the consumer buying season, resulting in decreased royalties, subscription fees and advertising revenues payable to the Company during such periods. Revenues generated by online subscription fees to the uniView Xpressway service are expected to be more uniform than sales revenues of licensed products, but consumer-buying cycles are expected to affect these revenues as well. Although it is too early to predict with any certainty, sales of consulting services may prove to be related to the budgeting cycles of the Company's potential customers.

Manufacturing

     The Company has no plans to manufacture any product based upon its technology. Licensees of the Company's technology are expected to make their own arrangements for manufacturing and may use various manufacturers located in America and abroad to produce licensed products.

Environmental

     The Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Customers

     The Company's customers are located throughout the United States but concentrated in Texas, Oklahoma and Arkansas. Two customers accounted for 12% and 11%, respectively, of the Company's total revenues in 1998, primarily as the result of acquisition of three companies made during the year.

Competition

      The  industry  in  which the Company and its licensees  operate  is intensely and increasingly competitive and includes a large number of technology development and consulting companies, Internet service providers and manufacturers of consumer electronics products. A number of companies have announced development of, or have introduced Internet-television convergence devices and technologies similar to the Company's uniView technologies. Such competitors include, among others: (i) suppliers of low-cost Internet access technologies, such as "network computer" devices promoted by Oracle and others, (ii) "set top" boxes developed by WebTV Networks, Scientific Atlanta and others, as well as
(iii) video game devices that provide Internet access such as the Sega Saturn, the Sony Playstation and the Nintendo 64. In addition, manufacturers  of  television  sets have  announced  plans  to  introduce

Internet access and Web browsing capabilities into their products or through set-top boxes, using technologies supplied by others. Personal computer manufacturers, such as Gateway 2000, are introducing products that offer full-fledged television viewing, combined with Internet access. Operators of cable television systems also plan to offer Internet access in conjunction with cable service. The Company also competes with various national and local Internet service providers, such as the Microsoft Network, AT&T Corp., MCI Communications Corporation, Netcom and others, and commercial on-line services such as America Online, Inc., ICTV and @Home Network, Road Runner Group (owned by Time Warner Inc.). Competition occurs principally in the areas of style, quality, functionality, service, design, product features and price of the licensed product.

Research and Development

     The Company views its ability to offer new, improved, and innovative convergence technology as an important component in its plan for future growth. The Company intends to take advantage of licensing opportunities, as well as pursue internal and external development of new technology as may be necessary to meet customer demand and to achieve and maintain a competitive position in the marketplace.

Employees

     As of June 30, 1998, the Company employed 109 persons. The Company believes that its employee relations are good.

Prior Obligations Affecting Current Operations

     CMC's Plan of Reorganization (the "Plan") was confirmed as of October 1, 1992 and the obligations of the Plan were assumed by the
Company upon acquisition of CMC. The Company will continue to be affected by the reorganization only until September 30, 1998, when the Plan will terminate. CMC remains obligated to service past outstanding product warranties. Amounts have been accrued to cover these estimated product warranty costs and an additional amount is accrued monthly to cover the estimated costs associated with ongoing warranty support for products sold through liquidation of CMC's inventory in 1996. Many of the warranties on products sold in the past are expiring, and due to lower product sales in the past few years CMC's warranty obligations are slowly diminishing. (See Item 3 beginning on page 7 of this Form 10-K; and Note 8 on page F11, and Note 13 on page F-19 of the Notes to Consolidated Financial Statements for further warranty information.)

Warranty

     CMC continues to meet its warranty obligations through an outside warranty service provider which specializes in warranty service and repair for consumer electronics. By contracting these services to an outside company, CMC has been able to more efficiently provide consistent high quality warranty support, and the Company has been able to eliminate the direct overhead associated with the warranty support function.

ITEM 2.   PROPERTIES

     As of June 30, 1998 the Company continued to operate from the following locations:

Location        Purpose/Use                Owned/Leased    Square Footage
--------        -----------                ------------    --------------
Dallas, TX      Corporate Headquarters;
                Advanced Systems Group
                and Products Group
                offices; warehouse            Leased           74,882

Dallas, TX      CompuNet Support
                Systems, Inc. office          Leased            3,724

Tulsa, OK       Network America, Inc.
                office                        Leased            8,400

Ponca City, OK  Network America, Inc.
                office                        Leased              900

Fayetteville, AR  Network America, Inc.
                  office                      Leased            4,315

       The Company's locations are deemed to be suitable for all of the Company's operations and are reasonably well utilized. As the Company has moved away from consumer electronics, its need for facilities related to receiving, storing and distributing large quantities of consumer electronics products has diminished. Consequently, the bulk of the warehouse space at its current corporate headquarters location is under-utilized. The lease term for this location expires in December 1999 and management has already begun to evaluate its current and projected leasing requirements.

ITEM 3.   LEGAL PROCEEDINGS

     In June 1998, the Company acquired 100 percent ownership of Video Management Inc. ("VMI"), which owned 100 percent of Network America, Inc. ("NWA"), an Oklahoma corporation, and CompuNet Support Systems, Inc. ("CNSS"), a Texas corporation. VMI had previously acquired NWA and CNSS from DataTell Solutions, Inc. ("DataTell") as a result of an agreement to accept collateral in satisfaction of a debt owing by DataTell to VMI. The stock of NWA and CNSS had been pledged to VMI by DataTell as collateral in a series of note agreements with VMI. On May 15, 1998, E. Wade Griffin ("Petitioner"), an individual, filed an involuntary petition in bankruptcy against DataTell requesting that an order for relief be entered against DataTell under Chapter 7 of the United States Bankruptcy Code. Petitioner alleged in his petition that DataTell was indebted to him, that DataTell was in default on the obligation owed to him and that "upon information and belief, DataTell is generally not paying its debts that are not subject to bona fide dispute as they become due." DataTell filed a motion to dismiss the petition, alleging that Petitioner does not satisfy the necessary requirements and has vigorously contested the proceeding.

      The relevance to the Company of this proceeding is that if an order for relief is entered by the Court, and if certain other conditions are satisfied, the acquisition of NWA and CNSS by VMI could be reviewed by the Court to determine whether a preferential or a fraudulent transfer of those assets had occurred under the bankruptcy code. DataTell and VMI are both cognizant that this proceeding could affect certain interests of the Company in the future. VMI and its shareholders have been very cooperative with the Company in ensuring that these issues are resolved.

      Management believes that the proceeding will have no material adverse effect upon the Company. However, as with any action of this type, the timing and degree of any effect upon the Company are uncertain and there can be no assurance that the proceeding will not have an adverse impact on the Company in the future. The action is currently pending and DataTell's Motion to Dismiss and Petitioner's application for an order for relief is currently set for hearing in October 1998 in the United States Bankruptcy Court, Northern District of Texas, Dallas Division, under Case No. 398-34353-RCM-7 (Chapter 7), styled In re:
DataTell Solutions, Inc. (Tax I.D. #75-2687364), Debtor.

     Subsidiary Curtis Mathes Marketing Corporation, now known as uniView Marketing Corporation ("UMC"), has been named as a respondent by Davis A/S ("Davis") in a commercial, international arbitration proceeding filed on May 26, 1998. Davis claims that UMC breached a contract to purchase and sell large-screen projection television sets. Davis seeks approximately $9,756,703 in damages, based on claims for lost profits and out-of-pocket expenses. UMC has filed a formal response to the arbitration claim, claiming that Davis materially breached the Agreement by failing to provide a product of merchantable quality, and by failing to timely provide the "new product" contracted for in the Agreement. Settlement discussions are ongoing and Management believes that the proceeding will have no material adverse effect upon the Company. However, as with any action of this type, the timing and degree of any effect upon the Company are uncertain and there can be no assurance that the proceeding will not have an adverse impact on the Company in the future. The action is currently pending in the International Chamber of Commerce Court of Arbitration under Case No. 9981 FMS, styled Davis A/S
v. Curtis Mathes Marketing Corporation.

     The Company is routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company in excess of the amount accrued for such purposes at June 30, 1998.

      CMC remains subject to a Chapter 11 Plan of Reorganization (the "Plan") until September 30, 1998, when it expires. In connection with its acquisition of CMC, the Company agreed to comply in all respects with the Plan. Under the Plan, CMC received a discharge of all pre-petition debts, except for those specifically allowed under the Plan. CMC has been further required by the Plan to maintain certain cash reserves to cover its outstanding product warranties, to make certain cash contributions proportional to its income toward the payment of certain classes of allowed claims, and has been restricted in certain areas that relate to corporate structure and to financial activities outside the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report on Form 10-K, through the solicitation of proxies or otherwise.

                            PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER  MATTERS

Market Information

     The Company's Common Stock, $.10 par value (the "Common Stock") trades on the Nasdaq Stock MarketSM under the symbol "UVEW." "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market consists of two distinct market tiers: the Nasdaq National Marketr and the Nasdaq SmallCap MarketSM. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. The quarterly high and low trade price information for the Company's Common Stock for each quarter in the last two fiscal years are presented below. (The prices shown have been adjusted to comparable values to reflect a 10 to 1 reverse split of the Common Stock, which occurred on April 22, 1998).

     Quarter Ending Date                High Trade          Low Trade
     Fiscal 1998

     June 30, 1998                      $ 5.00              $ 1.41
     March 31, 1998                     $ 6.25              $ 1.25
     December 31, 1997                  $ 8.44              $ 1.25
     September 30, 1997                 $ 9.69              $ 4.69

     Fiscal 1997

     June 30, 1997                      $18.13              $ 8.75
     March 31, 1997                     $20.56              $10.19
     December 31, 1996                  $18.75              $ 6.25
     September 30, 1996                 $25.31              $13.13

     As of July 31, 1998 there were approximately 12,000 record shareholders and 10,032,669 common shares outstanding. The Company has never paid cash dividends on common shares, and does not anticipate doing so in the foreseeable future.

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

                           Year Ended June 30,
                           ------------------------------------------------------------------------------------
                           1998             1997             1996             1995             1994
                           ----             ----             ----             ----             ----
Consolidated Statement
of Operations Data
----------------------
Net Sales or Operating
  Revenues(1)              $  2,487,213     $  2,503,512     $  7,656,836     $ 21,267,244     $ 14,730,847

Net Income (Loss)           (17,418,141)      (7,509,040)      (5,887,313)      (4,236,585)        (309,444)
Income (Loss)
  per Common Share(2)             (3.37)(3)        (2.33)(4)        (3.55)(5)        (4.40)(6)        (0.50)(7)
Income (Loss) from
  Continuing Operations(1)  (17,418,141)      (8,298,466)      (5,887,313)      (4,409,585)      (1,009,042)
Income (Loss) from
  Continuing Operations
  per  Common Share(1),(2)        (3.37)(3)        (2.57)(4)        (3.55)(5)        (4.60)(6)        (1.40)(7)

Consolidated Balance
Sheet Data
--------------------
Total Assets                 17,728,662     $ 15,474,753     $ 15,210,406     $ 14,088,400     $ 18,260,221

Long Term Debt including
  Current Maturities             29,361          961,030        1,450,435        3,282,706        2,204,611

Shareholders' Equity          7,300,231       12,300,635       11,723,532        2,920,780        4,217,485

(1) 1994 adjusted based upon the disposition of SMI subsequent to fiscal year end.

(2) Computed based upon the weighted average number of common shares outstanding during each fiscal year.

(3) For the year ended June 30, 1998, for purposes of computation of earnings per share, net loss was increased for preferred stock dividends $391,445 ($0.07 per common share) and the computation was based upon 5,282,511 weighted average shares outstanding.

(4) For the year ended June 30, 1997, for purposes of computation of earnings per share, net loss was increased for preferred stock dividends of $27,223 ($0.00 per common share) and the computation was based upon 3,230,759 weighted average shares outstanding.

(5) For the year ended June 30, 1996, for purposes of computation of earnings per share, net loss was increased for preferred stock dividends of $300,040 ($0.17 per common share) and the computation was based upon 1,743,201 weighted average shares outstanding.

(6) For the year ended June 30, 1995, for purposes of computation of earnings per share, net loss was increased for preferred stock dividends of $78,188 ($0.08 per common share) and the computation was based upon 941,650 weighted average shares outstanding.

(7) For the year ended June 30, 1994, for purposes of computation of earnings per share, net loss was increased for preferred stock dividends of $121,329 ($0.15 per common share) and the computation was based upon 816,862 weighted average shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere herein.

                       Forward Looking Statements

      When used in this Form 10-K, the words "plans," "expects," "anticipates," "estimates," "believes" and similar expressions are intended to identify forward-looking statements. Such statements, which may include statements contained in the following section, are subject to risks and uncertainties, discussed in greater detail in the "Risk Factors" section of the Company's latest registration statement filed with the Securities and Exchange Commission, that could cause actual results to differ materially from those projected or discussed. These forward-looking statements speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement may be based.

                                Overview

     During 1998, the Company continued the implementation of its technology development, licensing and computer-related consulting business model and the refinement of its convergence technology. The development  of  the Company's total convergence technology  package  has been completed and, as a result of its aggressive plan of development, the Company has become the first and, to management's knowledge, the only company capable of delivering customizable "End to End Solutions" for a variety of niche applications. Before now, a company wishing to enter the convergence market with a complete system had to either develop the technology itself or license hardware technology from one company,
Internet connectivity from another company, and on-line content from still another. Now, for the first time, hardware, software, Internet connectivity, and on-line content are all available in one package for companies wishing to enter the convergence market in general, or for those wishing to enter a specific market, such as home healthcare, education, banking, hotel, home office, or consumer electronics, among others.

       The Company's recent acquisitions of three other consulting companies have enriched its resource pool of employee consultants across the entire spectrum of consulting services offered by the Company, while providing the Company with a base of existing revenues upon which it can build as it goes forward into a new fiscal year. The transition from a consumer electronics company to a technology development, licensing and computer-related consulting company is complete and management believes that the Company is poised to begin reaping the rewards of its previous hard work during the coming year.

                          Results of Operations

Revenues

      Sales for 1998, which were $ 2.49 million, were comparable to sales of $2.50 million from 1997. During fiscal 1998, the Company introduced its uniView set-top box and uniView Xpressway Internet service to the market. Revenues generated from these products and services during 1998 have been insignificant, which can be attributed in part to overall depressed sales levels in the market for this product group generally, and can also be attributed to the Company's evolving business model during 1998 of continuing to move away from a consumer electronics business model to its current business model. Substantially all sales for 1998 occurred as a direct result of the Company's pooling of newly acquired subsidiaries.

      Sales for 1997 decreased to $2.50 million from 1996, which represents a decline of $5.15 million. This decrease occurred as the Company redirected its primary focus to the development of the uniView product line. Unforeseen delays in the introduction of the uniView product in fiscal 1997 contributed to diminished sales for that year. All sales for the year ended June 30, 1997 are a result of finished goods television products being exchanged for advertising from a major cable television network.

Gross Margin

      Gross margin for the sale of products for 1998 was $497,512. Gross margin for service revenue for 1998 was ($1,004,666). Gross margins for product sales and services provided by the acquired subsidiaries is expected to remain fairly consistent in the future, but is not comparable to 1997 as a result of a different product and service mix provided in 1998.

      Gross margin, as a percentage of sales for 1997, was a negative 4%, compared to 10.3% in 1996. During fiscal 1997, dated inventory was sold at below original cost while costs of running nationwide points of presence for the uniView Xpressway online service resulted in additional negative costs.

Inventory and Software Costs Write-Down

      The Company originally positioned itself to sell uniView set top boxes on a retail basis and to offer the technology for licensing by other companies wishing to manufacture and market this type product in the consumer electronics market. However, as the Company's initial sales and consumer acceptance of this product category generally were progressing more slowly than expected, the Company realized that set-top box sales alone would not produce the kind of return on investment that the Company hopes to achieve for its shareholders. The Company redirected its focus and determined not to sell uniView set top boxes on a retail basis, but rather to bundle the product, together with its connectivity and other computer-related services, and market the resulting package in a commercially based market. Accordingly, during 1998 the Company wrote down its inventory related to the set top box by $869,490, which represents the inventory's estimated net realizable value on a retail basis.

       Software development costs are comprised of two significant categories: those related to the uniView set top box and those related to the uniView Xpressway Internet service. Management's plan from inception was to create and maintain the uniView technology as state-of-the-art convergence technology, and during 1998 continued implementation of this plan by taking the necessary steps to ensure the development of timely upgrades of certain portions of the uniView technology. The upgrades principally relate to software changes in the platform and operating system of the set top box.

      Approximately $2.4 million of costs were capitalized in 1998 in connection with the uniView set top box. Capitalized software costs for the existing platform and operating system, which are not expected to be used in the next generation of the uniView set top box on a go-forward basis, were expensed and amounted to approximately $3 million.

      Software development costs capitalized in connection with the uniView Xpressway Internet service during 1998 and 1997 were $828,000 and $1,151,000, respectively. The Company originally positioned itself to market its uniView Xpressway Internet services to a broad based consumer market, consistent with its initial marketing strategy for the set-top box. The Company has redirected its focus and has determined to promote those services in the commercial market, as an integral part of the uniView package. In connection with this refocus and a review of capitalized software costs, during 1998 the Company wrote-off approximately $452,000 of software development costs attributable to the uniView Xpressway Internet service.

Operating Expenses

      During fiscal 1998, compensation expense increased by $1.38 million over 1997 as a result of an increase in the number of employees of the Company. Amortization of goodwill, trademark and software development costs, and depreciation of property plant and equipment increased by approximately $2.34 million during 1998. This results primarily from amortization of the capitalized software costs which the Company began to amortize in 1998, as well as depreciation of equipment related to the Internet service, which the Company began depreciating in 1998. In addition, the Company amortized goodwill in connection with its acquisitions of CNS and VMI. VMI had existing goodwill on its books at the time that it was acquired by the Company. In connection with the Internet service, the Company expensed approximately $1 million for connectivity related to frame relay, local loop carrier charges and points of presence. These increases were partially offset by other increases and decreases in expenses.

      Operating expenses for fiscal 1997 increased by $2,500,000 from 1996. Significant components of this increase are $1,981,000 for advertising and $517,000 for research and development. Where appropriate, the Company has elected to capitalize certain expenses relating to the uniView product line and uniView Xpressway Internet service.

Interest Expense

      Interest expense increased from $86,000 in fiscal 1997 to $307,000 in fiscal 1998. This increase is primarily the result of additional borrowings during 1998 intended to fund the uniView product and Internet service operations.

      Interest expense declined from $583,000 during fiscal 1996 to $86,000 during fiscal 1997. This decline resulted from the continued decline in average borrowings outstanding.

                     Liquidity and Capital Resources

Cash Flows From Operations

     Cash used by operations for the fiscal years ended June 30, 1998 and 1997 were ($6,290,000) and ($7,270,000), respectively. Major components of cash flows from operations in fiscal 1998 included: $1,753,000 decreases in prepaid expenses, a significant portion of which relates to amounts reclassified to inventory which accounts for the $1,111,000 increase in inventory, approximately $500,000 of the decrease in prepaid expenses relates to advertising costs expensed in 1998; the increase in accounts payable, accrued liabilities, and other current liabilities of $3,283,000; $3,168,000 for depreciation and amortization; $4,389,000 for the write down of inventory and capitalized software; and the effects of a $17,418,000 loss from operations.

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

Cash Flows From Investing Activities

      During fiscal 1998, the Company purchased for cash $1,287,000 of property plant and equipment as compared to $2,100,000 during fiscal 1997. The expenditures during 1998 relate primarily to property and equipment in connection with the Internet service. The Company paid $3,219,000 in cash for continued development of the uniView set top box product line and Internet services as compared to $3,650,000 spent in cash developing these product lines during fiscal 1997. Additionally, during 1998, the Company collected $627,000 on notes receivable.

      During fiscal 1997, the Company purchased, for cash, approximately $2,100,000 of property, plant and equipment as compared to approximately $136,000 during fiscal 1996. The Company also paid $3,650,000 in cash in 1997 for development of software pertaining to the uniView and uniView Xpressway product lines. Further, $1,114,000 was paid in cash for licensing of technologies pertaining to software for the uniView and uniView Xpressway product lines.

Cash Flows From Financing Activities

      The Company generated net cash from financing activities of $11,706,000 during the fiscal year ended June 30, 1998. Significant components included: $9,650,000 received from preferred and common stock; $2,500,000, the significant portion of which was received under a borrowing arrangement; $414,000 for payments on long term debt. A significant portion of the preferred stock issued for cash was converted into common stock.

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

                              Other Matters

Cash Flow

      During the fiscal years ended June 30, 1998, 1997 and 1996 the Company did not achieve a positive cash flow from operations. Accordingly, the Company relies on available borrowing arrangements and continued sale of its common stock and preferred stock to fund operations until a positive cash flow from operations can be achieved. Management believes that, with the recent acquisitions, and by continuing to conduct its operations in accordance with its revised business model, the Company should expect to achieve a positive cash flow in the coming fiscal year; however, if the Company is unable to achieve a positive cash flow from operations, additional financing or placements will be required. Management continually evaluates opportunities with various investors to raise additional capital, without which, the Company's growth and profitability could be restricted. Although management believes that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to the Company or that they will be available upon terms favorable to the Company.

Readiness for Year 2000

      The Company's assessment of its Year 2000 issues is not complete, however, the Company has taken actions to assess the nature and extent of the work required to make its systems, products and infrastructure Year 2000 ready. The Company intends to work toward making its internal information technology Year 2000 ready, which may include replacing or updating existing computer systems as needed. Additionally, the Company plans to evaluate the Year 2000 readiness of its consultants, vendors and suppliers. Where the Company determines that critical consultants, vendors or suppliers are not Year 2000 ready, the Company will monitor their progress and take appropriate actions. The Company believes it is taking the necessary steps to resolve Year 2000 issues and, based on current progress and future plans, the Company believes that the Year 2000 date change will not significantly affect the Company's ability to deliver products and services to its customers on a timely basis; however, given the uncertain consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company.

Factors That May Affect Future Results

      The Company participates in a highly volatile industry which is characterized by rapidly changing patterns and fierce industry-wide competition. It is clear that the Company will be required from time to time to adjust its focus to adapt to the rapidly changing marketplace. Any delay or failure of the Company in anticipating or responding to such rapidly changing conditions could have an adverse effect upon the anticipated operating results of the Company.

Outlook:  Issues and Uncertainties

       The Company does not provide forecasts of future financial performance. While management continues to pursue new business that complements the Company's overall business plan, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

Rapid Technological Change

      The computer systems design services and convergence technology industry is undergoing rapid changes including evolving industry standards, frequent new product and services introductions and changes in customer requirements and preferences. The introduction of new technologies, products and services can render the Company's existing and announced technologies, products and services obsolete or unmarketable. The development cycle for new technology may be significantly longer than the Company's past development cycle for existing and proposed technology and may require the Company to invest its resources in areas that may not become profitable. There can be no assurance that the expected demand for the Company's technologies, products and services will materialize or continue or that the mix of the Company's future offerings will keep pace with technological changes or satisfy evolving customer preferences or that the Company will be successful in developing and marketing future technologies, products and services. Failure to keep pace with customer preferences and requirements in a timely fashion could have a material adverse effect on the Company's business, operating results and financial condition.

Long-term Research and Development Investment Cycle

      Software requires an investment in its development which often involves a long payback cycle. The Company has made significant investments in software research and development in the past, which may not be recouped by the Company in the near future; however, with the completion of its "End to End Solution" management expects spending for research and development in 1999 to decrease significantly from 1998 levels.

Limited Protection of Intellectual Property and Proprietary Rights: Risk of Litigation

      The Company regards its convergence technology containing software-related components as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect these proprietary rights. As the number of convergence products in the industry increases and the functionality of these products overlap, infringement claims may also increase. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements and related Financial Statement Schedules are included at pages F-1 through F-36 in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years, no independent accountant engaged as the principal accountant to audit the Company's financial statements has resigned or was dismissed.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                     The Board of Directors

     The following sets forth, with respect to each member of the Company's Board of Directors as of June 30, 1998, his name, age, period served as director, present position, if any, with the Company and other business experience. All directors serve one-year terms between annual meetings of shareholders.

     Patrick A. Custer, 49, is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Custer served as a director of the Company from 1984 to 1985, and from 1987 until the present. He served as President and Chief Executive Officer of the Company from 1984 to 1985 and from September, 1992 until the present. From 1986 until 1990, Mr. Custer was an international business consultant for Park Central Funding (Guernsey), Ltd. From 1978 until 1982, Mr. Custer was a general securities principal and worked for a major brokerage firm as a corporate finance specialist and was owner of his own brokerage firm. He was responsible for structuring and funding IPO's, real estate, energy companies, and numerous high-tech start-up companies. Mr. Custer is a graduate of Texas Tech University in Finance and Management, with additional studies in Electrical Engineering and master studies in Finance.

     Edward M. Warren, 57, has been a director of the Company since September, 1992. Since 1980, he has been the Registered Principal and Branch Manager for a major securities firm in Albany New York. He is also a Financial Consultant, having presented numerous financial seminars over the years throughout eastern New York and western New England. He is a co-founder of the Coronado Group, which provides professional services to the financial community, such as the analysis of economic and market conditions, review of financial products, exchange of marketing ideas, and continuing evaluation and recommendation of asset allocation models. Mr. Warren received his undergraduate degree from Williams College and holds a Master of Arts degree from Harvard University.

     Billy J. Robinson, 50, has been a director of the Company since March, 1994. He has also served as Vice President/ General Counsel of the Company since October, 1993, and as Secretary of the Company since June, 1994. Mr. Robinson has over twenty years legal experience, representing banks and other financial institutions, with a concentration in commercial transactions and real estate. Mr. Robinson is admitted to practice before the United States Supreme Court, the United States District Court for the Northern District of Texas and the District of New Mexico, and is licensed to practice before all state courts in Texas and New Mexico. Mr. Robinson is a certified Mediator in the State of Texas and is the author of the 1994-95 Real Estate Law Correspondence Course for the Texas Tech University Paralegal Certification Program.

     Bernard S. Appel, 66, has been a director of the Company since February, 1995. He has enjoyed a career of 34 years with Radio Shack, holding every key merchandising and marketing position, culminating with his promotion to president in 1984. In 1992 he was promoted to Chairman of Radio Shack and Senior Vice President of Tandy Corporation. Since August, 1993, Mr. Appel has operated the private consulting firm of Appel Associates. He is a director of Integrated Technology USA, Inc., a company with a class of securities registered pursuant to section 12 of the Exchange Act of 1934.

                       Executive Officers

     The following sets forth, with respect to each executive officer of the Company not heretofore named, as of June 30, 1998, his name, age, present position and offices held with the Company, period of service in such capacity, and other business experience.

     F. Shelton Richardson, Jr., 39, was Vice President/ Chief Financial Officer of the Company from February, 1995 through September 18, 1998. From February, 1990 to February, 1995 he was Chief Financial Officer of Captivision, Inc., a consulting firm specializing in electronics and telecommunications ventures. Mr. Richardson holds a Bachelor of Science degree in Accounting and Taxation from the University of Houston and a Master of Business Administration from Houston Baptist University.

     Thomas W. (Bill) Park, 63, has been Vice President/ Chief Operating Officer of various subsidiaries of the Company October 3, 1994. He is responsible for securing strategic technology partners to ensure leading-edge product design and manufacturing of uniView products and the uniView Xpressway systems and services. He has in the past managed annual sales in excess of $250 million, both domestic and abroad. Mr. Park has a dynamic breadth of experience in manufacturing, quality assurance, engineering, product development and customer service, and he is a recognized expert in the consumer electronics industry. Mr. Park enjoyed a career of 29 years with CMC, before leaving in August, 1993 for a position as Vice President of Benelec Corporation, an international trading company dealing in electronics, medical supplies, and other products. From August, 1993 until his return to the company in 1994, Mr. Park continued to make his knowledge and experience available to CMC as a consultant. During his career with CMC, he served in various positions with the company, beginning as an Office Manager/ Cost Accountant in 1964 and culminating as Executive Vice President in 1985, in which capacity he served until 1993. Mr. Park has traveled extensively and maintains valuable business contacts in Europe and Asia. He holds a Bachelor of Business Administration degree in Finance from the University of Texas.

     Thomas P. O'Mara, 38, joined the Company in August, 1996, and in April, 1997 was promoted to Vice President/ Sales and Marketing of all operating subsidiaries of the Company, bringing with him more than 14 years of experience in the consumer electronics industry. Mr. O'Mara is responsible for the sales, marketing and advertising strategy for uniView's set-top box applications, and the uniView Xpressway, the
Company's Internet-access system and on-line service. In addition, Mr. O'Mara has applied his broad technology expertise in the actual development, design and execution of the uniView technology. He also supervises corporate marketing and communications, channel partner programs, and strategic alliance programs. Prior to joining the Company, Mr. O'Mara spent 13 years with Pioneer Electronics, during which time he was directly involved in sales and marketing aspects for the majority of all of Pioneer's consumer electronics products. Mr. O'Mara received a bachelor of business administration degree in accounting from LaSalle University (Philadelphia, Pa.).

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

     Based solely upon a review of the copies of the forms filed pursuant to Section 16(a) furnished to the Company, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal year ended June 30, 1998, the Company believes that during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% Owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

                     Summary Compensation Table

     The following table summarizes the compensation paid over the last three completed fiscal years to the Company's Chief Executive Officer and any other executive officer of the Company who received compensation of $100,000 or more during the fiscal year ended June 30, 1998.

                                                               Long Term Compensation
                           Annual Compensation                 Awards                       Payouts

(a)               (b)      (c)       (d)      (e)              (f)          (g)             (h)      (i)

                                                                                                     All
                                                                                                     Other
Name and          Year                        Other            Restricted   Securities      LTIP     Compen-
Principal         Ended                       Annual           Stock        Underlying      Payouts  sation
Position          Jun. 30  Salary($) Bonus($) Compensation($)  Award(s)($)  Options/SARs(#)  ($)      ($)
Patrick A. Custer 1998     170,000     -0-     12,000            -0-         15,000          -0-       -0-
  Chairman of the 1997     151,310    11,200   12,000            -0-         40,000          -0-       -0-
  Board and CEO   1996     102,692     -0-     12,000           59,750        -0-            -0-       -0-

Billy J. Robinson 1998     125,000     -0-     27,500           18,177       15,000          -0-       -0-
  Vice President, 1997     110,481    11,200   27,500           43,625       15,000          -0-       -0-
  General Counsel 1996      72,981     -0-     27,500           79,475        -0-            -0-       -0-

                  Option/SAR Grants in Last Fiscal Year
      The following table shows all individual grants of stock options to the named executive officers during the fiscal year ended June 30, 1998.
                                                                               Grant Date
                   Individual Grants                                           Value
                   -------------------------------------------------------     ----------
(a)                (b)         (c)          (d)                 (e)            (f)

                   Number of   % of Total
                   Securities  Options/
                   Underlying  SARs
Name and           Options/    Granted to   Exercise  Market                   Grant
Principal          SARs        Employees    or Base   Price on                 Date
Position           Granted     in Fiscal    Price     the Date  Expiration     Present
                   (#)(1)(2)   Year(2)      ($/Sh)    of Grant  Date           Value(3)
Patrick A. Custer
  Chairman of the
  Board and CEO    15,000      20%          $2.30     $2.50     April 14, 2003 $18,066

Billy J. Robinson
  Vice President,
  General Counsel  15,000      20%          $2.30     $2.50     April 14, 2003 $18,066

(1) Options have a five-year life, vest in increments over one and one-half years and are priced at the average closing bid price of the Common Stock, as reported by NASDAQ, for the five (5) trading days immediately preceding the date of grant.

(2)  The Company has not made any grants of SARs.

(3) The options were valued as of April 15, 1998 using the SFAS 123 - Black Scholes Option Pricing Model, assuming expected volatility of 79%, a 6% estimated risk-free rate of return, 0% dividend yield, and time of exercise of 2.0 years. (Please refer to Note 10 beginning on page F-12 of the Notes to Consolidated Financial Statements in this Form 10-K for further information concerning pricing of options.)

           Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

      The following table shows aggregate exercises of options (or tandem stock appreciation rights) and freestanding stock appreciation rights during the fiscal year ended June 30, 1998 by each of the named executive officers.

(a)                (b)          (c)       (d)                 (e)

                                          Number of
                                          Securities          Value of
                                          Underlying          Unexercised
                                          Unexercised         In-the-Money
                                          Options/SARs at     Options/SARs at
                                          FY-End (#)(2)       FY-End ($)(2)(3)
Name and           Shares       Value
Principal          Acquired     Realized  Exercisable (E)/    Exercisable/
Position           on Exercise  ($)(1)    Unexercisable (U)   Unexercisable
--------           -----------  ------    -----------------   -------------
Patrick A. Custer
  Chairman of the                            20,000 (E)          --
  Board and CEO         --        --         30,000 (U)          --

Billy J. Robinson
  Vice President,                            12,500 (E)          --
  General Counsel       --        --         17,500 (U)          --

(1)  The Company has not made any grants of SARs.

(2) On June 30, 1998 the options were not considered "in-the-money," as the fair market value of the underlying securities on that date ($2.16) did not exceed the exercise price of the options.

                   Compensation of Directors

     None of the inside directors are paid compensation as such, except for services performed in another capacity, such as an executive officer of the Company. The outside directors of the Company are paid $500 per meeting, plus their expenses for attending Board of Director meetings. During fiscal 1998, the Company additionally granted each of the two outside directors stock options to purchase 75,000 shares of Common Stock of the Company. The options have a five year life, vest in increments during the one and one-half year period following the date of grant and are priced at the average closing bid price of the Common Stock, as reported by NASDAQ, for the five (5) trading days immediately preceding the date of grant. The exercise price of the options is $2.30 per share and the market price of the Common Stock on the date of grant, April 15, 1998, was $2.50 per share.

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

Compensation Committee Interlocks and Insider Participation

     Mr. Custer and Mr. Robinson participated in advising the Company's Board of Directors concerning certain aspects of executive officer compensation during the last completed fiscal year. Mr. Custer is Chairman of the Board, President and Chief Executive Officer of the Company; and Mr. Robinson is Vice President, Secretary, General Counsel, and a Director.

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

Chief Executive Officer

     For the year ended June 30, 1998, Mr. Custer received $182,000 and nonstatutory employee stock options, the vested portion of which was valued at $6,022, for his services as President and Chief Executive Officer of the Company. The factors the Company considered in setting his compensation include Mr. Custer's leadership in restructuring the Company, his contribution to the strategic focus and financial positioning of the Company, and included a consideration of his responsibilities, experience, and skills.

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

                            Performance Graph

     During the past fiscal year, the Company changed its Standard Industrial Classification system (SIC) code from 3651 (Household Audio and Video Equipment) to North American Industry Classification System (NAICS) code 541512 (Computer Systems Design Services). This change was made to reflect the current nature of the Company's primary business activities.

     The following graph compares total stockholder returns of the Company (`uniView") since June 30, 1993 to three indices: (1) the "NASDAQ Market Index ("NASDAQ");" (2) the aggregate price performance of equity securities of companies classified under NAICS code 541512 (the Company's new code) for Computer Systems Design Services ("MG Group"); and (3) the aggregate price performance of equity securities of companies classified under SIC code 3651 (the Company's old code) for Household Audio and Video Equipment ("SIC Code").

     The total return shown for the Company's stock and for each index assumes the reinvestment of dividends, even though dividends have never been declared on the Company's stock. The NASDAQ Market Index tracks the aggregate price performance of equity securities of companies traded on the NASDAQ Stock Market. The MG Group Index tracks the aggregate price performance of equity securities of companies traded on the various exchanges, including the NASDAQ Stock Market, which are grouped under NAICS code 541512 for Computer Systems Design Services. The SIC Code
Index tracks the aggregate price performance of equity securities of companies traded on the various exchanges, including the NASDAQ Stock Market, which are grouped under SIC code 3651 for consumer electronics (Household Audio and Video Equipment).

     The graph should be viewed in the context of the disposition of Southwest Memory, Inc. by the Company during fiscal year ended June 30, 1995, the curtailment of the commodity consumer electronics business operations of the Curtis Mathes Corporation subsidiary during fiscal year ended June 30, 1996, and the introduction during fiscal year ended June 30, 1997 of the Company's technologically advanced Internet access uniView products and uniView Xpressway Online Service. Accordingly, the graph may not necessarily indicate future performance of the Company.

         6/30/93   6/30/94  6/30/95   6/30/96  6/30/97   6/30/98

uniView   100.00    312.50    68.80    137.50    90.60     21.60

MG Group  100.00    124.17   161.62    213.95   198.14    249.57

NASDAQ    100.00    109.66   128.61    161.89   195.02    258.52

SIC Code  100.00    149.00   122.80    150.98   176.61    154.49

     The foregoing graph is not incorporated in any prior or future filings of the Company under the 1933 Act or the 1934 Act, unless the Company specifically incorporates the graph by reference, and the graph shall not otherwise be deemed filed under such Acts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of July 31, 1998 with respect to the beneficial ownership of Common Stock by (i) persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors of the Company, (iii) each of the executive officers named in the Summary Compensation Table (appearing in Item 11) and (iv) all directors and executive officers of the Company and significant subsidiaries as a group.

     The number of shares of Common Stock beneficially owned by each individual set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of September 28, 1998 (the date on which this Form 10-K is due at the Commission, the "Due Date"), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Securities and Exchange Commission.

                              Number of Shares
     Name and Address         Amount and Nature             Percent
     of Beneficial Owner      of Beneficial Ownership       of Class
     -------------------      -----------------------       --------
5% Beneficial Owners

     Alscomm, Inc.            800,000(1)                    7.97%
     16885 Dallas Parkway,
     Suite 313
     Dallas, Texas 75248

Directors

     Patrick A. Custer        344,040(2)                    3.43%
     Edward M. Warren          82,750(3)                    0.82%
     Billy J. Robinson         30,389(4)                    0.30%
     Bernard S. Appel          67,500(5)                    0.67%

Executive Officers

     Patrick A. Custer        344,040(2)                    3.43%
     Billy J. Robinson         30,389(4)                    0.30%

All Directors and Executive
     Officers as a Group      579,629(6)                    5.78%

(1)  Common shares owned.

(2) Includes 17,500 shares owned outright by Mr. Custer; 20,000 shares issuable to Mr. Custer upon exercise of vested nonstatutory Employee Stock Options; 261,830 shares held of record by Custer Company, Inc., a family trust, over which Mr. Custer exercises voting control; 20,000 shares issuable to Custer Company, Inc. upon exercise of warrants; 23,750 shares owned by his wife; 940 shares held by his wife for the benefit of his minor daughter; and 10 shares each held by Mr. Custer for the benefit of his two sons.

(3) Includes 20,250 shares owned outright, and 62,500 shares issuable to Mr. Warren upon exercise of vested nonstatutory stock options.

(4) Includes 17,889 shares owned outright, and 12,500 shares issuable to Mr. Robinson upon exercise of vested nonstatutory Employee Stock Options.

(5) Includes 5,000 shares owned outright, and 62,500 shares issuable to Mr. Appel upon exercise of vested nonstatutory stock options.

(6) Includes 524,679 shares beneficially owned by all directors. Also includes 1,500 shares owned outright, and 14,500 shares issuable to Mr. Richardson upon exercise of vested nonstatutory Employee Stock Options. Also includes 6,695 shares owned outright, and 13,860 shares issuable to Mr. Park upon exercise of vested nonstatutory Employee Stock Options. Also includes 5,895 shares owned outright, and 12,500 shares issuable to Mr. O'Mara upon exercise of vested nonstatutory Employee Stock Options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal year ended June 30, 1998, the Company engaged in the transactions described below with various entities affiliated with the Company. Management believes these transactions contain substantially competitive terms as those available from unaffiliated sources.

               Transactions with Related Parties

     In January 1997 the Company and a limited partnership, CMLP Group, Ltd. entered into a Joint Venture Agreement relating to the acquisition and development of certain real estate as the future site of the Company's corporate offices. The initial capital of the joint venture consisted of $276,285.27 contributed by CMLP Group, Ltd. and $354,000 contributed by the Company. As of April 15, 1998 no further action had been taken in furtherance of this project, and the Company purchased CMLP's share of the Joint Venture for 142,359 restricted par value $.10 common shares of the Corporation in exchange for its undivided 43.835% interest in the Westgrove Joint Venture (independently valued at approximately $280,000), which common shares were issued at a price of $1.9669 per share, which represents 85% of the average closing bid price of the Common Stock, as reported by NASDAQ, for the five (5) trading days immediately preceding the date of the transaction. Members of CMLP
Group, Ltd. included Associates Funding Group, Inc., Custer Company, Inc., Billy J. Robinson, F. Shelton Richardson, Jr., Neal J. Katz, Thomas
W. (Bill) Park, and Thomas P. O'Mara.

     Custer Company, Inc., a related party, loaned the Company $250,000 in December 1997. The note included interest only payments monthly at 18% interest per annum. In April 1998, the Company converted this debt to equity by issuing 147,725 shares of its par value $.10 common stock for settlement of $256,377 in outstanding principal and accrued interest as of that date. The common shares were issued at a price of $1.7355 per share, which represents 75% of the average closing bid price of the Common Stock, as reported by NASDAQ, for the five (5) trading days immediately preceding the date of agreement.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)    Financial Statements

          Reference is made to page F-2 of this Form 10-K for an index of all financial statements filed as part of this report.

     (2)  Financial Statement Schedules

          Reference is made to page F-2 of this Form 10-K for an index of all financial statement schedules filed as part of this report.

          All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

     (3)  Exhibits

          Reference is made to the Exhibit Index beginning on sequential page 66 of this Form 10-K for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K

          During the three months ended June 30, 1998 the Company filed one Current Report on Form 8-K, dated June 12, 1998 reporting the Company's acquisition of Video Management, Inc. (including wholly owned subsidiaries Network America, Inc. and CompuNet Support Systems, Inc.)

      "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. With the exception of historical information, the matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and services and pricing, manufacturing efficiencies, new product development, ability to enforce intellectual property rights, and other risks indicated in filings with the Securities and Exchange Commission.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNIVIEW TECHNOLOGIES CORPORATION

                              By:   /s/    PAT CUSTER
                                        Patrick A. Custer
                                   President and Chief Executive Officer

September 18, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Principal Executive Officer

/s/ PAT CUSTER           Chairman of the Board,           September 18, 1998
     Patrick A. Custer   President, Chief Executive
                         Officer and Director

     Principal Financial and Accounting Officer

/s/ F. SHELTON RICHARDSON, JR.    Vice  President,        September 18, 1998
     F. Shelton Richardson, Jr.   Chief Financial Officer

     Additional Directors

/s/ BILLY J. ROBINSON      Vice  President, Secretary,    September 18, 1998
     Billy J. Robinson     General Counsel and Director

/s/ EDWARD M. WARREN       Director                       September 18, 1998
     Edward M. Warren

/s/ BERNARD S. APPEL       Director                       September 18, 1998
     Bernard S. Appel

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1998 and 1997

                                     ASSETS
                                     ------
                                                      1998           1997
                                              ------------   ------------
CURRENT ASSETS
    Cash and cash equivalents                 $  2,284,988   $    800,346
    Marketable securities                                -        282,142
    Accounts receivable
       Trade                                     1,726,900              -
       Due from related parties                          -         20,000
    Notes receivable, current portion,
     net of allowance of $29,417 in
     1998 and $375,000 in 1997                     129,902         35,237
    Inventory, net of reserve of
     $330,378 in 1998 and $255,115
     in 1997                                       943,048         79,701
    Prepaid expenses                               166,003      1,918,998
                                              ------------   ------------
    Total current assets                         5,250,841      3,136,424
                                              ------------   ------------
PROPERTY AND EQUIPMENT, net                      3,305,449      2,319,012
                                              ------------   ------------
OTHER ASSETS
    Investment in joint venture                          -        354,000
    Notes receivable, less current
     portion, net of allowance of
     $195,000 in 1998 and $0 in 1997                70,654        291,521
    Software development, net of
     accumulated amortization of
     $1,747,694 in 1998 and $0 in 1997           2,620,996      4,149,748
    Licenses, net of accumulated
     amortization of $75,416 in 1998
     and $16,083 in 1997                         1,054,703      1,100,117
    Trademark, net of accumulated
     amortization of $1,066,931 in
     1998 and $822,693 in 1997                   3,820,874      4,093,061
    Goodwill, net of accumulated
     amortization of $218,977 in 1998            1,557,559              -
    Other                                           47,586         30,870
                                              ------------   ------------
    Total other assets                           9,172,372     10,019,317
                                              ------------   ------------
TOTAL ASSETS                                  $ 17,728,662   $ 15,474,753
                                              ============   ============

                                   -Continued-

See accompanying notes to consolidated financial statements.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued
                             June 30, 1998 and 1997
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                      1998           1997
                                              ------------   ------------
CURRENT LIABILITIES
   Current maturities of long-term debt
    including $12,325 in 1998 and $34,000
    in 1997 due to related parties            $  3,644,729   $    301,810
   Trade accounts payable                        4,224,897        355,894
   Accrued and other current liabilities         1,379,753      1,197,194
   License fees payable                            673,920        660,000
   Current maturities of obligations
    under capital leases                            50,666         38,296
   Deferred income                                  69,889              -
                                              ------------   ------------
    Total current liabilities                   10,043,854      2,553,194
                                              ------------   ------------
LONG TERM DEBT, less current maturities             15,495        171,469
OBLIGATIONS UNDER CAPITAL LEASES,
   less current maturities                         124,425         14,262
WARRANTY PROVISION                                 244,657        435,193
                                              ------------   ------------
    Total liabilities                           10,428,431      3,174,118
                                              ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 2,3,12,13,14 and 18)

STOCKHOLDERS' EQUITY
   Preferred stock, cumulative, $1.00
    par value; 1,000,000 shares authorized:
      Series A, 140,000 shares
       (liquidation  preference of $140,000)  $    140,000   $    140,000
      Series H, 3 shares  (liquidation
       preference of $75,000)                            3              3
      Series K, 9 shares in 1997
       (liquidation preference of $1,035,000)            -              9
      Series L, 1,275 shares in 1997
       (liquidation preference of $1,275,000)            -          1,275
      Series Q, 60 shares in 1998
       (liquidation preference of $1,500,000)           60              -
      Series 1998-A1, 80 shares in 1998
       (liquidation preference of $2,000,000)           80              -
   Common stock, $.10 par value; 80,000,000
    shares authorized; 10,032,670 and
    3,670,919 issued and outstanding at
    June 30, 1998 and 1997, respectively         1,003,267        367,092
   Additional paid-in-capital                   42,480,261     30,317,592
   Accumulated deficit, since July 1, 1993
       quasi reorganization                    (36,323,440)   (18,525,336)
                                              ------------   ------------
   Total Stockholders' Equity                    7,300,231     12,300,635
                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 17,728,662   $ 15,474,753
                                              ============   ============
See accompanying notes to consolidated financial statements.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1998, 1997 and 1996
                                               1998          1997          1996
                                       ------------  ------------  ------------
REVENUES:
     Net sales of products             $  2,197,507  $  2,503,512  $  7,656,836
     Revenues from services                 280,751             -             -
     Revenues from Internet
          Service Provider                    8,955             -             -
                                       ------------  ------------  ------------
      Total Revenue                       2,487,213     2,503,512     7,656,836

COST OF REVENUES:
    Cost of product sales                 1,685,070     2,612,402     6,867,560
    Cost of services                        295,676             -             -
    Cost of Internet Service
       Provider Service                   1,013,621             -             -
                                       ------------  ------------  ------------
      Total Cost of Revenues              2,994,367     2,612,402     6,867,560
                                       ------------  ------------  ------------
    Gross Margin                           (507,154)     (108,890)      789,276

OPERATING EXPENSES                       12,569,050     8,801,723     6,400,523

INVENTORY WRITE-DOWN                        869,490             -             -

SOFTWARE WRITE-DOWN                       3,519,584             -             -
                                       ------------  ------------  ------------
   Operating Loss                       (17,465,278)   (8,910,613)   (5,611,247)
                                       ------------  ------------  ------------
OTHER INCOME (EXPENSE):
     Interest and other income              354,062       235,404       307,367
     Interest expense                      (306,925)      (86,292)     (583,433)
                                       ------------  ------------  ------------
          Total Other Income (Expense)       47,137       149,112      (276,066)
                                       ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY ITEM  (17,418,141)   (8,761,501)   (5,887,313)
   Income tax benefit                             -       463,035             -
                                       ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEM                   (17,418,141)   (8,298,466)   (5,887,313)

EXTRAORDINARY ITEM
   Gain on extinguishment of debt,
      net of income taxes
      of $463,035 in 1997                         -       789,426             -
                                       ------------  ------------  ------------
NET LOSS                               $(17,418,141) $ (7,509,040) $ (5,887,313)
                                       ============  ============  ============

                                    -Continued-
See accompanying notes to consolidated financial statements.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
                    Years ended June 30, 1998, 1997 and 1996
                                               1998          1997          1996
                                       ------------  ------------  ------------
Loss from continuing operations
  attributable to common
  shareholders (Note 1)                $(17,809,586) $ (8,325,689) $ (6,187,353)
                                       ============  ============  ============
Loss attributable to common
  shareholders (Note 1)                $(17,809,586) $ (7,536,263) $ (6,187,353)
                                       ============  ============  ============
Loss from continuing operations
  per share attributable to
  common shareholders                  $      (3.37) $     (2.57)  $      (3.55)
                                       ============  ===========   ============
Gain from extraordinary item per share $          -   $     0.24   $          -
                                       ============  ===========   ============
Loss per share attributable to
  common shareholders                  $      (3.37) $     (2.33)  $      (3.55)
                                       ============  ===========   ============
Weighted average common shares
  outstanding                             5,282,511    3,230,759      1,743,201
                                       ============  ===========   ============

See accompanying notes to consolidated financial statements.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years ended June 30, 1998, 1997 and 1996
                                                                                           Additional
                                                 Common Stock         Preferred Stock         Paid-In     Accumulated
                                              Shares       Amount   Shares       Amount       Capital         Deficit
                                             -------   ----------  --------  ----------   -----------   -------------
     BALANCES - June 30, 1995                995,480   $   99,548   369,762  $  369,762   $ 7,234,151   $  (4,782,682)
     Issuance of Series H preferred
        stock for cash                             -            -        55          55     1,287,445               -
     Issuance of Series I preferred
        stock for cash                             -            -       550         550       494,450               -
     Subscriptions for Series I preferred
        stock                                      -            -     4,835       4,835     4,346,665               -
     Conversion of Series G preferred
        stock to common                       13,690        1,369  (112,458)   (112,458)     (405,875)              -
     Conversion of debentures and
        demand notes                         105,000       10,500         -           -       789,500               -
     Issuance of common stock for fees
        and services                          22,200        2,220         -           -       149,280               -
     Issuance of common stock for
        employee compensation                  8,300          830         -           -             -               -
     Issuance of common stock for cash
        and payment of note payable
        of $145,280                        1,031,710      103,171         -           -     5,845,279               -
     Exercise of warrants                    188,700       18,870         -           -     2,452,630               -
     Issuance of common stock for fees
        on above common stock issuances
        for cash                              66,040        6,604         -           -             -               -
     Dividends paid in cash                        -            -         -           -             -        (305,855)
     Net loss for the year                         -            -         -           -             -      (5,887,313)
                                           ---------   ----------  --------  ----------   -----------   -------------
     BALANCES - June 30, 1996              2,431,120      243,112   262,744     262,744    22,193,525     (10,975,850)
     Redemption of Series G preferred
        for cash                                   -            -  (117,305)   (117,305)   (1,055,745)              -
     Conversion of Series H preferred
        for common stock                      87,907        8,791       (52)        (52)       (8,739)              -
     Issuance of Series I preferred
        stock for cash                             -            -       800         800       728,200               -
     Conversion of Series I preferred
        to common stock                      520,014       52,001    (6,185)     (6,185)      (45,816)              -

                                    -Continued-
See accompanying notes to consolidated financial statements.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - Continued
                 Years ended June 30, 1998, 1997 and 1996
                                                                                          Additional
                                                 Common Stock        Preferred Stock         Paid-In     Accumulated
                                             Shares      Amount     Shares      Amount       Capital       Deficit
                                           ---------   ----------  --------  ----------   -----------   -------------
     Issuance of Series J preferred
        stock for cash                             -   $        -     1,625  $    1,625   $ 1,460,875   $           -
     Conversion of Series J preferred
        stock for common stock               148,114       14,811    (1,625)     (1,625)      (13,186)              -
     Issuance of common stock
        for cash                             322,000       32,200         -           -     3,568,426               -
     Issuance of Series K preferred
        for cash                                   -            -        11          11       983,876               -
     Issuance of Series L preferred
        stock for cash                             -            -     1,500       1,500     1,423,500               -
     Conversion of Series K preferred
        for common stock                      13,550        1,355        (1)         (1)       (1,353)              -
     Issuance of common stock for
        warrants exercised                    10,000        1,000         -           -        81,000               -
     Conversion of Series L preferred
        stock for common stock                30,380        3,038      (225)       (225)        2,813               -
     Conversion of Line of Credit note
        payable for common stock             107,835       10,784         -           -     1,000,216               -
     Dividends paid in cash                        -            -         -           -             -         (40,446)
     Net loss for the year                         -            -         -           -             -      (7,509,040)
                                           ---------   ----------  --------  ----------   -----------   -------------
     BALANCES - June 30, 1997              3,670,920      367,092   141,287     141,287    30,317,592     (18,525,336)
     Issuance of common stock
        for cash                             100,000       10,000         -           -       240,000               -
     Issuance of common stock
        in exchange for equity position
        in land partnership                  142,359       14,236         -           -       265,764               -
     Issuance of common stock in
        exchange for settlement of debt,
        interest and accounts payable        764,604       76,460         -           -     1,180,747               -
     Issuance of common stock for
        acquisition of VMI                   800,000       80,000         -           -       723,000               -
     Conversion of Series K preferred
        including accrued dividends for
        common stock                         164,220       16,422        (9)         (9)       (9,499)         (6,913)

                                -Continued-
See accompanying notes to consolidated financial statements.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - Continued
                 Years ended June 30, 1998, 1997 and 1996
                                                                                           Additional
                                                 Common Stock        Preferred Stock         Paid-In     Accumulated
                                             Shares      Amount     Shares      Amount       Capital       Deficit
                                             -------   ----------  -------   ----------   -----------   -------------
     Conversion of Series L preferred
        for common stock                     248,857   $   24,886   (1,275)  $   (1,275)  $   (23,611)  $           -
     Issuance of Series M preferred
        for cash                                   -            -      140          140     3,289,860               -
     Conversion of Series M preferred
         including accrued dividends
         for common stock                  1,892,505      189,251     (140)        (140)       55,721        (244,832)
     Issuance of Series N preferred
        for cash                                   -            -      120          120     2,819,880               -
     Conversion of Series N preferred
        including accrued dividends
        for common stock                   2,248,903      224,890     (120)        (120)     (101,577)       (123,194)
     Issuance of Series Q Preferred
        for cash                                   -            -       60           60     1,409,940               -
     Dividends paid through issuance of
        common stock                             240           24        -            -             -             (24)
     Warrants issued for services                  -            -        -            -       432,530               -
     Dividends paid in cash                        -            -        -            -             -          (5,000)
     Issuance of Series 1998-A1
        preferred stock for cash                   -            -       80           80     1,879,920               -
     Post reverse split rounding
        adjustment                                62            6        -            -            (6)              -
     Net loss for the year                         -            -        -            -             -     (17,418,141)
                                          ----------   ----------  -------   ----------   -----------   -------------
     BALANCES - June 30, 1998             10,032,670   $1,003,267  140,143   $  140,143   $42,480,261   $ (36,323,440)
                                          ==========   ==========  =======   ==========   ===========   =============

See accompanying notes to consolidated financial statements.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 1998, 1997 and 1996
                                                1998            1997            1996
                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $(17,418,141)   $ (7,509,040)   $ (5,887,313)
  Adjustments to reconcile net
     loss to cash used by
     operating activities:
      Loss on sales of assets                      -           1,200             305
      Gain on sale of marketable
       securities                            (29,015)              -               -
      Depreciation and amortization        3,168,332         690,504         645,128
      Income tax benefit                           -        (463,035)              -
      Gain on extinguishment of debt               -        (789,426)              -
      Provision for bad debts               (150,583)        375,000         536,080
      Provision for obsolete
       inventory                              75,263         255,115        (282,457)
      Issuance of shares as
       employee compensation
       and/or financing fees                       -               -             830
      Common stock issued for
       consulting fees                             -               -          30,000
      Write off of note receivable                 -               -          25,000
      Write off of investment                      -               -         250,000
      Write-down of inventory                869,490               -               -
      Write-down of software               3,519,584               -               -
      Changes in assets and
       liabilities, net of effects
       from acquisitions
       and dispositions:
         Accounts receivable                (270,422)         28,445         990,231
         Inventory                        (1,110,798)        312,113       2,329,882
         Prepaid expenses and other        1,752,995      (1,825,081)       (460,144)
         Restricted cash                           -          47,423         233,209
         Other assets                         20,835            (100)         32,720
         Accounts payable, accrued
          liabilities and other
          current liabilities              3,282,626       1,606,388        (363,312)
                                        ------------    ------------    ------------
   Cash used by operating activities      (6,289,834)     (7,270,494)     (1,919,841)
                                        ------------    ------------    ------------

                              -Continued-

See accompanying notes to consolidated financial statements

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                    Years ended June 30, 1998, 1997 and 1996
                                              1998            1997            1996
                                        ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and
   equipment                            $ (1,287,459)   $ (2,100,359)   $   (136,558)
  Investment in joint venture                      -        (354,000)              -
  Software development                    (3,218,943)     (3,649,748)              -
  Licenses                                   (13,920)     (1,113,867)              -
  Sale of  marketable securities             311,157        (282,142)              -
  Cash balance in company
     acquired (disposed)                           -               -          (5,342)
  Collections on notes receivable            626,785          28,049           1,193
  Issuance of note receivable               (350,000)       (375,000)              -
                                        ------------    ------------    ------------
  Cash used for investing activities      (3,932,380)     (7,847,067)       (140,707)
                                        ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Checks issued in excess of
  cash balances                                    -               -         (32,852)
 Receipts under borrowing arrangements             -       1,000,000               -
 Change in borrowings under line of
  credit agreements                                -               -      (2,572,024)
 Proceeds from long-term debt              2,500,000         122,062               -
 Principal payments on long-term debt       (413,888)       (642,940)     (1,235,147)
 Principal payments on capital
   lease obligations                         (24,256)       (145,805)         (6,207)
 Issuances of preferred and common
   stock for cash                          9,650,000       8,296,105      10,271,421
 Redemption of preferred stock for
   cash                                            -      (1,173,050)              -
 Receipt of cash for common stock
   issued in prior year                            -       4,351,500               -
 Dividends paid                               (5,000)        (40,446)       (305,855)
                                        ------------    ------------    ------------
 Cash provided by financing activities    11,706,856      11,767,426       6,119,336
                                        ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                1,484,642      (3,350,135)      4,058,788
CASH AND CASH EQUIVALENTS, BEGINNING         800,346       4,150,481          91,693
                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, ENDING       $  2,284,988    $    800,346    $  4,150,481
                                        ============    ============    ============
SUPPLEMENTAL INFORMATION
           Cash paid for interest       $     64,427    $     64,231    $    508,898
                                        ============    ============    ============

                                   -Continued-

See accompanying notes to concolidated financial statements

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                    Years ended June 30, 1998, 1997 and 1996
                                                  1998          1997            1996
                                           ------------   -----------    ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for settlement
     of cash received under borrowing
     arrangements, including $78,356
     in accrued interest.                  $          -   $1,078,356    $          -
                                           ============   ==========    ============
Conversion of debentures and demand
     notes into common stock               $          -   $        -    $    800,000
                                           ============   ==========    ============
Issuance of common stock for fees
     and services                          $          -   $        -    $    151,500
                                           ============   ==========    ============
Issuance of common stock for
     note payable                          $    724,114   $        -    $    145,280
                                           ============   ==========    ============
Sale of inventory parts for note
     receivable                            $          -   $        -    $    350,000
                                           ============   ==========    ============
Issuance of common stock for
      subscriptions and receivable         $          -   $        -    $  4,350,500
                                           ============   ==========    ============
Issuance of common stock for commission    $          -   $        -    $      6,604
                                           ============   ==========    ============
Purchases of property and equipment
      for notes payable                    $          -   $        -    $     59,337
                                           ============   ==========    ============
Stock issued in connection with a
      pooling of interests                 $    803,000   $        -    $          -
                                           ============   ==========    ============
Issuance of common stock for land          $    280,000   $        -    $          -
                                           ============   ==========    ============
Issuance of common stock in
     satisfaction of accounts payable
     and accrued liabilities               $    533,093   $        -    $          -
                                           ============   ==========    ============
Conversion of note receivable
    including accrued interest for
    stock of VMI                           $    815,879   $        -    $          -
                                           ============   ==========    ============
Purchase of subsidiary stock with
     note payable                          $    200,000   $        -    $          -
                                           ============   ==========    ============
Issuance of common stock for dividends     $    374,963   $        -    $          -
                                           ============   ==========    ============
Warrants issued for services               $   432,530    $        -    $          -
                                           ============   ==========    ============

See accompanying notes to consolidated financial statements

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Principles of Consolidation
  --------------------------------------------
  uniView Technologies Corporation (formerly Curtis Mathes Holding Corporation) was formed on July 13, 1984. The Company started and discontinued various operations from its inception through 1994. Effective January 30, 1998, Curtis Mathes Holding Corporation changed its name to uniView Technologies Corporation.

  During 1996, the Company operated principally as a wholesale distributor in the consumer electronics industry through its 100% owned subsidiary Curtis Mathes Corporation (CM). The Company also owns 100% of FFL, Inc. (FFL), which was involved in real estate and financing transactions in prior years but which is now inactive. In late 1996, the Company redirected its focus toward a new product called uniView which allows the user, through the use of their TV remote control, to "surf the Internet," receive e-mail, or to search for movies or programs featuring specific subjects, stars or ratings. The uniView product was introduced to the market during August 1997.

  During 1997, the Company created a new subsidiary, now known as uniView Xpressway Corporation (Xpressway). Xpressway was created to construct, own, and operate the Company's new Internet Service Provider (ISP) which is an Internet "on-ramp" for uniView users and PC users alike. The ISP service was introduced to the market during August 1997. Revenues generated from the sale of uniView products and the ISP service were insignificant during 1998.

  Effective April 1998, the Company acquired Video Management, Inc. (VMI) which through two wholly owned subsidiaries offers implementation of local area networks, network hardware design, consulting and software designed systems and customized hardware, personal computer and network systems. These operations are concentrated in Oklahoma, Texas and Arkansas.

  The accompanying financial statements include the accounts of uniView Technologies Corporation and its subsidiaries. These entities are collectively referred to herein as "the Company." All material intercompany accounts and transactions are eliminated in consolidation.

  Cash Equivalents
  ----------------
  The Company considers all highly liquid debt instruments having an original maturity of three months or less when purchased to be cash equivalents for purposes of the statement of cash flows.

  Marketable Securities
  ---------------------
  Marketable securities are classified as available-for-sale and stated at fair market value. The historical cost of these securities approximates their fair market value at June 30, 1997. The Company owned no marketable securities at June 30, 1998.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Inventory
  ---------
  Inventories are stated at the lower of average cost or market. Inventories consist of computer parts and peripherals to be used in network systems and uniView set top boxes. Approximately $207,000 of total inventory at June 30, 1998 is for uniView set top boxes.

  Prepaid Expenses
  ----------------
  Prepaid expenses include approximately $132,800 advanced to an entity to fund the production of uniView inventory.

  Property and Equipment
  ----------------------
  Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

  Software Development Costs
  --------------------------
  Software development costs are divided into two categories: uniView set top box software development costs totaling $1,423,996 at June 30, 1998, net of accumulated amortization and Xpressway Internet Service Provider software development costs totaling $1,197,000 at June 30, 1998, net of accumulated amortization. Software development costs for the uniView set top box totaling $2,998,695 were previously capitalized during fiscal 1997. During 1998, $2,390,695 costs were capitalized. Amortization commenced in early 1998 once the product was introduced to the market and is being amortized over 3 years. Amortization expense for 1998 amounted to $895,897. On an on-going basis, management reviews recoverability, the valuation and amortization of the capitalized software development costs. As a part of this review, the Company considers the undiscounted projected future cash flows in evaluating the value of the capitalized software development costs. This evaluation includes a review of the components of the software and the extent to which these component pieces are to be used in the software product on a go forward basis. If the undiscounted future cash flows is less than the stated value, the capitalized software development costs would be written down to its fair value. During fiscal year 1998, set top box sales were significantly lower than expected, and future sales and cash flow projections were revised. As a result of this review, including management's evaluation of software component pieces not to be used on a go forward basis, an impairment loss of $3,067,163 was recognized in 1998.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Software Development Costs - Continued
  --------------------------
  Software development costs for the ISP were capitalized during 1998 and 1997 totaling $828,248 and $1,151,053 respectively. Amortization of the capitalized ISP costs commenced in 1998 once the product was introduced to the market and is being amortized over 3 years. Amortization expense for 1998 amounted to $329,880. As a result of management's review of the valuation of the ISP software development costs, an impairment loss of $452,421 was recorded in 1998.

  License Fees
  ------------
  The cost of initial license fees and other operating rights acquired are being amortized on the straight-line method over their remaining contractual lives of five years. Amortization expense charged to operations in 1998 and 1997, and 1996 totaled $59,333, $7,750 and $0, respectively.

  Trademark
  ---------
  Trademark represents the value considered to arise from the Curtis Mathes Corporation name and reputation and consists of the excess of the purchase price paid over the estimated fair market value of identifiable net assets acquired in connection with the acquisition of Curtis Mathes Corporation. The excess purchase price includes amounts paid to Deutsche Financial Services (DFS), (previously ITT Commercial Finance Corporation) and unsecured creditors in accordance with the Curtis Mathes Corporation reorganization (see Note 13). The trademark is amortized on a straight-line basis over 20 years. Amortization of the trademark for the years ended June 30, 1998, 1997 and 1996 amounted to $244,238, $244,238 and $244,264, respectively.

  On an on-going basis, management reviews recoverability, the valuation and amortization of the trademark. As a part of this review, the Company considers the undiscounted projected future cash flows in evaluating the value of the trademark. If the undiscounted future cash flow is less than the stated value, the trademark would be written down to its fair value.

  Goodwill
  --------
  Goodwill totaling $1,574,480 results from the acquisition by VMI of its two subsidiaries during 1998. Goodwill is being amortized over its estimated useful life of 15 years. Amortization expense for 1998 amounted to $16,921.

  On an on-going basis, management reviews recoverability, the  valuation
  and amortization of goodwill.   As a part  of this review, the  Company
  considers the undiscounted projected future cash flows in evaluating the value of goodwill. If the undiscounted future cash flows is less than the stated value, goodwill would be written down to its fair value.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Research and Development Costs
  ------------------------------
  Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to expense in 1998, 1997 and 1996 were $786,360, $516,931 and $11,480, respectively.

  Advertising Costs
  -----------------
  Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to expense in 1998, 1997 and 1996 totaled $1,399,362, $1,981,172 and $142,891, respectively.

  Income Taxes
  ------------
  The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and income tax returns. Deferred tax assets and liabilities are determined based on the differences between financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

  Financial Instruments with Off-Balance-Sheet Risk
  -------------------------------------------------
  In the normal course of business, CM has been a party to financial instruments with off-balance sheet risk to meet the financing needs of the CM dealers. These financial instruments principally included obligations to repurchase defaulted dealer receivables and inventory financed under CM's dealer floorplan agreement with DFS.

  CM's exposure to credit loss in the event of nonperformance by CM dealers with respect to the repurchase obligations is represented by
  the contractual amount of the instruments as discussed in Note 12.   CM
  uses the same credit policies in evaluating its guarantees as it does for financial instruments reflected in the Company's financial statements.

  Net Loss Per Common Share
  -------------------------
  Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during each respective year. Net loss for purposes of the computation of loss per share is increased for preferred stock dividends of $391,445, $27,223 and $300,040 ($0.07, $.00 and $0.17 per common share) for the years ended June 30, 1998, 1997 and 1996, respectively. Diluted loss per share for the years ended June 30, 1998, 1997 and 1996 is the same as basic loss per share since the assumed conversion of convertible securities and outstanding options would be anti-dilutive.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Quasi Reorganization
  --------------------
  Effective July 1, 1993, the stockholders and directors of the Company approved a plan of quasi reorganization. Pursuant to the plan, all assets and liabilities as of that date were adjusted to estimated fair value (such adjustments were nominal) and an accumulated deficit of $4,140,595 was eliminated.

  Stock-Based Compensation
  ------------------------
  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123") became effective in fiscal 1997. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements. The Company has adopted SFAS 123 on a disclosure basis only. (See Note 10).

  Uses of Estimates and Assumptions
  ---------------------------------
  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. In particular, judgment is given as to the useful life and recoverability of the capitalized software development costs. See previous accounting policy note - Software Development Costs.

  Fair Market Value of Financial Instruments
  ------------------------------------------
  The carrying amount for cash and cash equivalents, notes receivable, and long-term debt is not materially different than fair market value because of the short maturity of the instruments and/or their respective interest rate amounts.

  Revenue Recognition
  -------------------
  The Company recognizes service revenue as the services are provided. Equipment and product sales are recognized at the time of delivery and customer acceptance. Maintenance and warranty revenue are recognized ratably over the contractual period or as the service is provided. Amounts received in advance on service contracts are recorded as deferred income and recognized as the services are performed.

  Reclassifications
  -----------------
  Certain prior year amounts have been reclassified in order to conform to current year presentation.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Accounting Standards Not Yet Adopted
  ------------------------------------
  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes new guidance for the reporting and display of comprehensive income and its components. SFAS No. 130 requires that the Company's foreign currency translation adjustment be included in other comprehensive income. The Company is not required to adopt the Statement until July 1, 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

  In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current standards. In February 1998, the FASB issued Statement of Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." This Statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The Company is not required to adopt these Statements until July 1, 1998 and is currently evaluating the disclosure impact of adopting these standards.

  In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which supersedes Statement of Position No. 91-1. SOP 97-2 will be effective for all transactions entered into by uniView Technologies Corporation subsequent to June 30, 1998. The Company is currently evaluating the impact that SOP 97-2 will have on software license revenue transactions entered into subsequent to June 30, 1998.

  In June 1998, the Financial Accounting Standards Board issued Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new Standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of the new Standard to have a material impact on its financial position or results of operations.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  2.  ABILITY TO CONTINUE AS A GOING CONCERN

  As reflected in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $17,418,141, $8,298,466 and $5,887,313 during the years ended June 30, 1998, 1997 and 1996, respectively. During 1998, 1997 and 1996, the Company also used substantial cash in operations.

  During the second half of fiscal 1996, the Company redirected its focus toward a new product, uniView. Since the Company's change of focus in late fiscal 1996, a substantial portion of the Company's resources has been committed to the development and refining of the uniView technology. Additionally, the Company has committed a great deal of financial resources to develop uniView Xpressway, the Company's Internet Service Provider for both uniView set-top boxes and PC connectivity. The Company introduced its uniView product to the market in August 1997 and introduced its ISP services in August 1997, however, revenue generated during fiscal 1998 was insignificant. During the second half of fiscal 1998, the Company moved farther away from consumer electronics toward becoming a technology company and plans to generate revenues in the future by licensing its technology to other companies and by rendering technology consulting services to companies wishing to enter various aspects of the convergence market.

  The Company's ability to continue as a going concern will be based on its ability to obtain the operating funds necessary to continue to fund this new direction until cash flows generated by operations are sufficient to meet the cash flow needs of the Company. The Company plans to continue raising capital through the issuance of common stock, preferred stock and debt instruments as necessary.

  The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as going concern.

  3.  ACQUISITIONS AND DISPOSITIONS

  Video Management, Inc. (VMI)
  ----------------------------
  On June 12, 1998, the Company acquired 100 percent of the issued and outstanding capital stock of Video Management Inc. (VMI), which owned 100 percent of the issued and outstanding common stock of Network America, Inc. (NWA), an Oklahoma corporation, and CompuNet Support
  Systems, Inc. (CNSS), a Texas corporation. VMI was incorporated on December 15, 1997. The transaction was consummated through the exchange of 100 percent of the issued and outstanding capital stock of VMI pursuant to a Stock Purchase Agreement with the sole shareholder of VMI for 800,000 shares of the Company's par value $.10 common stock. The purchase price was established through an arms length negotiation considering historical revenues of NWA and CNSS, VMI's only assets, as well as the then current market price of the Company's Common Stock. This transaction has been accounted for as a pooling of interests. The

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  3.  ACQUISITIONS AND DISPOSITIONS - Continued

  Video Management, Inc. (VMI) - Continued
  ----------------------------------------

  results of operations of VMI are included in the statements of operations of the Company from VMI's inception, December 1997. Effective May 13, 1998, VMI acquired 100% of the issued and outstanding shares of NWA and CNSS, such acquisitions being accounted for as a purchase. Prior to its acquisition of NWA and CNSS, VMI had no substantial operations.

  Prior to the acquisition, on May 13, 1998, VMI acquired 100% of NWA and CNSS from DataTell Solutions, Inc. (DataTell) as a result of an agreement to accept collateral in satisfaction of a debt owing by DataTell to VMI. Prior to that date, the stock of NWA and CNSS had been pledged to VMI by DataTell as collateral in a series of note agreements with VMI.

  On May 15, 1998, E. Wade Griffin (Petitioner), an individual, filed an involuntary petition in bankruptcy against DataTell requesting that an order for relief be entered against DataTell under Chapter 7 of the United States Bankruptcy Code. Petitioner alleged in his petition that DataTell was indebted to him, that DataTell was in default on the obligation owed to him and that "upon information and belief, DataTell is generally not paying its debts that are not subject to bona fide dispute as they become due." DataTell filed a motion to dismiss the petition, alleging the Petitioner does not satisfy the necessary requirements and has vigorously contested the proceeding.

  The relevance to the Company of this proceeding is that if an order of relief is entered by the Court, and if certain other conditions are satisfied, the acquisition of NWA and CNSS by VMI could be reviewed by the Court to determine whether a preferential or fraudulent transfer of those assets had occurred under the bankruptcy code. DataTell and VMI are both cognizant that this proceeding could affect certain interests of the Company in the future. VMI and its shareholders have been very cooperative with the Company in ensuring that these issues are resolved.

  Management believes that the proceeding will have no material adverse effect upon the Company. However, as with any action of this type, the timing and degree of any effect upon the Company are uncertain and there can be no assurance that the proceeding will not have an adverse impact on the Company in the future. The action is currently pending and DataTell's Motion to Dismiss and Petitioner's application for an order for relief is currently set for hearing in October 1998 in the United States Bankruptcy Court.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  3.  ACQUISITIONS AND DISPOSITIONS - Continued

  Corporate Network Solutions, LLC
  --------------------------------
  Effective May, 1998, the Company acquired 100 percent of the issued and outstanding capital stock of Corporate Network Solutions, LLC (CNS), a Texas limited liability company. In consideration of the sale and transfer of the units of ownership of CNS, the Company paid $50,000 in cash and agreed to pay $150,000 over a ten-month period under a no interest, note payable. Further, the Company agreed to continue the payment of capital equipment leases valued at approximately $121,000. This transaction has been accounted for as a purchase and the results of operations have been included from the date of purchase. Resulting goodwill attributable to this transaction was $174,106. This goodwill was immediately amortized during fiscal 1998.

  4. NOTES RECEIVABLE

  Notes receivable at June 30, 1998 and 1997
  consist of the following:
                                                           1998         1997
                                                    ------------------------
  Note receivable from Inman's Corporation, non-
  interest earning, secured by parts inventory
  and proceeds from sale of parts inventory.        $   295,171   $  323,911

  Note receivable from ViewCall America, Inc.,
  non-interest bearing, secured by borrower's                 -      375,000
  note receivable.

  Note receivable from EDnet, earning interest
  at 9.5%, secured by receivables of EDnet.             129,417            -

  Note receivable from employee, earning
  interest at 9.5%, secured by automobile.                  384        2,847

  Less reserve for doubtful notes receivable           (224,416)    (375,000)
                                                    ------------------------
                                                        200,556      326,758
  Less current portion                                 (129,902)     (35,237)
                                                    ------------------------
  Long-term portion                                 $    70,654   $  291,521
                                                    ========================

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  5. INVENTORY

  Inventory at June 30, 1998 and 1997 consists of the following:

                                                       1998            1997
                                                ---------------------------
  Consumer electronics products                 $ 1,273,426      $  334,816
  Less reserve for excess and obsolete
     inventory                                     (330,378)        255,115)
                                                ---------------------------
                                                $   943,048      $   79,701
                                                ===========================

  6.  PROPERTY AND EQUIPMENT

  Property and  equipment  at June  30,  1998  and 1997  consist  of  the following:
                                                     1998            1997
                                              ---------------------------
  Land                                        $   646,500    $          -
  Equipment                                     4,609,748       3,137,944
  Vehicles                                         62,757          22,589
  Furniture and fixtures                          274,557         131,483
  Leasehold improvements                          176,801         100,490
  Computer software                                61,554          35,301

  Less accumulated depreciation and
     amortization                              (2,526,468)     (1,108,795)
                                              ---------------------------
  Net property and equipment                  $ 3,305,449    $  2,319,012
                                              ===========================

  Equipment under capital leases included above at June 30, 1998 and 1997 amounted to $528,178 and $407,332, respectively, and the related accumulated amortization amounted to $382,705 and $349,660, respectively.

  Depreciation expense for the years ending June 30, 1998, 1997, and 1996 totaled $1,296,082, $437,448 and $391,331, respectively.

  7.  BORROWING ARRANGEMENTS AND DEBT

  Long-term debt at June 30, 1998 and 1997 consists of the following:

                                                             1998         1997
                                                     -------------------------
  Note payable to a financial institution with
  interest at 18%, payable monthly as to
  interest only with  balloon principal payment
  due December 31, 1998, unsecured                   $  1,525,886   $        -

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  7.  BORROWING ARRANGEMENTS AND DEBT - Continued

  Long-term debt at June 30, 1998 and 1997 - Continued
                                                             1998         1997
                                                     -------------------------
  Note payable to financial institution  with
  interest at 14%, collateralized by accounts
  receivable and inventory, due on demand                 918,453            -

  Note payable to a third party with interest at
  6%, payable in eight quarterly installments of
  principal of $58,778 due January 1, 1997,
  plus interest, collateralized by certain
  inventory, currently in dispute                         413,144      389,759

  Note payable to financial institution with
  interest at prime plus 2.625% (11.125% at
  6/30/98),  due on demand, collateralized by
  accounts receivable and inventory                       348,299            -

  Note payable to an individual investor with
  interest at 14%, payable monthly as to
  interest only,   principal of $250,000, due
  March 23, 1999, collateralized by land                  250,000            -

  Note payable related to acquisition of
  subsidiary company, non- interest bearing,
  $15,000 payable monthly, secured by the
  outstanding common stock of CNS                         150,000            -

  Note payable to an individual with imputed
  interest of 10%, payable in monthly
  installments of $1,458, unsecured                        29,361       48,959

  Note payable to a financial
  institution with interest at 10.9%,
  payable in monthly installments of
  $2,677, collateralized by equipment                           -          561

  Note payable to a financial
  institution for purchase of
  automobiles                                              12,756            -

  Note payable to Custer Company, Inc.
  (related party)                                          12,325       34,000
                                                     -------------------------
                                                        3,660,224      473,279
  Less current portion                                 (3,644,729)    (301,810)
                                                     -------------------------
  Long-term portion                                  $     15,495   $  171,469
                                                     =========================

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  7.  BORROWING ARRANGEMENTS AND DEBT - Continued

  The following is a schedule of maturities of long-term debt at June 30, 1998:

            1999           $ 3,644,729
            2000                15,495
                           -----------
                           $ 3,660,224
                           ===========

  The weighted average interest rate of borrowings outstanding at June 30, 1998 is 13.7%.

  A borrowing arrangement exists whereby the Company under certain conditions can issue Convertible Preferred stock to an investor group for up to $6,000,000 in traunches of $2,000,000, each separated by three months, pursuant to Regulation D under the Securities Act of 1933. One of these conditions requires the trading price of the Company's common stock to exceed $1.50 during the prior 30 days before draw down of the next amount. The preferred stock has a mandatory conversion feature at the end of the term. As of June 30, 1998, $2,000,000 (Series 1998-A1 preferred stock) of the above $6,000,000 has been drawn down, with $4,000,000 available subject to the borrowing conditions.

  8.  ALLOWANCE FOR WARRANTY CLAIMS

  Curtis Mathes Corporation
  -------------------------
  Warranty costs, where applicable, are recorded by CM upon the sale of the electronic products based on estimates of failure rates and costs to repair defective units. A simple average of the failure rates and repair costs is applied to the total number of units that are under warranty to establish the allowance for warranty claims. During fiscal 1996, the Company sold all of its remaining parts inventory on hand to a third party and outsourced repairs and parts servicing for all warranty obligations. The Company pays fees for the service and repair of warrantied units.

  All electronic products sold up to the date of settlement with DFS (March 1996) included a four-year parts and labor warranty. Pursuant to CM's plan of reorganization, CM agreed to continue to extend a parts only warranty for the time period of the original warranties on units sold prior to CM's bankruptcy filing on January 27, 1992. The reorganized CM was required under the plan of reorganization to fully fund the cost of warranty claims for units sold during the period CM was in bankruptcy. In addition, CM's plan of reorganization provided that the reorganized CM fund in a segregated bank account an amount equal to 1.25% of gross electronic sales to pay warranty claims subsequent to the reorganization confirmation date (October 1, 1992). For the year ended June 30, 1997, the Company provided for warranty allowance at a rate of approximately 5% of sales. During the fiscal year ended June 30, 1998, no sales were recorded related to the above

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  8.  ALLOWANCE FOR WARRANTY CLAIMS - Continued

  Curtis Mathes Corporation - Continued
  -------------------------------------
  warrantied goods; accordingly, no warranty allowance was recorded on sales for the same period. Management believes that the reserve is adequate to cover potential warranty claims. Other current liabilities in the accompanying balance sheets include an allowance for warranty claims of $82,852 and $171,667 at June 30, 1998 and 1997, respectively

  During fiscal 1998, the Company accrued an additional $315,000 for future potential warranty claims after the previous accrual was largely depleted towards the end of the fiscal year. Management believes that the increase in claims was due to one particular line of projection television units with warranties expiring in December 1998.

  Network America, Inc.
  ---------------------
  NWA sells the majority of its products with a 2 year parts and labor warranty. Warranty expense is established when the items are sold and is based upon the experience of claims actually made during the prior year. Allowance for future claims at June 30, 1998 was $40,000.

  9.  RELATED PARTY TRANSACTIONS

  In May 1996, Associates Funding Group, a related entity, converted 97,500 shares of Series G preferred stock with an original basis of $568,125 to 390,000 shares of common stock. The Company issued 136,900 of these shares and canceled 253,100 shares in satisfaction of the remaining balance of a note receivable and accrued interest due from Southwest Memory, Inc. (SMI). The preferred shares were previously held as collateral on the note receivable from SMI.

  During fiscal 1998, the Company purchased the remaining interest of a Joint Venture Partnership that officers and related parties purchased during fiscal 1997. The Company issued 142,359 shares of common stock related to this transaction. No gain or loss is recognizable as a result of the exchange. Accordingly, at June 30, 1998, the Company has reclassified this asset as land rather than Investment in Joint Venture.

  Custer Company, Inc., a family trust in which the President of the Company has a beneficial interest, loaned the Company $250,000 during fiscal 1998. The terms of the note included interest only payments monthly at 14%. In April 1998, the Company exchanged 147,725 shares of common stock for settlement of $256,378 in principal and accrued interest.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  10.  STOCKHOLDERS' EQUITY

  Preferred Stock
  ---------------
  The Company has 1,000,000 shares authorized of $1.00 par value cumulative preferred stock. The Company's articles of incorporation allow the board of directors to determine the number of shares and determine the relative rights and preferences of any series of preferred stock to be issued.

  At June 30, 1998, the Company has issued and outstanding 140,000 Series A preferred shares, 3 Series H preferred shares, 60 Series Q preferred shares and 80 Series 1998-A-1 preferred shares. Series A preferred shares are non-convertible, redeemable at the Company's option and
  carry cumulative  dividends  of 6%.    Series H  preferred  shares  are
  convertible based upon conversion ratios as determined in the Certificate of Designation, redeemable at the Company's option and carry cumulative dividends of 5%. Series Q preferred shares are convertible as determined in the Certificate of Designation, redeemable, and carry cumulative dividends of 3%. Series 1998-A-1 preferred shares are convertible based upon conversion ratios as determined in the Certificate of Designation, redeemable and carry dividends of 5%.

  Dividends of $5,000, $40,446 and $305,855 on preferred stock were paid in cash during the years ended June 30, 1998, 1997 and 1996, respectively. Non-cash dividends of $236,703 were paid during the year ended June 30, 1995, of which $182,747 was paid through the issuance of additional preferred stock. Non-cash dividends of $374,963 were paid during the year ended June 30, 1998. Cumulative dividends in arrears as of June 30, 1998, 1997 and 1996 amounted to $24,340, $12,858 and
  $26,081 respectively.

  Common Stock
  ------------
  Effective April 24, 1998, the Board of Directors approved amending the par value of the common stock from $0.01 to $0.10 per share and 10:1 reverse stock split. The authorized number of shares was maintained at 80,000,000. All references throughout the financial statements to numbers of shares and per share amounts have been restated.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  10.  STOCKHOLDERS' EQUITY - Continued

  Common Stock - Continued
  ------------------------
  Common stock warrants issued and outstanding as of June 30, 1998 are as follows:
              Shares  Exercise Price       Issuance Date        Term
              ------  --------------       -------------        ----
              15,500       39.40            March 1994           5
               3,000       31.25            April 1994           5
               4,000       31.25             May 1994            5
               3,000       31.25             June 1994           5
               2,000       22.50           February 1995         5
              10,500       12.50            April 1995           5
             124,080       25.00             May 1995            4
               1,360       26.50             May 1995            5
              59,000       15.00             July 1995           3
               7,400       10.00            August 1995          4
             125,000       15.00            August 1995          3
              20,000       15.00          September 1995         3
               5,501       30.00             May 1996            3
               2,250       32.80             May 1996            5
               4,000       45.00             May 1996            3
               5,250       32.80            March 1997           4
              10,000        1.54            April 1997           5
              20,000        9.40             April 1997          5
               5,000        9.40              June 1997          5
              75,000        1.10            December 1997        5
              60,000        1.50            December 1997        3
              25,000        2.20            December 1997        3
              23,000        2.50            December 1997        3
               2,500        8.75            December 1997        5
               1,250        1.90             March 1998          2
              15,000        2.50             March 1998          3
              80,000        2.30             April 1998          5
              10,000        2.21             April 1998          4
             500,000        2.50              June 1998          3
             200,000        2.80              June 1998          5
             100,000        3.00              June 1998          3
             200,000        3.00              June 1998          4
              10,000        2.21             April 1998          4

  No warrants were exercised in 1998. During the year ended June 30, 1997, 100,000 warrants were exercised for total cash proceeds of $82,000.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  10.  STOCKHOLDERS' EQUITY - Continued

  Compensatory Stock Options
  --------------------------
  The Company has periodically granted stock options for employment and outside services received during the years reported. These options are treated as fixed, compensatory awards. During 1998, the Company granted 90,000 options to key employees, which vest over 1.5 years. During 1997, the Company granted 100,000 options to key employees and directors, which vest over four years. All other compensatory options vested immediately upon their grant date.

  The Company applies APB Opinion 25 in accounting for it's stock based compensation awards. During 1998, 1997 and 1996, options issued with exercise prices less than market value on the grant date were immaterial and, accordingly, no compensation expense has been recognized in these years. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and net loss per share for 1998, 1997 and 1996 would have been increased as follows:
                            1998                1997             1996
                    ------------         -----------      -----------
  Net loss:
     As reported    $(17,418,141)        $(7,509,040)     $(5,887,313)
     Pro forma       (17,483,423)         (7,682,011)      (5,996,393)

  Loss per share:
     As reported           (3.37)              (2.33)           (3.55)
     Pro forma             (3.38)              (2.38)           (3.61)

  Changes in the Company's compensatory options with exercise prices above, equal to and below market price at the grant date are as follows:
                 Above            Equal to           Below
            --------------------------------------------------------------
                    Weighted          Weighted          Weighted
                     Average           Average           Average
                    Exercise          Exercise          Exercise     Total
            Options    Price  Options    Price  Options    Price   Options
            --------------------------------------------------------------
Outstanding
 at June 30,
 1995         9,060  $ 27.80        -   $    -        -   $    -     9,060

Granted in
 1996        28,225    20.00      700     7.50    3,200     6.10    32,125
Exercised
 in 1996    (17,050)    9.70     (700)    7.50   (1,400)    7.50   (19,150)
Forfeited/
 Expired
 In 1996          -        -        -        -        -        -         -
            --------------------------------------------------------------

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  10.  STOCKHOLDERS' EQUITY - Continued

  Compensatory Stock Options - Continued
  --------------------------------------
  Changes in the Company's compensatory options with exercise prices above, equal to and below market price at the grant date - Continued

                 Above            Equal to           Below
            --------------------------------------------------------------
                    Weighted          Weighted          Weighted
                     Average           Average           Average
                    Exercise          Exercise          Exercise     Total
            Options    Price  Options    Price  Options    Price   Options
            --------------------------------------------------------------
Outstanding
 at June 30,
 1996        20,235    32.20        -        -    1,800     5.00    22,035

Granted in
 1997             -        -        -        -  105,350     9.40   105,350
Exercised
 in 1997          -        -        -        -   (7,150)    8.30    (7,150)
Forfeited/
 Expired
 in 1997          -        -        -        -        -        -         -
            --------------------------------------------------------------
Outstanding
 at June 30,
 1997        20,235    32.20        -   $    -  100,000     9.40   120,235

Price
 adjustment
 of variable
 options          -        -        -        -        -    (8.30)        -

Granted
 in 1998      2,500     8.75  590,000     2.47   10,000     1.54   602,500

Exercised
 in 1998          -        -        -        -        -        -         -
Forfeited/
 Expired in
 1998        (5,700)   30.00        -        -        -        -    (5,700)
            --------------------------------------------------------------
Outstanding
at June 30,
1998         17,035    14.64  590,000   $ 2.47  110,000   $ 3.03   717,035
            =======           =======           =======            =======

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  10.  STOCKHOLDERS' EQUITY - Continued

  Compensatory Stock Options - Continued
  --------------------------------------
  A summary of the weighted average grant date fair values of options with exercise prices above, equal to, and below market price at the date of grant are as follows:

                     Above         Equal to         Below
                   --------------------------------------
           1996        .24              .13          1.29
           1997          0                0           .61
           1998        .19              .87             0

  The following table summarizes information about compensatory stock options outstanding at June 30, 1998:

                       Options Outstanding               Options Exercisable
                ------------------------------------   ------------------------
                                 Weighted
                                     Avg.   Weighted                   Weighted
                                Remaining       Avg.                       Avg.
      Range of       Number   Contractual   Exercise        Number  Exercisable
Exercise Price  Outstanding          Life      Price   Exercisable        Price
-------------------------------------------------------------------------------
$1.10 - $45.00      717,035    3.34 years      $3.92       672,270        $4.72

  The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The model requires the input of subjective assumptions. The following assumptions were made in estimating the fair value of all compensatory stock options:

                                      1998          1997            1996
                           ---------------------------------------------
  Dividend yield                        0%            0%              0%
  Risk-free interest rate               6%            6%              6%
  Expected volatility                  79%           60%             60%
  Expected life            0.5 - 2.5 years    4.75 years      1.47 years

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  11.       INCOME TAXES

  A reconciliation of income tax  expense (benefit) computed by  applying the U.S. federal tax rates to loss from continuing operations before income taxes and extraordinary items and recorded income tax expense (benefit) is as follows:
                                             1998          1997          1996
                                      ---------------------------------------
Tax expense (benefit) at
 statutory rate                       $(5,922,168)  $(2,978,911)  $(2,001,687)
State income taxes, net of federal
income tax effect                        (506,109)     (260,216)     (175,313)
Meals and entertainment                     7,323         5,998             -
Amortization of goodwill                   92,544        90,689             -
Change in estimate for prior years        355,846     1,213,485             -
Change in valuation allowance           5,972,564     1,465,920     2,177,000
                                      ---------------------------------------
                                      $         -   $  (463,035)  $         -
                                      =======================================

  The components of the Company's deferred income taxes at June 30, 1998 and 1997 are as follows:
                                                1998          1997
                                          ------------------------
  Current:
     Inventory reserve                    $  122,141   $    94,316
     Bad debt reserve                         18,275       138,638
     Warranty reserve                         63,465       169,618
     Accrued contingency                     110,910             -
     Deferred revenue                         25,838             -
     Valuation allowance                    (340,629)     (402,572)
                                          ------------------------
                                          $        -   $         -
                                          ========================
  Noncurrent:
     Goodwill                                 63,798             -
     Depreciation                               (812)      (73,747)
     Warranty reserve                         89,686       160,891
     Software development costs             (968,982)   (1,534,162)
     Stock option compensation               159,906             -
     Net operating loss carryforward      13,013,732     7,831,025
     Valuation allowance                 (12,357,328)   (6,384,007)
                                          ------------------------
                                                   -             -
                                          ------------------------
  Total                                   $        -   $         -
                                          ========================

  At June 30, 1998, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $35,400,000 which may be used to offset future taxable income, subject to provisions of the Internal Revenue Code Section 382, and will expire in various amounts in the years 2008 through 2013 if not utilized.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  12.  COMMITMENTS AND CONTINGENCIES

  One of the Company's subsidiaries, uniView Marketing Corporation (UMC), has been named as a respondent by Davis A/S (Davis) in a commercial, international arbitration proceeding filed on May 26, 1998. Davis claims that UMC breached a contract to purchase and sell large-screen projection television sets. Davis seeks approximately $9,756,703 in damages, based on claims for lost profits and out-of-pocket expenses. UMC has filed a formal response to the arbitration claim, claiming that Davis materially breached the Agreement by failing to provide product of merchantable quality, and by failing to timely provide the "new product" contracted for in the Agreement. Settlement discussions are ongoing and management believes that the proceeding will have no material adverse effect upon the Company. However, as with any action of this type, the timing and degree of any effect upon the Company are uncertain and there can be no assurance that the proceeding will not have an adverse impact on the Company in the future. The action is currently pending in the International Chamber of Commerce Court of Arbitration.

  During 1996 and 1995, CM transferred receivables from qualified dealers to DFS under a repurchase agreement. The agreement requires CM, in the event of default by the dealer, to repurchase property that is collateral (inventory consisting of consumer electronic products) for the financing provided to the Curtis Mathes dealer. CM is contingently liable to DFS for the portion of the receivable that is defaulted through non-payment or non-recovery of the collateral. The maximum contingent liability at June 30, 1998 was approximately $66,000. In conjunction with the settlement agreement with DFS, all dealer financing programs were canceled effective August 1, 1996.

  In the normal course of business, the Company is involved in various product liability and other lawsuits. The Company has accrued $300,000 in connection with these items, which is management's estimate of the potential ultimate aggregate settlement amount and related costs.

  The Company leases equipment under capital leases and office and purchase facilities under long-term noncancelable operating leases. The leases carry no renewal options.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  12.  COMMITMENTS AND CONTINGENCIES - Continued

  The following is a  schedule of future minimum  lease payments at  June
  30, 1998:
                                           Operating           Capital
                                              Leases            Leases
                                         -----------------------------
  1999                                   $   537,027       $    74,758
  2000                                       280,378            69,838
  2001                                       123,780            64,153
  2002                                        49,150            49,599
                                         -----------------------------
                                         $   990,335           258,348
  Less amount representing interest                            (83,257)
                                                           -----------
  Present value of net minimum lease
  payments including current
  maturities of $50,666                                    $   175,901
                                                           ===========

  Rental and lease expense under operating leases for the years ended June 30, 1998, 1997 and 1996 was approximately $698,032, $476,000 and
  $459,000, respectively.

  Also see Licensing Fees and Royalties Commitments - Note 18.

  13. CURTIS MATHES CORPORATION REORGANIZATION

  On October 1, 1992, (which occurred prior to the Company's acquisition of CM) the Bankruptcy Court for the Eastern District of Texas confirmed CM's plan of reorganization ("Plan"), subject to certain positive and negative covenants. The Plan provided for the following key provisions, which affect the ongoing operations of the reorganized CM.

  Warranty Costs
  --------------
  The reorganized CM assumed the warranties for the original warranty periods for units that were sold prior to CM filing for bankruptcy (pre-petition). The warranty assumed covers parts with a cost in excess of $15 for the remaining term of the warranty period.

  Treatment of DFS Allowed Unsecured Claim
  ----------------------------------------
  The DFS allowed unsecured claim was identified as "class twelve" in the Plan and could not exceed $2,600,000. Beginning on the effective date of the Plan, CM was required to contribute up to $400,000 as needed to fund anticipated losses on certain specific home entertainment units financed by DFS. Additionally, in February 1993, CM began remitting to DFS on a monthly basis an amount equal to 1% of the Company's gross sales for the preceding month. CM paid DFS approximately $71,260 and $216,000 for the years ended June 30, 1996 and 1995, respectively, and approximately $136,000 for the eight-month period ended June 1994. All remaining amounts due under this claim were settled in March 1996.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  14.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

  The Company's customers are located throughout the United States but concentrated in Texas, Oklahoma and Arkansas. Two customers accounted for 12% and 11%, respectively, of the Company's total revenues in 1998. During 1997, no single customer accounted for 10% or more of the Company's net sales. In addition, at June 30, 1998, two customers' accounts comprised approximately 36% of the total trade accounts receivable balance.

  Financial instruments subject to credit risk consist primarily of cash, accounts and notes receivable and notes payable. Cash is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts (approximately $1,986,000 at June 30, 1998). To minimize risk, the Company places its cash and with high credit quality financial institutions. The significant portion of notes receivable is secured by the parts inventory included in the sale. Accounts receivable are generally not secured. Management provides an allowance for doubtful accounts, which reflects its estimate of the uncollectable receivables. In the event of non-performance, the maximum exposure to the Company is the recorded amount of receivable at the balance sheet date.

  15. BUSINESS SEGMENT INFORMATION

  During  1997  and  1996  the  Company  was  engaged  primarily  in  the distribution of consumer electronic products. In 1998, it was primarily engaged in computer sales and services. The following tables set forth-certain information with respect to the years ended June 30:

                                             1998         1997           1996
                                    -----------------------------------------
  Net revenues:
  Computer sales and service        $   2,356,065  $         -  $           -
  Consumer electronics                    131,148    2,503,512      7,656,836
                                    -----------------------------------------
  Consolidated                      $   2,487,213  $ 2,503,512  $   7,656,836
                                    =========================================
  Operating loss:
  Computer sales and service        $  (2,541,457) $         -  $           -
  Consumer electronics                 (9,055,366)  (6,229,880)    (3,478,435)
  Real estate and other                   (29,017)           -              -
  Corporate                            (5,485,376)  (1,982,294)    (1,825,445)
                                     -----------------------------------------
  Total operating loss                (17,111,216)  (8,212,174)    (5,303,880)

  Less interest expense                  (306,925)     (86,292)      (583,433)
                                    -----------------------------------------
  Loss from continuing operations   $ (17,418,141) $(8,298,466) $  (5,887,313)
                                    =========================================

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  15. BUSINESS SEGMENT INFORMATION - Continued

                                             1998         1997           1996
                                    -----------------------------------------
  Identifiable assets:
  Computer sales and service        $   4,506,207  $         -  $           -
  Consumer electronics                  5,402,397   13,620,173      6,356,795
  Real estate and other                       470            -         29,487
  Corporate                             7,819,588    1,854,580      8,824,124
                                    -----------------------------------------
                                    $  17,728,662  $15,474,753  $  15,210,406
                                    =========================================
  Depreciation, amortization and
  write-down:
  Computer sales and service        $   1,406,356  $         -  $           -
  Consumer electronics                  4,845,475      501,310        436,122
  Real estate and other                    29,017      189,194          1,226
  Corporate                               271,335            -        207,780
                                    -----------------------------------------
                                    $   6,552,183  $   690,504  $     645,128
                                    =========================================
  Capital Expenditures:
  Computer sales and service        $   1,287,459  $         -  $           -
  Consumer electronics                          -    1,689,685        194,667
  Corporate                                     -      410,674          1,228
  Less capital expenditures paid
  for other than by cash                        -      (28,882)       (59,337)
                                    -----------------------------------------
                                    $   1,287,459  $ 2,071,477  $     136,558
                                    =========================================

  16. RETIREMENT PLAN

  Prior to  subsidiary Curtis  Mathes  Corporation filing  bankruptcy  in
  1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. The Company believed that all liability for funding of the Plan had been discharged in bankruptcy. However, it was determined in 1996 that funding of the plan for prior year's service has not been relieved. Therefore, the Company accrued the amount of the unfunded plan liability as measured January 1, 1995, resulting in recognition of approximately $171,000 in pension cost for the year ended June 30, 1996.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  16. RETIREMENT PLAN - Continued

  The following table sets forth the funded status of the Company's defined pension plan:

  Actuarial present value of benefit obligations:
                                                   1998           1997
                                               -----------------------
  Accumulated benefit obligation               $712,835       $708,186
                                               --------       --------
  Projected benefit obligation                  712,835        708,186
  Plan assets at fair value                     615,352        618,503
                                               --------       --------
  Excess projected benefit obligation            97,483         89,683

  Increase due to an assumption change           57,151              -

  Net Pension Liability                        $154,634       $ 89,683
                                               -----------------------
  Net pension cost includes the
   following components:

  Interest on unfunded liability               $  6,952       $ 21,227
  Actuarial loss                                   (848)        (3,360)
                                               -----------------------
  Net pension cost                             $  6,104       $ 17,867
                                               =======================
  The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for 1998 and 1997 was 7.00% and 7.75%, respectively. The weighted average assumed rate of return on pension plan assets for 1998 and 1997 was 7.00% and 7.75%, respectively.

  17. INVESTMENT IN JOINT VENTURE

  During 1997, the Company entered into a joint venture agreement with CMLP Group, Ltd. (CMLP), a related party. The joint venture entity, Westgrove Joint Venture (Westgrove), was organized for the purposes of purchasing and managing a particular tract of land. CMLP, a limited partnership, is jointly owned by the Company's officers, members of management, and other related parties. Associates Funding Group, Inc. a related party, is CMLP's general partner. Management and control of Westgrove is maintained by CMLP.

  The carrying amount of the investment represents the Company's initial contribution. The agreement entitled the Company to a 56 percent ownership and earnings allocation. The investment was accounted for under the equity method of accounting for 1997. During fiscal year 1998, the Company issued common stock to each of the other partners, in exchange for their respective interests to complete a 100% ownership in the partnership. This investment in the joint venture has now been reclassified as land to properly reflect the nature of the asset.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  17. INVESTMENT IN JOINT VENTURE - Continued

  After obtaining 100% ownership of the partnership, the Company borrowed $250,000 with the land as collateral for the loan.

  18.   LICENSING FEES AND ROYALTIES COMMITMENTS

  During 1998 and 1997, the Company entered into numerous licensing agreements with third parties. These agreements provide for the licensed use by the Company of certain proprietary technologies, and vary in their terms and conditions. Each agreement required an initial payment, which has been capitalized and included in licensing fees at year-end. Pursuant to these agreements, the Company also committed to future royalties and minimum periodic payments.

  Future minimum payments for the years ended June 30 under these licensing agreements are as follows:

                      1999                         $ 1,000,000
                      2000                           1,800,000
                      2001                           1,050,000
                      2002                             750,000
                                                   -----------
                                                   $ 4,600,000
                                                   ===========

  During fiscal 1997, the Company entered into an agreement for the licensed use of certain technology. Under the terms of the agreement, the Company is obligated to pay future royalties (subject to minimum amounts disclosed above) based on uniView units shipped as follows:

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

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

  19.   EXTRAORDINARY ITEM

  The extraordinary item of $789,426, net of income tax of $463,035, in 1997 represents a gain on forgiveness of debt by DFS. Effective March 9, 1996, the Company and DFS entered into an agreement to settle amounts due from CM to DFS. Under the agreement, all but $500,000 and future repurchase liabilities was forgiven subject to payment in full of the remaining $500,000 on or before April 8, 1997. At June 30, 1996, the Company owed DFS $300,000 of this amount. During 1997, the Company paid DFS $200,000 in cash. The remaining $100,000 was paid by the Custer Company, Inc., a related party who assumed the receivable from DFS.

  20. YEAR 2000

  The Company's assessment of its Year 2000 issues is not complete, however, the Company has taken actions to assess the nature and extent of the work required to make its systems, products and infrastructure Year 2000 ready. The Company intends to work toward making its internal information technology Year 2000 ready, which may include replacing or updating existing computer systems as needed. Additionally, the Company plans to evaluate the Year 2000 readiness of its consultants, vendors and suppliers. Where the Company determines that critical consultants, vendors or suppliers are not Year 2000 ready, the Company will monitor their progress and take appropriate actions. The Company believes it is taking the necessary steps to resolve year 2000 issues and, based on current progress and future plans, the Company believes that the Year 2000 date change will not significantly affect the Company's ability to deliver products and services to its customers on a timely basis; however, given the uncertain consequences of failure to resolve significant year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company. The Company has not determined the cost of completing its compliance with the Year 2000.

                        UNIVIEW TECHNOLOGIES CORPORATION
          (Formerly Curtis Mathes Holding Corporation) AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998, 1997 and 1996

VALUATION AND QUALIFYING ACCOUNTS
                          Balance at  Charged to   Charged                Balance
                           beginning   costs and  to other                 at end
     Description             of year    expenses  accounts  Deductions    of year
---------------------------------------------------------------------------------
Year ended June 30, 1996
Allowance for doubtful
   Accounts               $ (77,034)  $        -  $ 77,034  $        -  $       -
Inventory obsolescence
 reserve                  (229,675)      118,672   111,003           -          -
Note receivable
 reserve                         -      (613,114)        -           -   (613,114)

Year ended June 30, 1997
Inventory obsolescence
   reserve                       -      (255,115)        -           -   (255,115)
Note receivable
 reserve                  (613,114)            -  (375,000)    613,114   (375,000)

Year ended June 30, 1998
Inventory obsolescence
  Reserve                 (255,115)      (75,263)        -           -   (330,378)
Note receivable
 reserve                  (375,000)     (224,417)        -     375,000   (224,417)

                    UNIVIEW TECHNOLOGIES CORPORATION
                        AND SUBSIDIARIES

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

2.3 Stock Purchase Agreement dated as of June 12, 1998 between the Company and Alscomm, Inc. (filed as Exhibit "2" to the Company's Current Report on Form 8-K originally filed with the Commission on June 26, 1998 and incorporated herein by
          reference.)                                         N/A

3(i) Articles of Incorporation of the Company, as amended, defining the rights of security holders (filed as Exhibit "4.1" to the Company's Registration Statement on Form S-3 originally filed with the Commission on May 13, 1998 and incorporated herein by
          reference.)                                         N/A

3(ii) Bylaws of the Company, as amended, defining the rights of security holders (filed as Exhibit "3(ii)" to the Company's
          Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997 and incorporated herein by reference.) N/A

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

4.10 Series M Preferred Stock terms and conditions, as amended on July 11, 1997 (filed as Exhibit "4.7" to the Company's Registration Statement on Form S-3 filed with the Commission on August 18, 1997 and incorporated herein by reference.) N/A

4.11 Series N Preferred Stock terms and conditions, as amended (filed as Exhibit "4.7" to the Company's Registration Statement on Form S-3 filed with the Commission on May 13, 1998 and
          incorporated herein by reference.)                  N/A

4.12 Form of Securities Subscription Agreement for Series M and Series N Preferred Stock (filed as Exhibit "99.2" to the
          Company's Registration Statement on Form S-3 filed with the Commission on November 25, 1997 and incorporated herein by
          reference.)                                         N/A

4.13 Series Q Preferred Stock terms and conditions (filed as Exhibit "4.6" to the Company's Current Report on Form 8-K dated June
          12, 1998 and incorporated herein by reference.)     N/A

4.14 Form of warrant issued in connection with the J.P. Carey Agreement (filed as Exhibit "4.8" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20,
          1998 and incorporated herein by reference.)         N/A

4.15 Form of warrant issued in connection with the Pacific C ontinental Agreement (filed as Exhibit "4.9" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20, 1998 and incorporated herein by reference.) N/A

4.16 Series 1998-A1 Preferred Stock terms and conditions (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20, 1998 and incorporated
          herein by reference.)                               N/A

4.17 Form of warrant issued in connection with Series 1998-A1 Preferred Stock (filed as Exhibit "4.7" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20, 1998 and incorporated herein by reference.)N/A

10.1 Floorplan Purchase Agreement dated as of October 27, 1992 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.13" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and
          incorporated herein by reference.)                  N/A

10.2 Amendment to Floorplan Purchase Agreement dated as of April 30, 1993 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.14" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and
          incorporated herein by reference.)                  N/A

10.3 Financing Program Agreement dated as of October 27, 1992 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.15" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and
          incorporated herein by reference.)                  N/A

10.4 Amendment to Financing Program Agreement dated as of November 6, 1992 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.16" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and
          incorporated herein by reference.)                  N/A

10.5 Amendment to Financing Program Agreement dated as of April 15, 1993 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.17" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and
          incorporated herein by reference.)                  N/A

10.6 Amendment to Financing Program Agreement dated as of September 8, 1993 between Curtis Mathes Corporation and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) (filed as Exhibit "10.18" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and
          incorporated herein by reference.)                  N/A

10.7 Asset Purchase Agreement between Curtis Mathes Marketing Corporation and Hughes Training, Inc. dated as of October 25, 1994, relating to the purchase of the RealView technology (filed as Exhibit "10.20" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and
          incorporated herein by reference.)                  N/A

10.8 Lease Agreement by and between Terry N. Worrell, Sharon C. Worrell, and Kay Y. Moran, Trustee, as Landlord, and Curtis Mathes Corporation, as Tenant, dated October 27, 1994 pertaining to the property utilized as the Corporate headquarters (filed as Exhibit "10.9" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997 and
          incorporated herein by reference.)                  N/A

10.9 Letter of Intent dated April 29, 1996 between Curtis Mathes Corporation, Warranty Repair Corporation, and Inman's Corporation relating to CM warranty service (filed as Exhibit "10.23" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by
          reference.)                                         N/A

10.10 Warranty Service Agreement dated May 10, 1996 between Curtis Mathes Corporation, Warranty Repair Corporation, and Inman's Corporation relating to CM warranty service (filed as Exhibit "10.24" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by
          reference.)                                         N/A

10.11 Memorandum of Asset Purchase Agreement dated June 19, 1996 between Warranty Repair Corporation and Inman's Corporation relating to sale of WRC's parts inventory (filed as Exhibit "10.25" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by
          reference.)                                         N/A

10.12 Promissory Note from Inman's Corporation to Warranty Repair Corporation dated June 19, 1996 relating to sale of WRC parts inventory (filed as Exhibit "10.26" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and
          incorporated herein by reference.)                  N/A

10.13 Security Agreement dated June 19, 1996 between Inman's Corporation and Warranty Repair Corporation relating to sale of WRC parts inventory (filed as Exhibit "10.27" to the Company's annual report on Form 10-K for the fiscal year ended June 30,
          1996 and incorporated herein by reference.)         N/A

10.14 Manufacturing and Consulting Services Agreement dated as of December 6, 1996 between Curtis Mathes Marketing Corporation and McDonald Technologies International, Inc., relating to the manufacture of Curtis Mathes uniViewT set-top units (filed as Exhibit "10.3" to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by
          reference.)                                         N/A

10.15 Joint Venture Agreement dated as of January 20, 1997 between Curtis Mathes Marketing Corporation and CMLP Group, Ltd. pertaining to a tract of land located in the Beltwood North-Trinity Addition to the City of Carrollton, Dallas County, Texas(filed as Exhibit "10.23" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997 and
          incorporated herein by reference.)                  N/A

10.16 RiscOS Licence and Development Agreement dated as of February 20, 1997 between Curtis Mathes Marketing Corporation and Acorn Computers Limited, relating to the license and development of the Curtis Mathes uniViewT technology (filed as Exhibit "10.4" to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.)
                                                              N/A

10.17 Technology License and Distribution Agreement dated as of March 28, 1997 between Curtis Mathes Marketing Corporation and Sun Microsystems, Inc., relating to a license of the Java technology (filed as Exhibit "10.5" to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 and
          incorporated herein by reference.)                  N/A

10.18** Employment Contract with Mr. Custer dated as of April 7, 1997 (filed as Exhibit "10.26" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and
          incorporated herein by reference.)                  N/A

10.19** Employment Contract with Mr. Robinson dated as of April 7, 1997 (filed as Exhibit "10.27" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and
          incorporated herein by reference.)                  N/A

10.20** Stock Option Agreement with Mr. Appel dated as of April 7, 1997 (filed as Exhibit "10.28" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and
          incorporated herein by reference.)                  N/A

10.21** Stock Option Agreement with Mr. Warren dated as of April 7, 1997 (filed as Exhibit "10.29" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and
          incorporated herein by reference.)                  N/A

10.22 Agreement dated as of August 26, 1997 between Curtis Mathes Marketing Corporation and Davis A.S. relating to the manufacture and marketing of large-screen projection television sets (filed as Exhibit "10.1" to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1997
          and incorporated herein by reference.)              N/A

10.23 Promissory Note dated December 23, 1997 from the Company to Geneva Reinsurance Company Ltd. in the original principal sum of $2,000,000 (filed as Exhibit "10.1" to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1998 and incorporated herein by reference.)N/A

21*                                 Subsidiaries of the Company.      73

27*       Financial Data Schedule (for EDGAR filing purposes only.)   74

99.1 Agreement between the Company and Pacific Continental Securities Corp. dated as of June 3, 1998 (the "Pacific Continental Agreement.") (filed as Exhibit "99.1" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20, 1998 and incorporated herein by
          reference.)                                         N/A

99.2 Agreement between the Company and J.P. Carey, Inc. dated as of August 8, 1997 (the "J.P. Carey Agreement")(filed as Exhibit
          "99.2"  to  the Company's Registration Statement  on  Form  S-3
          originally  filed with the Commission on August  18,  1997  and
          incorporated herein by reference.)                  N/A

99.3 Form of Securities Subscription Agreement for Series Q Preferred Stock (filed as Exhibit "99.3" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20, 1998 and incorporated herein by reference.) N/A

99.4 Form of Registration Rights Agreement for holders of Series Q Preferred Stock (filed as Exhibit "99.4" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20, 1998 and incorporated herein by reference.) N/A

99.5 Form of Stock Purchase Agreement for Series 1998-A1 Preferred Stock (filed as Exhibit "99.5" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20,
          1998 and incorporated herein by reference.)         N/A

99.6 Form of Registration Rights Agreement for holders of Series 1998-A1 Preferred Stock (filed as Exhibit "99.6" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20, 1998 and incorporated herein by
          reference.)                                         N/A
_______________
*  Filed herewith.
** Management contract or compensation plan or arrangement required to be filed as a exhibit pursuant to Item 14 (c).