Form 10-K/A
period 1998-06-30
UNIVIEW TECHNOLOGIES CORP
filed 1998-10-22
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-K/A

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

     The Company hereby amends its Annual Report on Form 10-K, filed with the Commission on September 25, 1998, to include the Report of Independent Certified Public Accountants.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNIVIEW TECHNOLOGIES CORPORATION

                              By:    /s/  Billy J. Robinson
                                        Billy J. Robinson
                                        Vice President, Secretary
                                        and General Counsel

October 22, 1998

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
uniView Technologies Corporation (Formerly Curtis Mathes Holding Corporation)

We have audited the consolidated balance sheets of uniView Technologies Corporation (Formerly Curtis Mathes Holding Corporation) and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of uniView Technologies Corporation (Formerly Curtis Mathes Holding Corporation) and Subsidiaries as of June 30, 1998, and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/  King Griffin & Adamson P.C.

                                   KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
September 14, 1998