Form 10-Q
period 1998-09-30
UNIVIEW TECHNOLOGIES CORP
filed 1998-11-03
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

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

     Indicate  by  check mark whether the Registrant (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     At September 30, 1998, there were 11,312,551 shares of Registrant's common stock outstanding.

                         GENERAL INDEX
                                                             Page
                                                             Number
                            PART I.
                     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                  3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                   8

                            PART II.
                       OTHER INFORMATION

ITEM 5.   OTHER INFORMATION                                     9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                     10

SIGNATURES                                                     11

EXHIBIT INDEX                                                  12

                UNIVIEW TECHNOLOGIES CORPORATION
                        and Subsidiaries

                PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

A.   BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION

     The  interim  financial  statements and  summarized  notes  included herein were prepared, without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in the Company's Annual Report on Form 10-K for the preceding fiscal year. These interim financial statements and notes hereto reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results, however, should not be construed as necessarily indicative of future earnings.

UNIVIEW TECHNOLOGIES CORPORATION
Consolidated Balance Sheets (Unaudited)

                                                   September 30       June 30
                                                           1998          1998
                                                   ------------   -----------
ASSETS
Current Assets
    Cash and cash equivalents                      $    207,693   $ 2,284,988
    Accounts receivable                               2,054,445     1,726,900
    Notes receivable                                     29,245       129,902
    Inventory                                           808,046       943,048
    Prepaid expenses and other                          173,023       166,003
                                                   ------------   -----------
    Total current assets                              3,272,452     5,250,841
                                                   ------------   -----------
Long-term notes receivable                               68,208        70,653
Software development                                  7,368,691     7,368,691
    Less amortization                                (5,075,319)   (4,747,694)
Licenses                                              1,130,120     1,130,120
    Less amortization                                   (90,167)      (75,417)
Property and equipment                                5,861,738     5,831,917
    Less depreciation                                (2,710,553)   (2,526,468)
Goodwill, Trademark                                   6,924,095     6,664,341
    Less amortization                                (1,373,434)   (1,285,908)
Other assets                                             47,585        47,586
                                                   ------------   -----------
TOTAL ASSETS                                       $ 15,423,416   $17,728,662
                                                   ============   ===========

UNIVIEW TECHNOLOGIES CORPORATION
Consolidated Balance Sheets (Unaudited) - Continued
                                                   September 30       June 30
                                                           1998          1998
                                                   ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Current maturities of long-term debt           $  4,064,077   $ 3,644,729
    Current maturities of obligations under
       capital leases                                    52,218        50,666
    Trade accounts payable                            3,814,957     4,224,897
    License fees payable                                673,920       673,920
    Accrued and other current liabilities             1,188,174     1,379,753
    Deferred income                                      69,889        69,889
                                                   ------------   -----------
    Total Current Liabilities                         9,863,235    10,043,854
                                                   ------------   -----------
Long-Term Debt
    Obligations under notes payable,
       less current maturities                                -        15,495
    Obligations under capital leases,
       less current maturities                          120,846       124,425
    Warranty Provision                                  128,165       244,657
                                                   ------------   -----------
    Total Liabilities                                10,112,246    10,428,431
                                                   ------------   -----------
Stockholders' Equity

    Preferred stock, cumulative, $1.00 par value;
        1,000,000 shares authorized:
           Series A, 140,000 shares (liquidation
              preference of $140,000)              $    140,000   $   140,000
           Series H, 3 and 3 shares (liquidation
              preference of $75,000 and $75,000)              3             3
           Series Q, 60 shares issued June 1998
              (liquidation preference $1,200,000
                 and $1,500,000)                             48            60
           Series 1998-A1, 80 shares issued June 1998
              (liquidation preference $1,700,000
                  and $2,000,000)                            68            80
    Common stock, $.10 par value; 80,000,000 shares
        authorized; 11,312,551 and 10,032,669 shares
        issued and outstanding at September 30,
        and June 30, 1998                             1,131,255     1,003,267
    Additional paid-in-capital                       42,358,236    42,480,261
    Accumulated deficit, since July 1, 1993 quasi
        reorganization in which an accumulated
        deficit of $4,140,595 was eliminated        (38,318,440)  (36,323,440)
                                                   ------------   -----------
    Total Stockholders' Equity                     $  5,311,170   $ 7,300,231
                                                   ------------   -----------
TOTAL   LIABILITIES   &  STOCKHOLDERS'  EQUITY     $ 15,423,416   $17,728,662
                                                   ============   ===========

UNIVIEW TECHNOLOGIES CORPORATION
Consolidated Statements of Operations (Unaudited)
                                                       Three Months Ended
                                                   September 30  September 30
                                                           1998          1997
                                                   ------------   -----------
REVENUE
    Sales Revenues                                 $  4,391,991   $    74,070
                                                   ------------   -----------
TOTAL REVENUE                                         4,391,991        74,070
                                                   ------------   -----------
COSTS OF SALES                                        3,456,529        65,878
                                                   ------------   -----------
    Gross Profit                                        935,462         8,192

OPERATING EXPENSES                                    2,818,558     2,362,551
                                                   ------------   -----------
    Operating Loss                                   (1,883,096)   (2,354,359)
                                                   ------------   -----------
OTHER INCOME (EXPENSE):
    Interest expense                                   (105,965)      (11,414)
                                                   ------------   -----------
INCOME/(LOSS) FROM CONTINUING OPERATIONS             (1,989,061)   (2,365,773)
Income Tax Benefit                                            -             -

NET INCOME/(LOSS)                                  $ (1,989,061)  $(2,365,773)
                                                   ------------   -----------
NET INCOME/(LOSS) Per Share Cont. Operations,
    Basic and Diluted                              $      (0.19)  $     (0.61)
                                                   ------------   -----------
NET INCOME/(LOSS) Per Share,
    Basic and Diluted                              $      (0.19)  $     (0.61)
                                                   ------------   -----------
WEIGHTED AVERAGE SHARES OUTSTANDING,
    Basic and Diluted
    (adjusted for reverse stock split of 04/24/98)   10,243,171     3,907,626
                                                   ------------   -----------

UNIVIEW TECHNOLOGIES CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
                                                       Three Months Ended
                                                   September 30  September 30
                                                           1998          1997
                                                   ------------   -----------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Income/(Loss)                              $ (1,989,061)  $(2,365,773)
    Adjustments to reconcile net profit/(loss)
       to net cash used by operating activities
          Depreciation and Amortization                 613,986       232,058
          Provision for bad debts                             -        18,417
          Increase (decrease) in accounts payable,
             accrued and other liabilities             (443,702)       76,130
          Decrease (increase) in accounts receivable   (327,545)      (19,858)
          Decrease (increase) in inventory              135,002      (299,717)
          Decrease (increase) in prepaid expense         (7,020)      164,894
          Increase (decrease) in other liabilities            -        95,220
                                                   ------------   -----------
          Cash provided (used) by operating
             activities                              (2,018,340)   (2,289,069)
                                                   ------------   -----------
CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                  (29,821)     (681,283)
    Payments on notes receivable                        103,103             -
    Software Development                                      -    (1,008,030)
    Proceeds from sale of marketable securities               -       135,190
                                                   ------------   -----------
    Cash provided by investing activities                73,282    (1,554,123)
                                                   ------------   -----------
CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from long term debt                              -             -
    Payments on long-term debt                         (130,180)       (4,374)
    Principal payments on capital lease obligations      (2,057)          412
    Issuances of preferred and common stock for cash          -     3,290,000
    Dividends paid through issuance of common stock           -        (6,937)
                                                   ------------   -----------
    Cash provided (used) by financing activities       (132,237)    3,279,101
                                                   ------------   -----------
NET INCREASE (DECREASE) IN CASH                      (2,077,295)     (564,091)
CASH AT BEGINNING OF PERIOD                           2,284,988       800,346
                                                   ------------   -----------
CASH AT END OF PERIOD                              $    207,693   $   236,255
                                                   ------------   -----------

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

                                Overview

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended September 30, 1998. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1998.

                          Results of Operations

     Revenues. The Company reports revenues of $4,392,000 in the first fiscal quarter, compared to $74,000 for the same quarter last year. This increase resulted primarily from the Company's strategic acquisitions and its expanded network design and integration capabilities.

     Gross Profit. Gross Profit equals net sales less cost of goods sold (both labor and material), non-direct, fixed manufacturing costs (such as salaries, leasing costs, and depreciation charges related to production operations), and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the first fiscal quarter, the Company reports gross profit of $935,000, compared to $8,000 for the same quarter last year. This increase resulted primarily from the Company's strategic acquisitions and its expanded network design and integration capabilities.

     Operating Expenses. The Company reports $2,818,000 in operating expenses for the first fiscal quarter, compared to $2,363,000 for the same quarter last year. The Company anticipates that operating expenses will remain fairly consistent as the Company continues to develop and expand its business.

                     Liquidity and Capital Resources

     Cash  Flows  From Operations.   Cash flows from operations  for  the
fiscal quarters ended September 30, 1998 and 1997 were ($2,018,000) and ($2,289,000), respectively. Major components of cash flows from operations
for   the  current  quarter  included:   $614,000  for  depreciation  and
amortization, and the effects of a ($1,989,000) loss from operations.

     Cash Flows From Investing Activities. During the first quarter, the Company purchased $30,000 of property, plant, and equipment as compared to the purchase for cash of approximately $681,000 during the same period last year. The Company also collected $103,000 from payments on notes receivable.

      Cash Flows from Financing Activities. The Company used cash to reduce long term debt in the amount of $132,000 during the quarter ended September 30, 1998, compared to $3,300,000 provided by the issuance of preferred stock during the same quarter last year.

      The Company continues to rely on available credit arrangements and continued sales of its common and preferred stock to supplement its ongoing financial needs. It continues to be evident that to fully realize the expected financial returns on its current business model, it will be necessary for the Company to join with one or more major financial business partners which have the means to fund the Company's operations until it becomes self-supporting. Until the Company becomes self-supporting or links with a substantial financial business partner, additional equity or debt financing will be required. Management continually evaluates opportunities with various investors to raise additional capital, without which, the Company's operations, growth and profitability would be restricted. Management has in the past been able to raise necessary financing to fund ongoing operations, however, there can be no assurance that such resources will continue to be available to the Company or that they will be available upon terms favorable to the Company. A lack of sufficient financial resources to fund operations until the Company's business plan begins to produce the expected returns could have a material adverse effect on the Company's business, operating results and financial condition.

                       PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     The Common Stock is currently listed on the Nasdaq SmallCap Market ("Nasdaq"). In order to continue to be listed on Nasdaq, the Company must maintain $2,000,000 in net tangible assets (total assets less total liabilities and goodwill) or market capitalization of $35,000,000 or $500,000 in net income for two of the last three years, a $1,000,000 market value for the public float, two market-makers, and a minimum bid price of $1.00 per share. The Company has been notified that it complies with all of the above listing criteria except the minimum bid price of its Common Stock. The Company has been further notified that its Common Stock price is not in compliance with the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c)(04). The Company has been provided ninety (90) calendar days, which expires January 13, 1999, to regain compliance with this standard. The Company regains compliance after its Common Stock price closes at or above the minimum requirement for at least ten (10) consecutive trade days prior to January 13, 1999.

     Prior to January 13, 1999 and in the future, if the Company fails to meet the minimum maintenance criteria it may result in the delisting of the Company's securities from Nasdaq, and trading, if any, of the Company's securities would thereafter be conducted in the non-Nasdaq over-
the-counter  market.   If  the  Company's  securities  are  delisted,  an
investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain other rules promulgated under the Securities
Exchange  Act  of  1934,  as  amended.   Such  rules  require  additional
disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock," i.e., any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain
exceptions.   Such  rules further require the delivery  of  a  disclosure schedule explaining the penny stock market and the risks associated therewith prior to entering into any penny stock transaction, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions.) For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of purchasers in this offering to sell the Common Stock in the secondary market.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

          Reference is made to the Exhibit Index beginning on page 12 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K

          During the three months ended September 30, 1998 the Company filed an amended Current Report on Form 8-K/A, dated September 1, 1998 reporting the required financial information concerning the Company's acquisition of Video Management, Inc. (including wholly owned subsidiaries Network America, Inc. and CompuNet Support Systems, Inc.).

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              uniView Technologies Corporation
                                   (Registrant)
                              By:   /s/    Patrick A. Custer
                                   Patrick A. Custer, President
                                   (Principal Financial and Duly
                                    Authorized Officer)
Date:     November 3, 1998

                UNIVIEW TECHNOLOGIES CORPORATION
                        and Subsidiaries

                         EXHIBIT INDEX

Exhibit Number      Description of Exhibits   Sequential Page Number

3(i) Articles of Incorporation of the Company, as amended (filed as Exhibit "4.1" to the Company's Registration Statement on Form S-3 filed with the Commission on May 13,
          1998 and incorporated herein by reference.)         N/A

3(ii) Bylaws of the Company, as amended (filed as Exhibit "3(ii)" to the Company's Quarterly Report on Form 10-Q for
          the   fiscal   quarter  ended  December   31,   1997   and
          incorporated herein by reference.)                  N/A

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

4.4 Series Q Preferred Stock terms and conditions (filed as Exhibit "4.6" to the Company's Current Report on Form 8-
          K   dated  June  12,  1998  and  incorporated  herein   by
          reference.)

4.5 Series 1998-A1 Preferred Stock terms and conditions (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission on July
          20, 1998 and incorporated herein by reference.)     N/A

4.6 Form of warrant issued in connection with Series 1998-A1 Preferred Stock (filed as Exhibit "4.7" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20, 1998 and incorporated herein by
          reference.)                                         N/A

4.7 Form of warrant issued in connection with the J.P. Carey Agreement (filed as Exhibit "4.8" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20, 1998 and incorporated herein by
          reference.)                                         N/A

4.8 Form of warrant issued in connection with the Pacific Continental Agreement (filed as Exhibit "4.9" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20, 1998 and incorporated herein by
          reference.)                                         N/A

27*       Financial  Data  Schedule.                           14
_______________
*  Filed herewith.