Form 10-Q/A
period 1998-09-30
UNIVIEW TECHNOLOGIES CORP
filed 1998-11-24
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q/A

[X] QUARTERLY REPORT (AMENDED) PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

UNIVIEW TECHNOLOGIES CORPORATION
Consolidated Balance Sheets (Unaudited)

                                                   September 30       June 30
                                                           1998          1998
                                                   ------------   -----------
ASSETS
Current Assets
    Cash and cash equivalents                      $    207,693   $ 2,284,988
    Accounts receivable                               2,054,445     1,726,900
    Notes receivable                                     29,245       129,902
    Inventory                                           808,046       943,048
    Prepaid expenses and other                          173,023       166,003
                                                   ------------   -----------
    Total current assets                              3,272,452     5,250,841
                                                   ------------   -----------
Long-term notes receivable                               68,208        70,653
Software development                                  7,368,691     7,368,691
    Less amortization                                (5,075,319)   (4,747,694)
Licenses                                              1,130,120     1,130,120
    Less amortization                                   (90,167)      (75,417)
Property and equipment                                5,861,738     5,831,917
    Less depreciation                                (2,710,553)   (2,526,468)
Trademark, net of accumulated amortization
    of $1,124,940 and $1,066,931, respectively,
    at September 30 and June 30, 1998                 3,759,814     3,820,874
Goodwill, net of accumulated amortization
    of $248,493 and $218,977, respectively,
    at September 30 and June 30, 1998                 1,790,847     1,557,559
Other assets                                             47,585        47,586
                                                   ------------   -----------
TOTAL ASSETS                                       $ 15,423,416   $17,728,662
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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

          Reference is made to the Exhibit Index beginning on page 12 of this Form 10-Q/A for a list of all exhibits filed with and incorporated by reference in this report.

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

                              uniView Technologies Corporation
                                   (Registrant)
                              By:   /s/    Patrick A. Custer
                                   Patrick A. Custer, President
                                   (Principal Financial and Duly
                                    Authorized Officer)
Date:     November 24, 1998

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