Form 10-Q
period 1998-12-31
UNIVIEW TECHNOLOGIES CORP
filed 1999-02-16
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

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

     Indicate  by  check mark whether the Registrant (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     At January 31, 1999, there were 13,273,045 shares of Registrant's common stock outstanding.

                         GENERAL INDEX
                                                          Page Number
                            PART I.
                     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                  3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                   8

                            PART II.
                       OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                    10

ITEM 5.   OTHER INFORMATION                                    11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                     12

SIGNATURES                                                     12

EXHIBIT INDEX                                                  13

                PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets

                                            December 31    June 30
                                            1998           1998
ASSETS                                      -----------    -----------
------                                      (Unaudited)
Current Assets
     Cash and cash equivalents              $    35,692    $ 2,284,988
     Accounts receivable                        867,753      1,726,900
     Notes receivable                           676,545        129,902
     Inventories                                607,528        943,048
     Prepaid expenses and other                       -        166,003
                                            -----------    -----------
     Total current assets                     2,187,518      5,250,841
                                            -----------    -----------
Other Assets
     Software development costs, net          1,912,348      2,620,997
     Licenses, net                              178,750      1,054,703
     Property and equipment, net              2,615,921      3,305,449
     Trademark, net                           3,719,108      3,820,874
     Goodwill, net                            1,638,963      1,557,559
     Other                                      116,259        118,239
                                            -----------    -----------
     Total other assets                      10,181,349     12,477,821
                                            -----------    -----------
TOTAL ASSETS                                $12,368,867    $17,728,662
                                            ===========    ===========

See accompanying notes to consolidated financial statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets - Continued
                                            December 31    June 30
                                            1998           1998
LIABILITIES AND STOCKHOLDERS' EQUITY        -----------    -----------
------------------------------------        (Unaudited)
Current Liabilities
     Current maturities of long-term debt $ 3,409,346 $ 3,644,729 Current maturities of obligations
        under capital leases                     47,274         50,666
     Trade accounts payable                   1,125,630      4,224,897
     License fees payable                             -        673,920
     Accrued and other current liabilities    1,636,607      1,379,753
     Deferred income                                  -         69,889
                                            -----------    -----------
     Total Current Liabilities                6,218,857     10,043,854
                                            -----------    -----------
Long Term Debt
     Obligations under notes payable,
        less current maturities                       -         15,495
     Obligations under capital leases,
        less current maturities                  87,607        124,425
     Warranty provision                         136,163        244,657
                                            -----------    -----------
     Total Liabilities                        6,442,627     10,428,431
                                            -----------    -----------
Stockholders' Equity

   Preferred stock, cumulative, $1.00 par
    value; 1,000,000 shares authorized:
      Series A, 140,000 shares issued
        (liquidation preference of $140,000)    140,000        140,000
      Series H, 55 shares issued and 3 shares
        and 3 shares outstanding at December
        31, 1998 and June 30, 1998, respectively
        (liquidation preference of $75,000 and
        $75,000)                                      3              3
      Series Q, 60 shares issued and 42 shares
        and 60 shares outstanding at December 31,
        1998 and June 30, 1998, respectively
        (liquidation preference $1,050,000 and
        $1,500,000)                                  42             60
      Series 1998-A1, 80 shares issued and 68
        shares and 80 shares outstanding at December
        31, 1998 and June 30, 1998, respectively
        (liquidation preference $1,700,000 and
        $2,000,000)                                  68             80
   Common stock, $.10 par value; 80,000,000 shares
      authorized; 13,273,045 and 10,032,669
      shares issued and outstanding at
      December 31, and June 30, 1998          1,327,304      1,003,267
   Additional paid-in-capital                42,789,963     42,480,261
   Accumulated deficit                      (38,331,140)   (36,323,440)
                                            -----------    -----------
   Total Stockholders' Equity                 5,926,240      7,300,231
                                            -----------    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $12,368,867    $17,728,662
                                            ===========    ===========
See accompanying notes to consolidated financial statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                         Three Months Ended          Six Months Ended
                         -------------------------   -------------------------
                         December 31   December 31   December 31   December 31
                         1998          1997          1998          1997
                         -----------   -----------   -----------   -----------
REVENUES
   Sales Revenues        $ 2,353,424   $    57,305   $ 6,745,415   $   131,375
                         -----------   -----------   -----------   -----------
   Total Revenue           2,353,424        57,305     6,745,415       131,375

COST OF SALES              1,796,132        56,537     5,252,661       122,415
                         -----------   -----------   -----------   -----------
   Gross Profit              557,292           768     1,492,754         8,960

OPERATING EXPENSES         2,431,004     2,145,642     5,249,561     4,508,195
                         -----------   -----------   -----------   -----------
   Operating Loss         (1,873,712)   (2,144,874)   (3,756,807)   (4,499,235)

GAIN ON SALE OF
   SUBSIDIARIES            1,860,207             -     1,860,207             -

OTHER INCOME (EXPENSE):
   Interest and other
     income, net              80,440       334,968        57,746       339,725
   Interest expense          (76,270)      (16,440)     (159,541)      (32,609)
                         -----------   -----------   -----------   -----------
   Total Other Income
     (Expense)                 4,170       318,528      (101,795)      307,116
                         -----------   -----------   -----------   -----------
NET LOSS                 $    (9,335)  $(1,826,346)  $(1,998,395)  $(4,192,119)
                         ===========   ===========   ===========   ===========
Loss per share attributable
   to common stockholders
   Basic and Diluted     $     (0.00)  $     (0.40)  $     (0.18)  $     (1.00)
                         ===========   ===========   ===========   ===========
Weighted average common
   shares outstanding
   Basic and Diluted      12,435,002     4,392,993    11,339,086     4,170,596
                         ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                     Six Months Ended
                                                     -------------------------
                                                     December 31   December 31
                                                     1998          1997
                                                     -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                        $(1,998,395)  $(4,192,119)
     Adjustments to reconcile net profit/(loss)
       to net cash used by operating activities
          Depreciation and amortization                1,400,618       313,038
          Provision for bad debts                              -        18,418
          Gain on sale of subsidiaries                (1,860,207)            -
          Other assets                                    (7,917)      344,671
          Software development costs                           -    (2,690,699)
          Increase (decrease) in accounts payable,
             accrued and other liabilities              (159,815)    2,235,336
          Decrease (increase) in accounts receivable     434,193      (110,326)
          Decrease (increase) in inventories             (29,176)     (507,878)
          Decrease (increase) in prepaid expense          26,184       510,600
          Decrease (increase) in other liabilities             -      (194,112)
                                                     -----------   -----------
          Cash used in operating activities           (2,194,515)   (4,273,071)

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment                  (36,830)   (1,170,936)
     Proceeds from sale of marketable securities               -       273,998
                                                     -----------   -----------
     Cash used for investing activities                  (36,830)     (896,939)
                                                     -----------   -----------
CASH FLOW FROM FINANCING ACTIVITIES
     Payments on notes receivable                         45,803             -
     Payments on long-term debt                         (689,737)      (12,558)
     Issuances of preferred and common stock             625,983     5,392,086
                                                     -----------   -----------
     Cash provided (used) by financing activities        (17,951)    5,379,528
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH                       (2,249,296)      209,518
CASH AT BEGINNING OF PERIOD                            2,284,988       800,346
                                                     -----------   -----------
CASH AT END OF PERIOD                                $    35,692   $ 1,009,864
                                                     ===========   ===========

See accompanying notes to consolidated financial statements.

            UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1998
                               (Unaudited)
BASIS OF PRESENTATION
     The  interim  financial  statements and  summarized  notes  included herein were prepared, without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in the Company's Annual Report on Form 10-K for the preceding fiscal year. These interim financial statements and notes hereto reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results, however, should not be construed as necessarily indicative of future earnings.

CREDIT AGREEMENTS
     Subsidiary Network America, Inc. has a $2.15 million credit facility with FINOVA Capital Corporation secured by its accounts receivable. The outstanding balance under this agreement at December 31, 1998 totaled $530,000. This facility contains various financial covenants, including among other things, minimum net worth, maintenance of certain fixed charge ratios and maximum allowable indebtedness to net worth, with all of which Network America is currently in compliance. (See Exhibit 10.1 filed with this Form 10-Q Report.)

SALE OF SUBSIDIARIES
      On October 31, 1998, the Company sold uniView Marketing Corporation ("UMC") and CompuNet Support Systems, Inc. ("CNSS"). In the transaction, all of the issued and outstanding common stock of each of UMC and CNSS was transferred to W. I. Technology Holding Company Inc. The Company reports a gain of $1.86 million from the transaction, consisting primarily of a reduction in liabilities associated with UMC.

SUBSEQUENT EVENTS
      On January 26, 1999, the Company and its 1998-A1 Preferred Stock holders agreed to restructure Series 1998-A1 Preferred Stock. In connection with the restructure, the Company secured additional funding from 1998-A1 Preferred Stock holders in the amount of $400,000. Under the original agreement signed in June 1998, 1998-A1 preferred shares were convertible into common shares at a conversion price equal to the average of the four lowest closing bid prices of the common stock for the twenty days immediately preceding the date of each conversion. The terms of the restructure include a fixed conversion price of $0.625 per share and limitations on sales of common stock by the holders of 1998-A1 Preferred Stock. (See Exhibit 4.8 filed with this Form 10-Q Report.)

      The Company also secured additional financing of $1.5 million under a 1999 Convertible Debenture dated January 26, 1999. Terms of the debenture include a six percent coupon rate, principal and interest are convertible into common stock at a fixed conversion price of $0.625 per share, and sales of common stock by the debenture holder are limited. (See Exhibit 4.9 filed with this Form 10-Q Report.)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                       Forward Looking Statements

      This report may contain "Forward Looking Statements," which are our expectations, plans, and projections which may or may not materialize, and which are subject to various risks and uncertainties. When used in this report, the words "plans," "believes," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. For a discussion of risk factors associated with some of these expectations, please refer to the section entitled "Risk Factors" contained in our most recent registration statement, as well as our other SEC filings. These filings contain additional discussion about those factors which could cause actual results or events to differ from our expectations. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or change in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

                                Overview

     uniView Technologies Corporation and its subsidiaries (the "Company") develops, licenses and implements innovative technologies and solutions for niche set-top box applications. We recently announced contracts and alliances with new business partners that demonstrate how our custom end-to-end solutions contribute to revolutionized business operations in vertical markets. These markets include, among others, multi-level marketing, utilities, education, banking, hotel, and medical. We also provide complete information technology consulting, including network consulting, system integration, Web site development and hosting, and a full Internet service. More information about us can be found at our Web site, www.uniview.net.
     The  following  discussion provides information  to  assist  in  the understanding of our financial condition and results of operations for the fiscal quarter ended December 31, 1998. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 1998.
                          Results of Operations

     Revenues. We report revenues of $2.35 million in the second fiscal quarter, compared to $57,000 for the same quarter last year. We further report revenues of $6.75 million for the six months ended December 31, 1998, compared to $131,000 for the same period last year. Higher revenues can be attributed to the rapid growth of our Advanced Systems Group and ongoing contribution of our subsidiary, Network America.

     Gross Profit. Gross Profit equals net sales less cost of goods sold (both labor and material), non-direct, fixed manufacturing costs (such as salaries, leasing costs, and depreciation charges related to production operations), and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the second fiscal quarter, we report a gross profit of 550,000 compared to $800 for the same quarter last year. For the six months ended December 31, 1998, we report gross profit of $1.5 million, compared to $9,000 for the same period last year. This increase resulted primarily from the same factors as the increase in revenues.

     Operating Expenses. We report $2.4 million in operating expenses for the second fiscal quarter of the current year as compared to $2.1 million for the same period last year. We report $5.2 million in operating expenses for the six months ended December 31, 1998, compared to $4.5 million for the same period last year. We anticipate that operating expenses will remain fairly consistent as we continue to develop and expand our business.

     Gain on Sale of Subsidiaries. As of October 31, 1998, we completed the spin off of our retail marketing arm, uniView Marketing Corporation ("UMC"), and one of our computer consulting subsidiaries, CompuNet Support Systems, Inc. ("CNSS"). UMC was originally established to create a retail marketing presence for the uniViewr set-top box. Even though this product was introduced and sold though several retailers, we elected to focus on niche markets and not to pursue the direct retail market. CNSS was acquired in a three company transaction and represented a lower level duplication of our Advanced Systems Group ("ASG"). Many of the clients of CNSS have been assimilated into ASG, where the potential for growth and profitability is considered to be much greater. In connection with the transaction, we report a gain of $1.86 million, which consists primarily of a reduction in liabilities associated with UMC.

                     Liquidity and Capital Resources

     Cash Used In Operations. Cash used in operating activities decreased by $2 million, from $4.3 million used during the six months ended December 31, 1997 to $2.2 million used during the same period in 1998. This decrease is primarily attributable to a reduction in software development costs.

     Cash Used In Investing Activities. During the six months ended December 31, 1998, cash used in investing activities declined by $860,000 from the same period last year, due primarily to a reduction in purchases of property and equipment.

      Cash Flows from Financing Activities. We received $625,000 during the six months ended December 31, 1998 from issuances of preferred and common stock, compared to $5.4 million received during the same period last year. We also paid $690,000 on long-term debt during the six months ended December 31, 1998, compared to $13,000 paid during the same period last year. On October 30, 1998 subsidiary Network America, Inc. ("NWA") replaced its then existing financing with a $2.15 million credit facility with FINOVA Capital Corporation. The agreement provides NWA greater flexibility in its daily operations by allowing inventory purchases for pending contracts, secured by accounts receivable.

      We have in the past relied on available credit arrangements and continued sales of our common and preferred stock to supplement our ongoing financial needs. As reflected in our improved financials for the quarter ended December 31, 1998 we have made significant progress under our current licensing and consulting business model. We expect to continue growing our customer base and to continue making progress toward becoming self-supporting. Due to events occurring subsequent to the reporting period, we believe that we currently have sufficient cash reserves to supplement our revenues without the need for additional equity or debt financing. (See "Subsequent Events" in the notes to consolidated financial statements, beginning on Page 7 of this Form 10-Q Report). However, should unexpected financial needs arise in the interim, additional equity or debt financing may be required. We have in the past been able to raise necessary financing to fund ongoing operations. However, there can be no assurance that such resources will continue to be available to us or that they will be available upon favorable terms. An unexpected shortage or lack of sufficient financial resources to fund operations until our business plan begins to produce the expected returns could have a material adverse effect on our business, operating results and financial condition.

                              Other Matters

      Readiness for Year 2000. There has been no material change in our Year 2000 readiness during the reporting period. We are continuing to take steps to assess the nature and extent of our Year 2000 issues, but we have not yet completed our assessment. We intend to work toward making our internal information technology Year 2000 ready. This may include replacing or updating existing computer systems as needed.
Additionally, we plan to evaluate the Year 2000 readiness of our consultants, vendors, suppliers, and major customers. Where we determine that critical consultants, vendors, suppliers, or customers are not Year 2000 ready, we will monitor their progress and take appropriate actions. We intend to develop appropriate contingency plans should certain critical systems utilized by us or our significant affiliates fail as a result of Year 2000 issues. We believe we are taking the necessary steps to resolve Year 2000 issues. Based on current progress and future plans, we believe that Year 2000 issues will not significantly affect our ability to deliver our technologies and services to our customers on a timely basis. However, given the uncertain consequences of failure to resolve significant Year 2000 issues, any one or more such failures could have a material adverse effect on our business, operating results and financial condition.

                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      Former subsidiary uniView Marketing Corporation ("UMC"), was named as a respondent by TVData Technologies, L.P. ("TVData") in an arbitration proceeding filed on June 17, 1998. TVData alleges that UMC failed to pay approximately $525,000 under a contract between the parties dated December 1, 1996. TVData has also included a claim for a contract "termination fee" of approximately $1.2 million. Although the Company sold UMC as of October 31, 1998, the Company retains a contingent liability as guarantor of any termination fee ultimately found to be due. UMC filed a response to the arbitration claim, setting forth various defenses, including a defense that the termination fee is unenforceable as a penalty. The action is currently pending before the American Arbitration Association under Case No. 30 199 00278 98, styled TVData Technologies, L.P. and Curtis Mathes Marketing Corporation.

      On January 15, 1999, TVData filed an action against the Company as guarantor of any termination fee ultimately found to be due under the
contract.   Management  intends  to vigorously  defend  this  action  and believes that the Company will prevail on its defenses. However, as with any action of this type, the timing and degree of any effect upon the Company are uncertain. If TVData prevails on the guaranty, it could have a material adverse effect upon the Company. The action is currently pending in the United States District Court for the Northern District of Texas, under Case No. 399CV0103-J, styled TV Data Technologies, L.P. v. uniView Technologies Corporation, f/k/a Curtis Mathes Holding Corporation.

      The Company is routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company in excess of the amount accrued for such purposes.

ITEM 5.   OTHER INFORMATION

     The Common Stock is currently listed on the Nasdaq SmallCap Market ("Nasdaq"). In order to continue to be listed on Nasdaq we must maintain, among other things, a minimum bid price of $1.00 per share. Nasdaq has notified us that our Common Stock price is not in compliance with their minimum bid price requirement. We regain compliance after our Common Stock price closes at or above the minimum requirement for at least ten (10) consecutive trade days. Nasdaq initially allowed us until January 13, 1999 to regain compliance with this standard or to request a hearing to present our plan for doing so. On January 7, 1999, we requested a hearing to present our plan for regaining compliance. Nasdaq has set our hearing date for February 26, 1998. The stock will continue to be listed during the interim. If our stock price reaches the required level prior to the hearing date, a hearing may not be necessary. At the hearing, we must demonstrate our ability to sustain long term compliance with all applicable Nasdaq maintenance criteria. We expect that we will be able to demonstrate such compliance, but we make no assurance that this will occur.

      If we fail to meet the minimum maintenance criteria, our securities may be delisted from Nasdaq. Any trading of our securities after that would have to be conducted in the non-Nasdaq over-the-counter market. If that happens, an investor could find it more difficult to sell our
securities  or  to  obtain  accurate market  quotations.   Also,  if  the
securities are delisted and the trading price remains below $5.00 per share, trading would be subject to certain other rules of the Exchange Act. Such rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." "Penny stock" is defined as any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery of a disclosure schedule explaining the penny stock market and the risks associated with that market before entering into any penny stock transaction. The rules also impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the securities. This could severely limit the market liquidity of the securities and the ability to sell the securities in the secondary market.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

          Reference is made to the Exhibit Index beginning on page 13 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K

          During the three months ended December 31, 1998 the Company filed a Current Report on Form 8-K dated October 31, 1998 reporting the sale of subsidiaries uniView Marketing Corporation and CompuNet Support Systems, Inc.; the Company also filed a Current Report on Form 8-K dated December 1, 1998 reporting a change in the Company's certifying accountants.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              uniView Technologies Corporation
                                   (Registrant)

                              By: /s/    Patrick A. Custer
                                   Patrick A. Custer, President
                                   (Principal Financial and Duly
                                    Authorized Officer)
Date:     February 16, 1999

                    UNIVIEW TECHNOLOGIES CORPORATION
                        and Subsidiaries

                         EXHIBIT INDEX

Exhibit Number      Description of Exhibits       Sequential Page Number

2 Stock Purchase Agreement dated as of October 31, 1998 between the Company and W. I. Technology Holding Company Inc. concerning the sale of subsidiaries uniView Marketing Corporation and CompuNet Support Systems, Inc. (filed as Exhibit "2" to the Company's Current Report on Form 8-K
          dated   October  31,  1998  and  incorporated  herein   by
          reference.)                                         N/A

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

4.8*      First Addendum to Series 1998-A1 Preferred Stock terms and
          conditions.                                          15

4.9*      Form of Securities Purchase Agreement for 1999 Convertible
          Debenture.                                           17

10.1*     Loan  and Security Agreement between Network America, Inc.
          and FINOVA Capital Corporation.                      29

27*       Financial Data Schedule (for EDGAR filing purposes  only.)
                                                               60
_______________
*  Filed herewith.