Form 10-Q
period 1999-03-31
UNIVIEW TECHNOLOGIES CORP
filed 1999-05-13
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

     At May 7, 1999, there were 13,739,519 shares of Registrant's common stock outstanding.

                         GENERAL INDEX
                                                             Page Number
                            PART I.
                     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                  3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                   8

                            PART II.
                       OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                    10

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS            11

ITEM 5.   OTHER INFORMATION                                    12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                     13

SIGNATURES                                                     13

EXHIBIT INDEX                                                  13

                PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets
                                        March 31          June 30
                                        1999              1998
                                        -----------       -----------
                                        (Unaudited)
ASSETS
   Cash & cash equivalents             $  1,190,022      $  2,284,988
   Accounts Receivable                    1,271,599         1,726,900
   Notes Receivable                          97,453           129,902
   Inventory, net                           501,859           943,048
   Prepaid Expenses                          13,404           166,003
                                        -----------       -----------
   Total Current Assets                   3,074,337         5,250,841
                                        -----------       -----------
OTHER ASSETS
   Software development costs, net        1,584,724         2,620,997
   Licenses, net                            165,000         1,054,703
   Property and equipment, net            1,687,456         3,305,449
   Trademark, net                         3,637,695         3,820,874
   Goodwill, net                          1,591,963         1,557,559
   Other                                     79,180           118,239
                                        -----------       -----------
   Total other assets                     8,746,018        12,477,821
                                        -----------       -----------
TOTAL ASSETS                           $ 11,820,355      $ 17,728,662
                                        ===========       ===========
See accompanying notes to
consolidated financial statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets
                                                    March 31       June 30
                                                    1999           1998
                                                    -----------    -----------
LIABILITIES AND STOCKHOLDERS EQUITY                 (Unaudited)
CURRENT LIABILITIES
   Current Maturities of long-term debt            $  1,356,422   $  3,644,729
   Current maturities of capital leases                  67,627         50,666
   Trade accounts payable                             1,304,942      4,224,897
   License fee payable                                       --        673,920
   Accrued and other current liabilities              1,575,920      1,379,753
   Deferred income                                           --         69,889
                                                    -----------    -----------
   Total Current Liabilities                          4,304,911     10,043,854
                                                    -----------    -----------
Long Term Debt
   Obligations under notes payable,
          less current maturities                     2,562,553         15,495
   Obligations under capital
          leases, less current maturities                42,397        124,425
   Warranty Provision                                    53,592        244,657
                                                    -----------    -----------
   Total Liabilities                                  6,963,453     10,428,431
                                                    -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, cumulative, $1.00 par value;
    1,000,000 shares authorized:
       Series A, 140,000 shares issued
         (liquidation preference of $140,000)           140,000        140,000
       Series H, 55 shares issued and 3 and
         3 shares outstanding at March 31, 1999
         and June 30, 1998, respectively
         (liquidation preference of $75,000 and $75,000)      3              3
       Series Q, 60 shares issued and 41 and
         60 shares outstanding at March 31, 1999
         and June 30, 1998, respectively
         (liquidation preference of $1,025,000 and
         $1,500,000)                                         41             60
       Series 1998-A1, 80 shares issued and 0 shares
         and 80 shares outstanding at March 31, 1999
         and June 30, 1998, respectively (liquidation         0             80
         preference of $0 and $2,000,000)
       Series 1999-B, 84 shares issued and 84 shares and
         0 shares outstanding at March 31, 1999 and
         June 30, 1998, respectively (liquidation
         preference of $2,100,000 and $0)                    84              0
   Common stock, $.10 par value; 80,000,000 shares
      authorized; 13,420,769 and 10,032,669 shares
      issued and outstanding at March 31, 1999,
      and June 30, 1998                               1,342,077      1,003,267
   Additional Paid In Capital                        44,175,700     42,480,261
   Accumulated Deficit                              (40,801,003)   (36,323,440)
                                                    -----------    -----------
   Total Stockholders' Equity                         4,856,902      7,300,231
                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 11,820,355   $ 17,728,662
                                                    ===========    ===========
See accompanying notes to consolidated financial statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                                                   Three Months Ended            Nine Months Ended
                                              --------------------------    --------------------------
                                                 March 31       March 31       March 31       March 31
                                                     1999           1998           1999           1998
                                              -----------    -----------    -----------    -----------
REVENUES
     Revenues                                 $ 2,510,921      $  58,019    $ 9,256,336      $ 189,393
                                              -----------    -----------    -----------    -----------
          Total Revenue                         2,510,921         58,019      9,256,336        189,393

COST OF REVENUES                                2,384,836         61,795      7,637,497        184,209
                                              -----------    -----------    -----------    -----------
          Gross Profit                            126,085         (3,776)     1,618,840          5,184

OPERATING EXPENSES                              2,435,599      3,675,576      7,685,160      8,183,771
                                              -----------    -----------    -----------    -----------
          Operating Loss                       (2,309,514)    (3,679,352)    (6,066,320)    (8,178,587)

GAIN ON SALE OF SUBSIDIARIES                           --             --      1,860,207             --
OTHER INCOME (EXPENSE)
          Loss from sale of land                  (82,800)            --        (82,800)            --
          Interest and other income               167,229        113,996        224,976        453,721
          Interest expense                       (243,963)      (113,578)      (403,504)      (146,187)
                                              -----------    -----------    -----------    -----------
          Total Other Income (Expense)           (159,534)           418       (261,328)       307,534
                                              -----------    -----------    -----------    -----------
NET LOSS                                      $(2,469,048)   $(3,678,934)   $(4,467,442)   $(7,871,053)
                                              ===========    ===========    ===========    ===========
Loss per share attributable to
         common stockholders
         Basic and Diluted                          (0.19)         (0.70)         (0.38)         (1.70)

Weighted average common shares outstanding
         Basic and Diluted                     13,298,044      5,299,214     11,854,100      4,541,310

See accompanying notes to
consolidated financial statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
                                                          Nine Months Ended
                                                    --------------------------
                                                       March 31       March 31
                                                           1999           1998
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                           $ (4,467,442)  $ (7,871,053)
Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
      Depreciation and Amortization                   2,230,269      1,081,688
      Provision for Bad Debt                                 --         84,710
      Gain on sale of subsidiaries                   (1,860,207)            --
      Loss on sale of land                               82,800             --
      Changes in assets and liabilities,
          net of effects from acquisitions
          and dispositions:
             Accounts payable and
               accrued liabilities                       34,044      3,456,258
             Other liabilities                               --        (91,793)
             Accounts receivable                         31,066        (63,023)
             Inventory                                   76,493       (186,207)
             Prepaid expense                             12,780        547,672
             Other assets                               (39,045)       369,904
      Cash provided by (used in)                    -----------    -----------
          operating activities                       (3,899,242)    (2,671,844)
                                                    ===========    ===========
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment              (62,365)    (1,217,560)
        Software Development                                 --     (2,653,752)
        Investments - other                                  --        (12,500)
        Proceeds from sale of investments                    --        282,142
        Proceeds from sale of land                      250,000             --
        Issuance of note receivable                          --       (350,894)
                                                    -----------    -----------
        Cash provided by (used in)
           investing activities                         187,635     (3,952,564)
                                                    ===========    ===========
CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on notes receivable                    100,657        243,795
        Proceeds from long term debt                  1,800,000             --
        Principal payments on long-
           term debt                                    (60,000)       (21,452)
        Forgiveness of debt                            (250,000)            --
        Issuances of preferred and
           common stock for cash:                     1,025,983      5,720,000
                                                    -----------    -----------
        Cash provided by (used in)
           financing activities                       2,616,640      5,942,343
                                                    ===========    ===========
NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                             (1,094,967)      (682,065)
CASH AND CASH EQUIVALENTS, BEGINNING                  2,284,988        800,346
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, ENDING                  $  1,190,021        118,281
                                                    ===========    ===========
See accompanying notes to consolidated financial statements.

            UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1999 (Unaudited)

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

CREDIT AGREEMENT/NOTES PAYABLE

     The Company's subsidiary, Network America, Inc. has a $2.15 million credit facility with FINOVA Capital Corporation secured by its accounts receivable. The outstanding balance under this agreement at March 31, 1999 totaled $697,300. This facility contains various financial covenants, including among other things, minimum net worth, maintenance of certain fixed charge ratios and maximum allowable indebtedness to net worth, with all of which Network America is currently in compliance. Network America also had $256,700 short term debt outstanding at the end of the period.

     In March 1999, the Company received $1.8 million from a private issue of 3 year notes. Other outstanding notes at the end of the period were $1.165 million, including a note of $741,000 the maturity of which was extended to March 31, 2002.

SALE OF SUBSIDIARIES

     On October 31, 1998, the Company sold uniView Marketing Corporation ("UMC") and CompuNet Support Systems, Inc. ("CNSS"). In the transaction, all of the issued and outstanding common stock of each of UMC and CNSS was transferred to W. I. Technology Holding Company Inc. The Company had a gain of $1.86 million from the transaction, consisting primarily of a reduction in liabilities associated with UMC.

FINANCING TRANSACTIONS

     On January 26, 1999, the Company sold its Series 1999-B Preferred Stock in the face amount of $2.1 million. In connection with the transaction, the Company received additional funding of $400,000 in cash, credited the outstanding balance of Series 1998-A1 Preferred Stock toward the purchase, and canceled Series 1998-A1 Preferred Stock. Terms of Series 1999-B Preferred Stock include a fixed conversion price, which represents the market price of $0.625 per share on the date of the transaction, and limitations on conversions into and sales of underlying common stock by the holders.

     The Company obtained additional financing of $1.5 million under a 1999 Convertible Debenture dated January 26, 1999. Terms of the debenture include a six percent coupon rate, and principal and interest are convertible into common stock at a fixed conversion price, which represents the market price of $0.625 per share on the date of the transaction.

     The Company obtained additional financing of $300,000 under a 1999 Convertible Debenture dated March 4, 1999. Terms of the debenture include a six percent coupon rate and principal and interest are convertible into common stock at a fixed conversion price of $0.625 per share, which represents a discount from the market price of $1.06 per share on the date of the transaction.

     Previously in the second fiscal quarter the Company received
$550,000 from the issuance of common stock and $76,000 from the exercise of warrants.

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

     The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended March 31, 1999. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 1998.

                          Results of Operations

     Revenues. We had revenues of $2.51 million in the third fiscal quarter, compared to $58,000 for the same quarter last year. We further report revenues of $9.25 million for the nine months ended March 31, 1999, compared to $189,000 for the same period last year. Higher revenues can be attributed to the rapid growth of our Advanced Systems Group and ongoing contribution of our subsidiary, Network America.

     Gross Profit. Gross Profit equals net sales less cost of goods sold (both labor and material), non-direct, fixed manufacturing costs (such as salaries, leasing costs, and depreciation charges related to production operations), and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the third fiscal quarter, we report a gross profit of $126,000 compared to a loss of $3,776 for the same quarter last year. For the nine months ended March 31, 1999, we report gross profit of $1.6 million, compared to $5,184 for the same period last year. This increase resulted primarily from the same factors as the increase in revenues.

     Operating Expenses. We report $2.4 million in operating expenses for the third fiscal quarter of the current year as compared to $3.7 million for the same period last year. We report $7.7 million in operating expenses for the nine months ended March 31, 1999, compared to $8.2 million for the same period last year. We anticipate that operating expenses will remain fairly consistent as we continue to develop and expand our business.

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

                     Liquidity and Capital Resources

     Cash Used In Operations. Cash used in operating activities increased by $1.2 million, from $2.7 million used during the nine months ended March 31, 1998 to $3.9 million used during the same period in 1999. This increase is attributable to a reduction in payables and accrued liabilities offset by increased depreciation and amortization.

     Cash Used In Investing Activities. During the nine months ended March 31, 1999, cash used in investing activities increased by $4.1 million from the same period last year, due to a reduction in software development costs and reduced purchases of property and equipment.

     Cash Flows from Financing Activities.   We received $1.0 million
during the nine months ended March 31, 1999 from issuances of preferred and common stock, compared to $5.7 million received during the same period last year. We also paid $60,000 on long-term debt during the nine months ended March 31, 1999, compared to $21,000 paid during the same period last year. On October 30, 1998 subsidiary Network America, Inc. ("NWA") replaced its then existing financing with a $2.15 million credit facility with FINOVA Capital Corporation. The agreement provides NWA greater flexibility in its daily operations by allowing inventory purchases for pending contracts, secured by accounts receivable.

     During the fiscal quarter ended March 31, 1999, we did not achieve a positive cash flow from operations. Accordingly, we continue to rely on available borrowing arrangements and continued sale of our common stock and preferred stock to fund operations until a positive cash flow from operations can be achieved. We believe that we have made significant progress under our business plan and that cash flow from operations will improve within the next several months. However, it may be necessary to pursue additional funding as we continue to develop, license and implement technologies and solutions for our existing and future customers. We continually evaluate opportunities with various investors to raise additional capital, without which, our growth and profitability could be restricted. Although we believe that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to us or that they will be available upon favorable terms. An unexpected shortage or lack of sufficient financial resources to fund operations until our business plan begins to produce the expected returns could have a material adverse effect on our business, operating results and financial condition.

                              Other Matters

     Readiness for Year 2000. Our assessment of the nature and extent of our Year 2000 issues is ongoing, but we have not yet completed our assessment. We intend to work toward making our internal information technology Year 2000 ready. This may include replacing or updating existing computer systems as needed. Additionally, we plan to evaluate the Year 2000 readiness of our consultants, vendors, suppliers, and major customers. Where we determine that critical consultants, vendors, suppliers, or customers are not Year 2000 ready, we will monitor their progress and take appropriate actions. We intend to develop appropriate contingency plans should certain critical systems utilized by us or our significant affiliates fail as a result of Year 2000 issues. We estimate our total cost of achieving Year 2000 compliance will be less than $50,000. We believe we are taking the necessary steps to resolve Year 2000 issues. Based on current progress and future plans, we believe that Year 2000 issues will not significantly affect our ability to deliver our technologies and services to our customers on a timely basis. However, given the uncertain consequences of failure to resolve significant Year 2000 issues, any one or more such failures could have a material adverse effect on our business, operating results and financial condition.

                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      On October 22, 1998, Raytheon Training, Inc., formerly known as Hughes Training, Inc., filed an action against uniView Marketing Corporation ("UMC") and the Company, alleging that UMC failed to pay approximately $475,000 under a contract between the parties dated October 25, 1994. Although we sold UMC as of October 31, 1998, we retain a contingent liability as guarantor of any amounts ultimately found to be due under the contract. UMC and the Company filed a response to the claim, setting forth various defenses. We intend to vigorously defend this action and believe that we will prevail on our defenses. However, as with any action of this type, the timing and degree of any effect upon the Company are uncertain. If Raytheon prevails on the guaranty, it could have a material adverse effect upon the Company. The action is currently pending in the 342nd District Court of Tarrant County, Texas, under Case No. 342-175836-98, styled Raytheon Training, Inc. f/k/a Hughes Training, Inc. v. uniView Marketing Corporation f/k/a Curtis Mathes
Marketing Corporation and uniView Technologies Corporation f/k/a Curtis Mathes Holding Corporation.

     The Company is routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company in excess of the amount accrued for such purposes.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Sales of equity securities during the reporting period that were not registered under the Securities Act of 1933 consisted of the following:

     On January 26, 1999 we placed with accredited investors a face amount of $2.1 million of our Series 1999-B Preferred Stock, along with warrants to purchase One Million shares of Common Stock (the "Warrants"). The investors paid $400,000 in cash and exchanged a face amount of $1.7 million of our Series 1998-A1 Preferred Stock, which was canceled. The private placement was made pursuant to the exemption from registration provided by Securities and Exchange Commission ("SEC") Regulation D. In accordance with the terms and conditions of the placement, Series 1999-B Preferred Stock is convertible into shares of our $.10 par value Common Stock at various times at a fixed conversion price of $.625 per share, which represents the market price of the Common Stock on the date of the transaction. The warrants are exercisable into Common Stock for three years at an exercise price of $1.00 per share. The placement further provides for registration, from time to time, of portions of the Common Stock underlying the warrants and Series 1999-B Preferred Stock. (A form of the Certificate of Designation and a form of the Warrants for Series 1999-B Preferred Stock are filed herewith, as reflected in the Exhibit Index of this Form 10-Q.)

     On January 26, 1999 we also placed with accredited investors a principal sum of $1.5 million of our 1999.1 Convertible Debenture. The private placement was made pursuant to the exemption from registration provided by SEC Regulation D. In accordance with the terms and conditions of the placement, the 1999.1 Debenture is convertible into shares of our $.10 par value Common Stock at various times at a fixed conversion price of $.625 per share, which represents the market price of the Common Stock on the date of the transaction. The placement further provides for registration, from time to time, of portions of the Common Stock underlying the 1999.1 Debenture. (A form of the Securities Purchase Agreement for the 1999.1 Debenture is filed herewith, as reflected in the Exhibit Index of this Form 10-Q.)

     On March 4, 1999 we placed with accredited investors a principal sum of $300,000 of our 1999.2 Convertible Debenture. The private placement was made pursuant to the exemption from registration provided by provided by SEC Regulation D. In accordance with the terms and conditions of the placement, the 1999.2 Debenture is convertible into shares of our $.10 par value Common Stock at various times at a fixed conversion price of $.625 per share, which represents a discount from the market price of $1.06 per share on the date of the transaction. The placement further provides for registration, from time to time, of portions of the Common Stock underlying the 1999.2 Debenture. (A form of the Securities Purchase Agreement for the 1999.2 Debenture is filed herewith, as reflected in the Exhibit Index of this Form 10-Q.)

     On March 29, 1999 we issued 50,000 shares of our Common Stock to accredited investors pursuant to conversion of a portion of our outstanding Series Q Preferred Stock. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D. We received no additional cash for the conversion, as we received cash upon the purchase and issuance of the preferred shares in June 1998. Series Q Preferred Stock is convertible into shares of our $.10 par value Common Stock at a variable conversion price. (The terms and conditions of Series Q Preferred Stock are contained in an exhibit previously filed with the SEC, as reflected in the Exhibit Index of this Form 10-Q.)

ITEM 5.   OTHER INFORMATION

     The Common Stock is currently listed on the Nasdaq SmallCap Market ("Nasdaq"). In order to continue to be listed on Nasdaq we must maintain, among other things, a minimum bid price of $1.00 per share. Nasdaq previously notified us that our Common Stock price was not in compliance with their minimum bid price requirement. Although, our stock price has now achieved the required level, we will be deemed in compliance only after Nasdaq determines that we have the ability to sustain long term compliance in the future with all applicable Nasdaq maintenance criteria. We believe that we have demonstrated to Nasdaq our current compliance and our ability to sustain long term compliance with all applicable listing criteria, but we make no assurance that Nasdaq will agree.

     If Nasdaq determines that we do not have the ability to sustain long term compliance with all applicable Nasdaq maintenance criteria, our securities may be delisted from Nasdaq. Any trading of our securities after that would have to be conducted in the non-Nasdaq over-the-counter market. If that happens, an investor could find it more difficult to sell our securities or to obtain accurate market quotations. Also, if the securities are delisted and the trading price remains below $5.00 per share, trading would be subject to certain other rules of the Exchange Act. Such rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." "Penny stock" is defined as any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery of a disclosure schedule explaining the penny stock market and the risks associated with that market before entering into any penny stock transaction. The rules also impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the securities. This could severely limit the market liquidity of the securities and the ability to sell the securities in the secondary market.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

          Reference is made to the Exhibit Index beginning on page 14 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K

          During the three months ended March 31, 1999 the Company filed no Current Reports on Form 8-K.

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

Date:     May 13, 1999

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

4.5 Form of warrant issued in connection with Series 1998-A1 Preferred Stock (filed as Exhibit "4.7" to the Company's
          Registration  Statement  on  Form  S-3  filed   with   the
          Commission  on  July 20, 1998 and incorporated  herein  by
          reference.)                                                    N/A

4.6       Form  of warrant issued in connection with the J.P.  Carey
          Agreement   (filed  as  Exhibit  "4.8"  to  the  Company's
          Registration  Statement  on  Form  S-3  filed   with   the
          Commission  on  July 20, 1998 and incorporated  herein  by
          reference.)                                                    N/A

4.7*      Form  of Series 1999-B Preferred Stock Certificate  of
          Designation.                                                   15

4.8*      Form  of warrants issued in connection with Series  1999-B
          Preferred Stock.                                               34

4.9 Form of Securities Purchase Agreement for 1999.1 and 1999.2 Convertible Debenture (filed as Exhibit "4.9" to the
          Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 and incorporated herein by reference.) N/A

27*       Financial Data Schedule (for EDGAR filing purposes  only.)     41
_______________
*  Filed herewith.