Form 10-K
period 1999-06-30
UNIVIEW TECHNOLOGIES CORP
filed 1999-09-22
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended June 30, 1999

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

     On August 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant (16,559,505 shares) was approximately $21,527,357 based upon the average of the high and low trading prices of the Common Stock as reported by the Nasdaq Stock Market ($1.30).

     On August 31, 1999, there were 16,919,274 shares of Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Exhibits shown on Exhibit Index.

                              GENERAL INDEX


Page Number

ITEM l.   BUSINESS                                              3

ITEM 2.   PROPERTIES                                            6

ITEM 3.   LEGAL PROCEEDINGS                                     7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   8

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                   9

ITEM 6.   SELECTED FINANCIAL DATA                              10

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                  10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                          18

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Index to Consolidated Financial Statements           18

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING  AND FINANCIAL  DISCLOSURE                18

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   19

ITEM 11.  EXECUTIVE COMPENSATION                               21

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                           25

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       26

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K                                          27

SIGNATURES                                                     28

EXHIBIT INDEX                                                  60

                UNIVIEW TECHNOLOGIES CORPORATION

                             PART I
ITEM l.   BUSINESS

     (a)  General Development of Business

     uniView Technologies Corporation and its subsidiaries (the "Company") is engaged in the development, licensing and implementation of innovative hardware and network technologies and solutions for niche set-top box applications including home healthcare, education, banking, medical, hotel, and home office, as well as providing system integration, technical support and network consulting.

     We were incorporated in Texas on July 13, 1984. We filed an S-18 registration statement in November 1984 and completed the registered offering in January 1985. On November 8, 1993 our stock was first listed on the Nasdaq Stock Market.

     In November 1993, we acquired Curtis Mathes Corporation (CMC), maker of consumer electronics products relating specifically to the home entertainment industry, and in May 1994, we changed our name to Curtis Mathes Holding Corporation to reflect our primary business activity at that time. During fiscal 1996, CMC sold its entire remaining inventories to a third party and negotiated a satisfaction of its primary debt obligation with Deutsche Financial Services Corporation ("DFS"). CMC has had no sales since that time.

     In 1996 we began development of our proprietary Internet/television "convergence" technology, called "uniViewr," designed to enhance the capabilities of television. We introduced our first set-top box in 1997, which incorporated the uniView technology and included its own "back office" support and connectivity to its own Internet service, the uniView Xpresswayr, which was developed concurrently with the set top box technology.

     In 1997 we began to offer consulting services in connection with our revolutionary set top box and, today, we use convergence devices and integration expertise to design custom broadband networks for clients in multi-level marketing, hospitality, medical facilities, utilities, banking, and telecommunications. In addition to complete network system design and integration, we also offer Web site development, web site hosting, and full international Internet access, as well as product research and development and customer service. The transition from a consumer electronics company to a technology consulting company has been completed, and is exemplified by the Company's name change to "uniView Technologies Corporation."

     (b)  Financial Information About Industry Segments

     Please refer to Note Q of the Notes to Consolidated Financial Statements in this Form 10-K for information concerning Industry
Segments.

     (c)  Narrative Description of Business

Major Markets, Products and Services

     Our primary focus is in offering the technical expertise of our experienced and knowledgeable staff to customers wishing to increase business productivity by maximizing the benefits of their information technology (IT). We target various niche markets, including home healthcare, education, banking, hotel, home office, and consumer electronics, among others.

     Consulting Services include identifying a customer's individual needs and then either modifying an existing network system, or designing and implementing a customized, cost-efficient, state-of-the-art interactive broadband network that integrates one or more devices such as personal computers, set-top boxes, and/or web phones. Administration and networking offerings include systems design, systems configuration, project management, UNIX administration, NT administration, Novell administration, LAN and WAN design, and Internet connectivity. Programming languages supported include PERL, C, C++, Java, and Visual Basic. Database consulting is available for DBA, Programming Oracle, and SQL Server.

     ISP Services include the full-service uniView Xpressway which allows the capability of providing web hosting, web development, and corporate connectivity through ISDN or dial-up, as well as providing the specialized Internet access and online services that enhance the advanced features of the uniView set-top box.

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

Patents, Trademarks and Licenses

     We own or hold rights to all patents, trademarks and licenses that we consider to be necessary in the conduct of our business, including the registered "uniView" trademark, which is due for renewal in July 2003; the registered "Curtis Mathes" name and logo, which is due for renewal in April 2005; the registered "Lightning Bolts" logo which is due for renewal in September 2008; and the registered "uniView Xpressway" trademark which is due for renewal in May 2009.

Manufacturing

     We have no plans to manufacture any product based upon our technology. Licensees of our technology are expected to make their own arrangements for manufacturing and may use various manufacturers located in America and abroad to produce licensed products.

Environmental

     We believe that we are presently in substantial compliance with all existing applicable environmental laws and do not anticipate that such compliance will have a material effect on our future capital expenditures, earnings or competitive position.

Major Customers

     We had no customers in 1999 accounting for more than 10% of our consolidated revenues. We had one customer in 1999 accounting for 17% of our trade accounts receivable, and two customers in 1998 accounting for 36% of our trade accounts receivable.

Competition

     The industry in which we and our licensees operate is intensely and increasingly competitive and includes a large number of technology development and consulting companies, Internet service providers and manufacturers of consumer electronics products. A number of companies have announced development of, or have introduced Internet-television convergence devices and technologies similar to our uniView technologies. Such competitors include, among others: (i) suppliers of low-cost Internet access technologies, such as "network computer" devices promoted by Oracle and others, (ii) "set top" boxes developed by WebTV Networks, Scientific Atlanta and others, as well as (iii) video game devices that provide Internet access such as the Sega Saturn, the Sony Playstation and the Nintendo 64. In addition, manufacturers of television sets have announced plans to introduce Internet access and Web browsing capabilities into their products or through set-top boxes, using technologies supplied by others. Personal computer manufacturers, such as Gateway 2000, are introducing products that offer full-fledged television viewing, combined with Internet access. Operators of cable television systems also plan to offer Internet access in conjunction with cable service. We also compete with various national and local Internet service providers, such as the Microsoft Network, AT&T Corp., MCI Communications Corporation, Netcom and others, and commercial on-line services such as America Online, Inc., ICTV and @Home Network, Road Runner Group (owned by Time Warner Inc.). Competition occurs principally in the areas of style, quality, functionality, service, design, product features and price of the licensed product.

Research and Development

     We view our ability to offer new, improved, and innovative interactive broadband technologies as an important component in our plan for future growth. We intend to take advantage of licensing opportunities, as well as pursue internal and external development of new technology as may be necessary to meet customer demand and to achieve and maintain a competitive position in the marketplace.

Employees

     As of June 30, 1999, we employed 79 persons. We believe that our employee relations are good.

Warranty

     CMC continues to meet its warranty obligations through an outside warranty service provider which specializes in warranty service and repair for consumer electronics. By contracting these services to an outside company, CMC has been able to more efficiently provide consistent high quality warranty support, and we have been able to eliminate the direct overhead associated with the warranty support function. Amounts have been accrued to cover estimated product warranty costs. Many of the warranties on products sold in the past are expiring, and due to lower product sales in the past few years CMC's warranty obligations are slowly diminishing. (See Note J of the Notes to Consolidated Financial Statements for further warranty information.)

ITEM 2.   PROPERTIES

     At June 30, 1999 we continued to operate from the following locations:

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

     Our locations are deemed to be suitable for all of our operations and are reasonably well utilized. As we have moved away from consumer electronics, our need for facilities related to receiving, storing and distributing large quantities of consumer electronics products has diminished. Consequently, the bulk of the warehouse space at our current corporate headquarters location is under-utilized. The lease term for this location expires in November 1999 and we are currently evaluating other locations.

ITEM 3.   LEGAL PROCEEDINGS

     In June 1998, we acquired 100 percent ownership of Video Management Inc. ("VMI"), which owns 100 percent of Network America, Inc. ("NWA"), an Oklahoma corporation, and CompuNet Support Systems, Inc. ("CNSS"), a Texas corporation. VMI had previously acquired NWA and CNSS from DataTell Solutions, Inc. ("DataTell") as a result of an agreement to accept collateral in satisfaction of a debt owing by DataTell to VMI.
The stock of NWA and CNSS had been pledged to VMI by DataTell as collateral in a series of note agreements with VMI. In May 1998 an involuntary petition in bankruptcy was filed against DataTell under Chapter 7 of the United States Bankruptcy Code. The relevance of this proceeding is that if certain conditions are satisfied, the acquisition of NWA and CNSS by VMI could be reviewed by the Court to determine whether a preferential or a fraudulent transfer of those assets had occurred under the bankruptcy code.

     We believe that the proceeding will have no material adverse effect upon the Company. However, as with any action of this type, the timing and degree of any effect upon the Company are uncertain and there can be no assurance that the proceeding will not have an adverse impact on the Company in the future. The action is currently pending in the United States Bankruptcy Court, Northern District of Texas, Dallas Division, under Case No. 398-34353-RCM-7 (Chapter 7), styled In re: DataTell Solutions, Inc. (Tax I.D. #75-2687364), Debtor.

     Former subsidiary uniView Marketing Corporation ("UMC") was named as a respondent by Davis A/S ("Davis") in a commercial, international arbitration proceeding filed in May 1998. The action was filed in the International Chamber of Commerce Court of Arbitration under Case No. 9981 FMS, styled Davis A/S v. Curtis Mathes Marketing Corporation. This action has been dismissed without prejudice.

     In October 1998 Raytheon Training, Inc., formerly known as Hughes Training, Inc., filed an action against uniView Marketing Corporation ("UMC") and the Company, alleging that UMC failed to pay approximately $475,000 under a contract between the parties dated October 25, 1994. Although we sold UMC as of October 31, 1998, we retain a contingent liability as guarantor of any amounts ultimately found to be due under the contract. UMC and the Company filed a response to the claim, setting forth various defenses. We intend to vigorously defend this action and believe that we will prevail on our defenses. However, as with any action of this type, the timing and degree of any effect upon the Company are uncertain. If Raytheon prevails on the guaranty, it could have a material adverse effect upon the Company. The action is currently pending in the 342nd District Court of Tarrant County, Texas, under Case No. 342-175836-98, styled Raytheon Training, Inc. f/k/a Hughes Training, Inc. v. uniView Marketing Corporation f/k/a Curtis Mathes Marketing Corporation and uniView Technologies Corporation f/k/a Curtis Mathes Holding Corporation.

     Subsequent to June 30, 1999, we entered into a new Database Services Agreement with TVData Technologies, L.P. and all litigation between the parties was dismissed with prejudice. In return for being granted access to TVData's database of TV listings for two more years, we pre-paid $750,000 and issued 250,000 shares of our common stock to TVData. The agreement further provides for an annual fee of $70,000 and a fee for each of our customers that use the TV listings. The litigation was previously reported as an arbitration proceeding filed with the American Arbitration Association under Case No. 30 199 00278 98, styled TVData Technologies, L.P. and Curtis Mathes Marketing Corporation; and another action in the United States District Court for the Northern District of Texas, under Case No. 399CV0103-J, styled TV Data Technologies, L.P. v. uniView Technologies Corporation, f/k/a Curtis Mathes Holding Corporation.

     We are routinely a party to ordinary litigation incidental to our business, as well as to other litigation of a nonmaterial nature, the outcome of which we do not expect, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations in excess of the amount accrued for such purposes at June 30, 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     We held our 1998 Annual Shareholders' Meeting on May 13, 1999. Of our 13,470,769 common shares issued and outstanding as of the Record Date, 12,787,145 were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting.

     The following proposals were approved by a majority of the shares represented at the meeting:

     1.   Election of Directors:
               Patrick A. Custer   (FOR  12,650,082; WITHHELD  137,063.)
               Edward M. Warren    (FOR  12,649,982; WITHHELD  137,163.)
               Bernard S. Appel    (FOR  12,649,982; WITHHELD  137,163.)
               Billy J. Robinson   (FOR  12,650,082; WITHHELD  137,063.)

     2. Ratification of the appointment of the accounting firm of Grant Thornton LLP as independent auditors for the Company for the fiscal year ended June 30, 1999.

     FOR   12,647,483         AGAINST   108,367        ABSTAIN   31,295

     The following proposal was NOT approved by the required number of shareholder votes:

     3. Authorization for the Company to issue, if required, the remaining common shares for conversion of the Series Q Preferred Stock.

     FOR   4,347,096          AGAINST   425,028        ABSTAIN   41,851

                            PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER  MATTERS

Market Information

     Our Common Stock, $.10 par value (the "Common Stock") trades on the Nasdaq Stock MarketSM under the symbol "UVEW." "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market consists of two distinct market tiers: the Nasdaq National Marketr and the Nasdaq SmallCap MarketSM. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. The quarterly high and low trade price information for our Common Stock for each quarter in the last two fiscal years are presented below.

     Quarter Ending Date                High Trade          Low Trade
     Fiscal 1999

     June 30, 1999                      $ 4.75              $ 0.97
     March 31, 1999                     $ 2.25              $ 0.38
     December 31, 1998                  $ 0.97              $ 0.38
     September 30, 1998                 $ 2.44              $ 0.50

     Fiscal 1998

     June 30, 1998                      $ 5.00              $ 1.41
     March 31, 1998                     $ 6.25              $ 1.25
     December 31, 1997                  $ 8.44              $ 1.25
     September 30, 1997                 $ 9.69              $ 4.69

     As of August 31, 1999 there were a total of approximately 15,500 record shareholders and individual participants in security position listings. As of the same date there were 16,919,274 common shares outstanding. We have never paid cash dividends on common shares, and do not anticipate doing so in the foreseeable future.

Recent Sales of Unregistered Securities

     On June 1, 1999 we issued 1,000,000 shares of our Common Stock to an accredited investor in partial conversion of $1 million of the 1997 Convertible Note, at a conversion rate of $1.00 per share. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D.

ITEM 6.   SELECTED FINANCIAL DATA

     All financial data for the years referenced below were derived from our Consolidated Financial Statements for those years and the comparability of the information is affected by acquisitions, dispositions, and other transactions which are described in the footnotes which accompany those Consolidated Financial Statements, and which should be read in conjunction with this five-year financial summary. Other factors which may affect the comparability of the information for the more recent fiscal years are discussed further in Item 7 below.

                           Year Ended June 30,
                           ------------------------------------------------------------------------------------
                           1999             1998             1997             1996             1995
                           ----             ----             ----             ----             ----
Consolidated Statement
of Operations Data
----------------------
Revenues                   $11,486,058      $  2,487,213     $  2,503,512     $  7,656,836     $ 21,267,244

Net Loss                    (6,297,353)      (17,418,141)      (7,509,040)      (5,887,313)      (4,236,585)
Loss per Common Share(1)         (0.52)            (3.37)           (2.33)           (3.55)           (4.40)
Loss from
  Continuing Operations     (6,297,353)      (17,418,141)      (8,298,466)      (5,887,313)      (4,409,585)
Loss from
  Continuing Operations
  per Common Share(1)            (0.52)            (3.37)           (2.57)           (3.55)           (4.60)

Consolidated Balance
Sheet Data
--------------------
Total Assets               $ 14,080,768     $ 17,728,662     $ 15,474,753     $ 15,210,406     $ 14,088,400

Long Term Debt including
  Current Maturities          3,823,210        3,835,315          525,837        1,450,435        3,282,706

Shareholders' Equity          8,336,978        7,300,231       12,300,635       11,723,532        2,920,780

(1) Computed based upon the weighted average number of common shares outstanding during each fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information to assist in the understanding of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere herein.

                       Forward Looking Statements

     This report may contain "Forward Looking Statements," which are our expectations, plans, and projections which may or may not materialize, and which are subject to various risks and uncertainties, including statements concerning expected expenses, Year 2000 readiness, and the adequacy of our sources of cash to finance our current and future operations. When used in this report, the words "plans," "believes," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Factors which could cause actual results to materially differ from our expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; Year 2000 readiness of our suppliers, and the risks described from time to time in the our SEC filings. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or change in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

                                Overview

     uniView Technologies Corporation offers the expertise and innovative tools necessary to create fully customized video-on-demand, interactive applications, e-commerce, and other interactive broadband services. Building on a foundation of interactive broadband technology, and the understanding of end user requirements, we have merged our Internet access technologies and existing applications with the technologies of our development partners to deliver the future of interactive networking products and services. In 1997, we introduced our first revolutionary set top box and, today, we use convergence devices and integration expertise to design custom broadband networks for clients in multi-level marketing, hospitality, medical facilities, utilities, banking, and telecommunications. In addition to complete network system design and integration, we also offer Web site development, web site hosting, and full international Internet access, as well as product research and development and customer service. More information about us can be found at our Web site, www.uniView.net.

                          Results of Operations

Revenues

     Total sales for fiscal year 1999 were $11.49 million, which represents a significant increase over sales of $2.49 million in 1998. Most of the sales for 1999 can be attributed to network system design and integration services provided through our subsidiary, Network America, Inc. ("NWA"), which was acquired at the end of fiscal year 1998; however, we expect our Advanced Systems Group ("ASG") to substantially increase its contribution to revenues during the coming year from contracts such as those with Mary Kay and Domintel.

     Sales of $2.50 million during 1998 were the same as sales in 1997. Substantially all sales for 1998 occurred as a direct result of our 1998 acquisitions. Sales in 1997 were diminished by unforeseen delays in the introduction of the uniView set top box. All sales for 1997 resulted from finished goods television products being exchanged for advertising from a major cable television network.

Gross Profit

     Gross profit in 1999 was 15.4%, compared to a negative 55.3% gross profit in 1998. Gross margin for the sale of products for 1999 was approximately $1.48 million, which represents an increase of approximately $896,000 over 1998. Gross margin for service revenue for 1999 was $284,000, which represents an increase of approximately $1.3 million over 1998. Gross margin for product sales and services provided by NWA is expected to remain fairly consistent in the future, while the gross margin provided by ASG is expected to increase.

     1998 is not comparable to 1997 as a result of a different product and service mix provided in those years. Gross profit for 1998 was a negative 20%, compared to a negative 4% in 1997. During fiscal 1997, dated inventories were sold at below original cost while in 1998 costs of running nationwide points of presence for the Internet service resulted in additional costs.

Inventories and Software Costs Write-Down

     During 1998 we wrote down our inventories related to our set top box by $869,490, which represents the inventories estimated net realizable value and had an additional provision for inventory obsolescence of $75,263. No inventories were written down in 1999. The 1998 write-down was the result of a change in the marketing strategy of our set top boxes, which were initially offered on a retail basis in the consumer electronics market. However, because of slow consumer acceptance of this product category, we realized that set top box sales alone would not produce the kind of return on investment that we hope to achieve for our shareholders. We redirected our focus and determined not to sell uniView set top boxes on a retail basis, but rather to bundle the product, together with our connectivity and other computer-related services, and market the resulting package in a commercially based market.

     Approximately $2.4 million of software development costs related to the uniView set top box were capitalized in 1998. Capitalized software costs for the existing platform and operating system, which are not expected to be used in the next generation of the uniView set top box on a go-forward basis, were expensed and amounted to approximately $3 million. Software costs of approximately $414,000 were capitalized in 1999.

     Software development costs capitalized in connection with the uniView Xpressway Internet service during 1998 and 1997 were $828,000 and $1,151,000, respectively. We originally positioned ourselves to market our uniView Xpressway Internet services to a broad based consumer market, consistent with our initial marketing strategy for the set-top box. We redirected our focus and determined to promote those services in the commercial market, as an integral part of the uniView package. In connection with this refocus and a review of capitalized software costs, during 1998 we wrote-off approximately $452,000 of software development costs attributable to the uniView Xpressway Internet service. No further software costs in connection with the uniView Xpressway Internet service were capitalized or written off in 1999.

Operating Expenses

     Total operating expenses for fiscal 1999 decreased by $2.89 million from 1998. Compensation expense increased over 1998 by $870,000, which resulted from the effect of a full year's reporting of the employees acquired with NWA at the end of last year. Expenses related to the Internet online service were reduced by approximately $1 million in 1999 from 1998; public company expenses consisting of filing fees, brokerage fees and commissions was reduced by $436,000 in 1999 from 1998; and marketing and advertising expenses were reduced by $1.2 million in 1999 from 1998. Significant components of operating expenses for 1999 consisted of $3.67 million for compensation; $890,000 for facilities (net of $1.4 million for depreciation); and $1.69 million for amortization of software development costs, trademark and goodwill.

     Operating expenses for fiscal 1998 increased by $3.75 million from 1997. Compensation expense increased in 1998 by $1.38 million over 1997 as a result of an increase in the number of employees of the Company. Amortization of goodwill, trademark and software development costs, and depreciation of property plant and equipment increased by approximately $2.34 million during 1998 from 1997. This resulted primarily from amortization of the capitalized software costs which we began to amortize in 1998, as well as depreciation of equipment related to the Internet service, which we began depreciating in 1998. In addition, we amortized goodwill in connection with our acquisitions at the end of fiscal 1998. In connection with the Internet service, we expensed approximately $1 million for connectivity related to frame relay, local loop carrier charges and points of presence. These increases were partially offset by other increases and decreases in expenses during 1998. Significant components of operating expenses for 1997 consisted of $1,981,000 for advertising and $517,000 for research and development.

Gain on Sale of Subsidiaries

     On October 31, 1998 we completed the sale of our retail marketing arm, uniView Marketing Corporation ("UMC"), and one of our computer consulting subsidiaries, CompuNet Support Systems, Inc. ("CNSS"). UMC was originally established to create a retail marketing presence for the uniViewr set-top box. Even though this product was introduced and sold though several retailers, we elected to focus on niche markets and not to pursue the direct retail market. CNSS was acquired in 1998 and represented a lower level duplication of our Advanced Systems Group ("ASG"). Many of the clients of CNSS have been assimilated into ASG, where the potential for growth and profitability is considered to be much greater. In connection with the transaction, we reported a gain of $1.66 million, which consists primarily of a reduction in liabilities associated with UMC.

Interest Expense

     Interest expense increased to $472,000 in fiscal 1999 from $307,000 in fiscal 1998. This increase was a result of additional borrowings to fund operations.

     Interest expense increased to $307,000 in fiscal 1998 from $86,000 in fiscal 1997. This increase was primarily the result of additional borrowings during 1998 intended to fund the uniView product and Internet service operations.

                     Liquidity and Capital Resources

Cash Flows From Operations

     Cash used by operations for the fiscal year ended June 30, 1999 was $5.23 million, compared to $6.29 million in 1998. Major components of cash flows from operations in fiscal 1999 included: $3.1 million for depreciation and amortization; a decrease of $791,000 in accounts payable and accrued liabilities; $1.66 million for recognition of gain on sale of subsidiaries; and the effects of a $6.3 million loss from operations.

     Cash used by operations for the fiscal years ended June 30, 1998 and 1997 were $6.29 million and $7.27 million, respectively. Major components of cash flows from operations in fiscal 1998 included: $1.75 million decreases in prepaid expenses, a significant portion of which relates to amounts reclassified to inventories which accounts for the $1.1 million increase in inventories, approximately $500,000 of the decrease in prepaid expenses relates to advertising costs expensed in 1998; the increase in accounts payable, accrued liabilities, and other current liabilities of $3.28 million; $3.17 million for depreciation and amortization; $4.39 million for the write down of inventories and capitalized software; and the effects of a $17.4 million loss from operations.

     Major components of cash flows from operations for 1997 included:
$1.83 million for increases in prepaid expenses related to parts inventories components for uniView production; $789,000 for recognition of gain on extinguishment of debt (net of income taxes of $463,000); the increase in accounts payable, accrued liabilities, and other payables of $1.44 million; $691,000 for depreciation and amortization; and the effects of a $7.5 million loss from operations.

Cash Flows From Investing Activities

     During fiscal 1999, we purchased for cash $126,000 of property and equipment as compared to $1.29 million in fiscal 1998. We paid $414,000 in cash for improvements to the uniView set top box product line and Internet services in fiscal 1999 as compared to $3.22 million spent in cash developing these product lines during fiscal 1998. We collected another $201,000 on notes receivable and received $250,000 from the sale of land in fiscal 1999.

     During fiscal 1998, we purchased for cash $1.29 million of property and equipment as compared to $2.1 million during fiscal 1997. The expenditures during 1998 relate primarily to property and equipment in connection with the Internet service. We paid $3.22 million in cash for continued development of the uniView set top box product line and Internet services in fiscal 1998 as compared to $3.65 million spent in cash developing these product lines during fiscal 1997. Additionally, during 1998, we collected $627,000 on notes receivable; and $1.1 million was paid in cash in 1997 for licensing of technologies pertaining to software for the uniView and uniView Xpressway product lines.


Cash Flows From Financing Activities

     We generated net cash from financing activities of $7.45 million during the fiscal year ended June 30, 1999. Significant components included $6 million received from preferred and common stock; $2.2 million received for convertible debentures and other borrowings; and $500,000 used for payments on long term debt.

     We generated net cash from financing activities of $11.7 million during the fiscal year ended June 30, 1998. Significant components included $9.65 million received from preferred and common stock; $2.5 million, the significant portion of which was received under a borrowing arrangement; and $414,000 for payments on long term debt. A significant portion of the preferred stock issued for cash was converted into common stock.

     We generated net cash from financing activities of $11.8 million during the fiscal year ended June 30, 1997. Significant components included $8.3 million received from issuances of preferred and common stock; $1 million received from advances under our borrowing arrangement that was later converted to common stock; $1.2 million paid in cash for preferred stock redeemed; $643,000 for payments on long term debt; and the receipt of $4.35 million cash for common stock issued in the prior year.

                              Other Matters

Cash Flow

     During the fiscal years ended June 30, 1999, 1998 and 1997 we did not achieve a positive cash flow from operations. Accordingly, we rely on available borrowing arrangements and continued sale of our common stock and preferred stock to fund operations until a positive cash flow from operations can be achieved. We expect to achieve a positive cash flow in the coming fiscal year; however, if we are unable to achieve a positive cash flow from operations, additional financing or placements will be required. We continually evaluate opportunities with various investors to raise additional capital, without which, our growth and profitability could be restricted. Although we believe that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to us or that they will be available upon favorable terms.

Nasdaq Listing

     Nasdaq initiated a listing requirement review of our stock in 1998 as a result of our common stock trading below the minimum required Nasdaq SmallCap Market bid price of $1.00 per share for more than 30 days. In addition to regaining compliance with the bid price requirement, Nasdaq required us to demonstrate that we had the ability to sustain long term compliance with all applicable Nasdaq maintenance criteria. Subsequent to June 30, 1999, Nasdaq notified us that we had achieved the required level and that we were in compliance with all Nasdaq SmallCap Market listing maintenance requirements.

Readiness for Year 2000

     We have recognized the need to ensure that our operations and relationships with vendors and other third parties will not be adversely impacted by software processing errors arising from the calculations using the Year 2000 ("Y2K") and beyond.

     We have created a company-wide Y2K team to identify and resolve Y2K issues associated with our internal information systems, internal non-information systems, the products and services we sell, and our major suppliers of products and services. We established a Y2K program coordinator to ensure these programs are implemented across the Company. The coordinator provides a single point of reference, both internal, and external, for us. Our products are Y2K compliant. Our internal reporting system has been upgraded to a Y2K compliant system. In addition, we are communicating with our suppliers, customers, vendors and financial service organizations regarding their Year 2000 compliance. We anticipate that our full Year 2000 review, new information system implementation, and other necessary remediation actions will be substantially complete by the end of the third quarter of 1999. We estimate our total cost of achieving Year 2000 compliance will be less than $50,000. We have funded these expenditures through our normal operating budget, and as required by generally accepted accounting principles, these costs are being expensed as incurred. We do not believe that the costs associated with such actions will have a material adverse effect on our results of operations or financial condition. However the costs of such actions may vary from quarter to quarter, and there is no assurance that there will not be a delay in our implementation or increased costs associated with the implementation of such changes. Failure to achieve Y2K readiness could delay our ability to ship products and deliver services. Our inability to perform these functions could have an adverse effect on future results of operations or financial condition.

     Non-IT systems include, but are not limited to, telephone systems; fax machines; facilities systems regulating alarms, building access and sprinklers; and other miscellaneous systems and processes. Y2K readiness for these internal non-IT systems is the responsibility of our Y2K coordinator. We anticipate that all Non-IT systems will be compliant if they are not already compliant by the end of the third quarter of 1999.

     We regularly review and monitor our suppliers' Y2K readiness plans and performance. In some cases, to meet Y2K readiness, we have replaced suppliers or eliminated suppliers from consideration for new business. While we have contingency plans in place to address most issues under our control, an infrastructure problem outside of our control could result in a delay in delivery of products of services depending on the nature and severity of the problems. We would expect that most utilities and service providers would be able to restore service within days although more pervasive system problems involving multiple providers could last two to four weeks or more depending on the complexity of the systems and the effectiveness of their contingency plans. Although we are dedicating significant resources towards attaining Y2K readiness, there is no assurance we will be successful in our efforts to identify and address all Y2K issues. Even if we act in a timely manner to complete all of our assessments; identify, develop and implement remediation plans believed to be adequate; and develop contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K is based on our best estimates given information that is currently available and is subject to change. As we continue to progress with our Y2K initiatives, we may discover that actual results will differ materially from these estimates.

Factors That May Affect Future Results

     We participate in a highly volatile industry which is characterized by rapidly changing patterns and fierce industry-wide competition. It is clear that we will be required from time to time to adjust our focus to adapt to the rapidly changing marketplace. Any delay or failure in anticipating or responding to such rapidly changing conditions could have an adverse effect upon our anticipated operating results.

Outlook:  Issues and Uncertainties

     We do not provide forecasts of future financial performance. While we continue to pursue new business that complements our overall business plan, the following issues and uncertainties, among others, should be considered in evaluating our growth outlook.

Rapid Technological Change

     The computer systems design services and interactive broadband industry is undergoing rapid changes including evolving industry standards, frequent new product and services introductions and changes in customer requirements and preferences. The introduction of new technologies, products and services can render our existing and announced technologies, products and services obsolete or unmarketable. The development cycle for new technology may be significantly longer than our past development cycle for existing and proposed technology and may require us to invest our resources in areas that may not become profitable. There can be no assurance that the expected demand for our technologies, products and services will materialize or continue or that the mix of our future offerings will keep pace with technological changes or satisfy evolving customer preferences or that we will be successful in developing and marketing future technologies, products and services. Failure to keep pace with customer preferences and requirements in a timely fashion could have a material adverse effect on our business, operating results and financial condition.

Long-term Research and Development Investment Cycle

     Software requires an investment in its development which often involves a long payback cycle. We have made significant investments in software research and development in the past, which may not be recouped in the near future; however, we expect spending for research and development in 2000 to remain low.


Limited Protection of Intellectual Property and Proprietary Rights: Risk of Litigation

     We regard our convergence technology containing software-related components as proprietary and we rely primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect these proprietary rights. As the number of convergence products in the industry increases and the functionality of these products overlap, infringement claims may also increase. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and we are no party to any leveraged financial instruments.

     We are exposed to interest rate risk primarily through our borrowing activities, which are described in the "Long-Term Debt" Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements and related Financial Statement Schedules are included immediately following the signature page of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     A new independent accountant, Grant Thornton LLP, was engaged as of December 1, 1998 as the principal accountant to audit the Registrant's financial statements beginning with fiscal year ended June 30, 1999.

     The client-auditor relationship with King Griffin & Adamson P.C. ended, with the approval of our audit committee, as of December 1, 1998. The change resulted from our desire to move to a larger firm.

     During our two most recent fiscal years and the subsequent interim period preceding termination of the relationship, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Although unrelated to the change, the former accountant's report on our financial statements for fiscal year 1998 contained an opinion that was qualified concerning our ability to continue as a going concern. The former accountant was provided with a copy of the above disclosures and was requested to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. The former accountant's letter was filed as an exhibit to our Current Report on form 8-K dated December 1, 1998.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                     The Board of Directors

     The following sets forth, with respect to each member of our Board of Directors as of June 30, 1999, his name, age, period served as director, present position, if any, with the Company and other business experience. All directors serve one-year terms between annual meetings of shareholders.

     Patrick A. Custer, 50, is the Chairman of the Board, President and Chief Executive Officer. Mr. Custer served as a director from 1984 to 1985, and from 1987 until the present. He served as President and Chief Executive Officer from 1984 to 1985 and from September 1992 until the present. From 1986 until 1990, Mr. Custer was an international business consultant for Park Central Funding (Guernsey), Ltd. From 1978 until 1982, Mr. Custer was a general securities principal and worked for a major brokerage firm as a corporate finance specialist and was owner of his own brokerage firm. He was responsible for structuring and funding IPO's, real estate, energy companies, and numerous high-tech start-up companies. Mr. Custer's technical experience includes engineering and management positions with Texas Instruments and Honeywell. Mr. Custer is a graduate of Texas Tech University in Finance and Management, with additional studies in Electrical Engineering and master studies in Finance.

     Edward M. Warren, 58, has been a director since September 1992. Since 1980, he has been the Registered Principal and Branch Manager for a major securities firm in Albany, New York. He is also a Financial Consultant, having presented numerous financial seminars over the years throughout eastern New York and western New England. He is also a co-founder of the Coronado Group, through which he has in the past provided professional services to the financial community, such as the analysis of economic and market conditions, review of financial products, exchange of marketing ideas, and continuing evaluation and recommendation of asset allocation models. Mr. Warren received his undergraduate degree from Williams College and holds a Master of Arts degree from Harvard University.

     Billy J. Robinson, 51, has been a director since March 1994. He has also served as Vice President/ General Counsel since October 1993, and as Secretary since June 1994. Mr. Robinson has over twenty years legal experience, representing banks and other financial institutions, with a concentration in commercial transactions. Mr. Robinson is admitted to practice before the United States Supreme Court, the United States District Court for the Northern District of Texas and the District of New Mexico, and is licensed to practice before all state courts in Texas and New Mexico. Mr. Robinson is a certified Mediator in the State of Texas and is the author of the 1994-95 Real Estate Law Correspondence Course for the Texas Tech University Paralegal Certification Program.


     Bernard S. Appel, 67, has been a director since February 1995. He has enjoyed a career of 34 years with Radio Shack, holding every key merchandising and marketing position, culminating with his promotion to president in 1984. In 1992 he was promoted to Chairman of Radio Shack and Senior Vice President of Tandy Corporation. Since July 1993, Mr. Appel has operated the private consulting firm of Appel Associates.

                       Executive Officers

     The following sets forth, with respect to each executive officer not heretofore named, as of June 30, 1999, his name, age, present position and offices held, period of service in such capacity, and other business experience.

     Thomas W. (Bill) Park, 64, has been Vice President and Chief Operating Officer of various subsidiaries of the Company since October 3, 1994. He is responsible for securing strategic technology partners to ensure leading-edge product design and manufacturing of uniView products and the uniView Xpressway systems and services. He has in the past managed annual sales in excess of $250 million, both domestic and abroad. Mr. Park has a dynamic breadth of experience in manufacturing, quality assurance, engineering, product development and customer service. Mr. Park enjoyed a career of 29 years with CMC, before leaving in August, 1993 for a position as Vice President of Benelec Corporation, an international trading company dealing in electronics, medical supplies, and other products. From August, 1993 until his return to the company in 1994, Mr. Park continued to make his knowledge and experience available to CMC as a consultant. During his career with CMC, he served in various positions with the company, beginning as an Office Manager/ Cost Accountant in 1964 and culminating as Executive Vice President in 1985, in which capacity he served until 1993. Mr. Park has traveled extensively and maintains valuable business contacts in Europe and Asia. He holds a Bachelor of Business Administration degree in Finance from the University of Texas.

     Thomas P. O'Mara, 39, joined the Company in August, 1996, and in April, 1997 was promoted to Vice President/ Sales and Marketing of all operating subsidiaries of the Company, bringing with him more than 14 years of experience in the consumer electronics industry. Mr. O'Mara is responsible for the sales, marketing and advertising strategy for uniView's set-top box applications, and the uniView Xpressway, the Company's Internet-access system and on-line service. In addition, Mr. O'Mara has applied his broad technology expertise in the actual development, design and execution of the uniView technology. He also supervises corporate marketing and communications, channel partner programs, and strategic alliance programs. Prior to joining the Company, Mr. O'Mara spent 13 years with Pioneer Electronics, during which time he was directly involved in sales and marketing aspects for the majority of all of Pioneer's consumer electronics products. Mr. O'Mara received a bachelor of business administration degree in accounting from LaSalle University (Philadelphia, Pa.).


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the 1934 Act ("Section 16(a)"), requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities ("10% Owners") to file reports of beneficial ownership of our securities and changes in such beneficial ownership with the Securities and Exchange Commission ("Commission"). Directors, executive officers and 10% Owners are also required by rules promulgated by the Commission to furnish us with copies of all forms they file pursuant to Section 16(a).

     Based solely upon a review of the copies of the forms filed pursuant to Section 16(a) furnished to us, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal year ended June 30, 1999, we believe that during the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% Owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

                   Summary Compensation Table

     The following table summarizes the compensation paid over the last three completed fiscal years to our Chief Executive Officer and any other executive officer who received compensation of $100,000 or more during the fiscal year ended June 30, 1999.


                                                               Long Term Compensation
                           Annual Compensation                 Awards                       Payouts

(a)               (b)      (c)       (d)      (e)              (f)          (g)             (h)      (i)

                                                                                                     All
                                                                                                     Other
Name and          Year                        Other            Restricted   Securities      LTIP     Compen-
Principal         Ended                       Annual           Stock        Underlying      Payouts  sation
Position          Jun. 30  Salary($) Bonus($) Compensation($)  Award(s)($)  Options/SARs(#)  ($)      ($)
Patrick A. Custer 1999     184,728     -0-     12,000            -0-          -0-            -0-       -0-
  Chairman of the 1998     170,000     -0-     12,000            -0-         15,000          -0-       -0-
  Board and CEO   1997     151,310    11,200   12,000            -0-         40,000          -0-       -0-

Billy J. Robinson 1999     135,722     -0-      7,500            -0-          -0-            -0-       -0-
  Vice President, 1998     125,000     -0-     27,500           18,177       15,000          -0-       -0-
  General Counsel 1997     110,481    11,200   27,500           43,625       15,000          -0-       -0-

           Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table shows aggregate exercises of options (or tandem stock appreciation rights) and freestanding stock appreciation rights during the fiscal year ended June 30, 1999 by each of the named executive officers.

(a)                (b)          (c)       (d)                 (e)

                                          Number of
                                          Securities          Value of
                                          Underlying          Unexercised
                                          Unexercised         In-the-Money
                                          Options/SARs at     Options/SARs at
                                          FY-End (#)(1)       FY-End ($)(1)(2)
Name and           Shares       Value
Principal          Acquired     Realized  Exercisable (E)/    Exercisable/
Position           on Exercise  ($)(1)    Unexercisable (U)   Unexercisable
--------           -----------  ------    -----------------   -------------
Patrick A. Custer
  Chairman of the                            35,000 (E)          --
  Board and CEO         --        --         15,000 (U)          --

Billy J. Robinson
  Vice President,                            21,250 (E)          --
  General Counsel       --        --          8,750 (U)          --

(1)  The Company has not made any grants of SARs.
(2) On June 30, 1999 the options were not considered "in-the-money," as the fair market value of the underlying securities on that date ($2.25) did not exceed the exercise price of the options.

                   Compensation of Directors

     None of the inside directors are paid compensation as such, except for services performed in another capacity, such as an executive officer. The outside directors are paid $500 per meeting, plus their expenses for attending Board of Director meetings. During fiscal 1999, we additionally granted each of the two outside directors stock options to purchase 50,000 shares of Common Stock. The options have a five year life, vested immediately and are priced at the average closing bid price of the Common Stock, as reported by NASDAQ, for the five (5) trading days immediately preceding the date of grant. The exercise price of the options is $1.83 per share and the market price of the Common Stock on the date of grant, July 25, 1998, was $1.84 per share.

Employment Contracts and Termination and Change-in-Control Arrangements

     In April 1997 we entered into employment agreements with named executive officers Messrs. Custer and Robinson for approximately a three-year term, ending on December 31, 1999. The terms of both employment agreements include an agreed annual salary, employee benefits, nonstatutory stock options, portions of which vest at certain times depending on the employee's continued tenure with us, and provisions concerning termination of employment upon sale or change in control. For a description of these terms, reference is made to the agreements filed as Exhibits to our Form 10-K for the fiscal year ended June 30, 1997.

  Compensation Committee Interlocks and Insider Participation

     Mr. Custer and Mr. Robinson participated in advising our Board of Directors concerning certain aspects of executive officer compensation during the last completed fiscal year. Mr. Custer is Chairman of the Board, President and Chief Executive Officer; and Mr. Robinson is Vice President, Secretary, General Counsel, and a Director.

      Board of Directors Report on Executive Compensation

Executive Compensation

     We have structured our executive compensation program within our financial framework with a goal of attracting and retaining high-quality executive talent. The executive compensation program consists generally of base salary and employee benefits. We review our compensation programs periodically and compare our pay practices with other similar companies and with companies staffed with similarly-skilled executives. During the first fiscal quarter of each year, we review salary increases for the current year and, considering our financial performance and each executive officer's perceived contribution to that performance, salaries are set accordingly.

Chief Executive Officer

     For the year ended June 30, 1999, Mr. Custer received $196,728 for his services as President and Chief Executive Officer. The factors we considered in setting his compensation include Mr. Custer's leadership in restructuring the Company, his contribution to our strategic focus and financial positioning, and included a consideration of his responsibilities, experience, and skills.

     Patrick A. Custer (Chairman)       Edward M. Warren
     Bernard S. Appel                   Billy J. Robinson

     The foregoing report is not incorporated by reference in any prior or future filings of the Company under the Securities Act of 1933, as amended (the "1933 Act"), or under the Securities Exchange Act of 1934, as amended (the "1934 Act"), unless we specifically incorporate the report by reference and the report shall not otherwise be deemed filed under such Acts.

                            Performance Graph

     The following graph compares total stockholder returns of the Company ("uniView") since June 30, 1994 to two indices: (1) the "NASDAQ Market Index ("NASDAQ");" and (2) the aggregate price performance of equity securities of companies classified under North American Industry Classification System (NAICS) code 541512 for Computer Systems Design Services ("MG Group").

     The total return shown for our stock and for each index assumes the reinvestment of dividends, even though dividends have never been declared on our stock. The NASDAQ Market Index tracks the aggregate price performance of equity securities of companies traded on the NASDAQ Stock Market. The MG Group Index tracks the aggregate price performance of equity securities of companies traded on the various exchanges, including the NASDAQ Stock Market, which are grouped under NAICS code 541512 for Computer Systems Design Services.

     The graph should be viewed in the context of the disposition of subsidiary Southwest Memory, Inc. during fiscal year ended June 30, 1995, the curtailment of the commodity consumer electronics business operations of subsidiary Curtis Mathes Corporation during fiscal year ended June 30, 1996, the introduction during fiscal year ended June 30, 1997 of our technologically advanced Internet access uniView products and uniView Xpressway Online Service, and the addition during fiscal year ended June 30, 1998 of system integration, technical support and network consulting to its comprehensive array of interactive business solutions with the acquisition of Network America, Inc. Accordingly, the graph may not necessarily indicate our future performance.

         6/30/94   6/30/95  6/30/96   6/30/97  6/30/98   6/30/99

uniView   100.00     22.02    44.00     28.99     6.91      7.20

MG Group  100.00    130.16   172.30    159.57   200.99    213.23

NASDAQ    100.00    117.28   147.64    177.85   235.75    330.37

     The foregoing graph is not incorporated in any prior or future filings of the Company under the 1933 Act or the 1934 Act, unless we specifically incorporate the graph by reference, and the graph shall not otherwise be deemed filed under such Acts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of June 30, 1999 with respect to the beneficial ownership of Common Stock by (i) persons known to us to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors of the Company,
(iii) each of the executive officers named in the Summary Compensation Table (appearing in Item 11) and (iv) all directors and executive officers of the Company and significant subsidiaries as a group.

     The number of shares of Common Stock beneficially owned by each individual set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of September 28, 1999 (the date on which this Form 10-K is due at the Commission, the "Due Date"), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Securities and Exchange Commission.

                                   Number of Shares
     Name and Address              Amount and Nature             Percent
     of Beneficial Owner           of Beneficial Ownership       of Class

5% Beneficial Owners

     Alscomm, Inc.                        800,000(1)              5.33%
     16885 Dallas Parkway, Suite 313
     Dallas, Texas 75248

     Geneva Reinsurance Company, Ltd.   3,141,290(2)             17.30%
     P.O. Box 1561
     Zephyr House, Mary Street
     Grand Cayman, British West Indies

     Nations Investment Corp., Ltd.     1,000,000(3)              6.24%
     P.O. Box 1561
     Zephyr House, Mary Street
     Grand Cayman, British West Indies

Directors

     Patrick A. Custer                    359,040(4)              2.38%
     Edward M. Warren                      85,250(5)              0.56%
     Billy J. Robinson                     39,139(6)              0.26%
     Bernard S. Appel                      70,000(7)              0.46%

Executive Officers

     Patrick A. Custer                    359,040(4)              2.38%
     Billy J. Robinson                     39,139(6)              0.26%

All Directors and Executive
     Officers as a Group                  609,879(8)              4.00%

(1)  Common shares owned.

(2) Common shares issuable upon conversion of debenture and convertible note.

(3)  Common shares issuable upon exercise of warrants.

(4) Includes 17,500 shares owned outright by Mr. Custer; 35,000 shares issuable to Mr. Custer upon exercise of vested nonstatutory Employee Stock Options; 261,830 shares held of record by Custer Company, Inc., a family trust, over which Mr. Custer exercises voting control; 20,000 shares issuable to Custer Company, Inc. upon exercise of warrants; 23,750 shares owned by his wife; 940 shares held by his wife for the benefit of his minor daughter; and 10 shares each held by Mr. Custer for the benefit of his two sons.

(5) Includes 20,250 shares owned outright, and 65,000 shares issuable to Mr. Warren upon exercise of vested nonstatutory stock options.

(6) Includes 17,889 shares owned outright, and 21,250 shares issuable to Mr. Robinson upon exercise of vested nonstatutory Employee Stock Options.

(7) Includes 5,000 shares owned outright, and 65,000 shares issuable to Mr. Appel upon exercise of vested nonstatutory stock options.

(8) Includes 553,429 shares beneficially owned by all directors. Also includes 6,695 shares owned outright, and 22,610 shares issuable to Mr. Park upon exercise of vested nonstatutory Employee Stock Options. Also includes 5,895 shares owned outright, and 21,250 shares issuable to Mr. O'Mara upon exercise of vested nonstatutory Employee Stock Options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)    Financial Statements

          Reference is made to the financial statements filed as part of this report.

     (2)  Financial Statement Schedules

          Reference is made to the financial statement schedules filed as part of this report.

          All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

     (3)  Exhibits

          Reference is made to the Exhibit Index at the end of this Form 10-K for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K

          During the three months ended June 30, 1999 the Company filed one Current Report on Form 8-K, dated June 10, 1999 reporting the Company's $18 million transaction with Brown Simpson Asset Management L.L.C.

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

September 21, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Principal Executive Officer
     and Principal Financial Officer

/s/   PAT CUSTER              Chairman of the Board,        September 21, 1999
     Patrick A. Custer        President, Chief Executive
                              Officer and Director

     Principal Accounting Officer

/s/ MULUGETA GHEBREMARIAM     Controller                    September 21, 1999
     Mulugeta Ghebremariam

     Additional Directors

/s/ BILLY J. ROBINSON         Vice President, Secretary,    September 21, 1999
     Billy J. Robinson        General Counsel and Director


/s/  EDWARD M. WARREN         Director                      September 21, 1999
     Edward M. Warren

/s/  BERNARD S. APPEL        Director                       September 21, 1999
     Bernard S. Appel

           Report of Independent Certified Public Accountants

Board of Directors
uniView Technologies Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of uniView Technologies Corporation and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of uniView Technologies Corporation and Subsidiaries as of June 30, 1999 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

We  have  also audited Schedule II for the year ended June 30, 1999.   In
our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $6,297,353 in 1999 and $17,418,141 in 1998. These factors, among others, as discussed in Note B to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

GRANT THORNTON LLP

Dallas, Texas
September 10, 1999

           Report of Independent Certified Public Accountants

Board of Directors
uniView Technologies Corporation and Subsidiaries (Formerly Curtis Mathes Holding Corporation)

We have audited the consolidated balance sheets of uniView Technologies Corporation and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of uniView Technologies Corporation and Subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for each of the two year period ended June 30, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the two years in the period ended June 30, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has experienced recurring losses and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                        KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
September 14, 1998
            uniView Technologies Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEETS
                                June 30,

          ASSETS                                     1999             1998
                                                 ------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                      $  4,412,664     $  2,284,988
  Trade accounts receivable, net of allowance
    of $76,510 and $20,017 in 1999 and 1998         1,117,308        1,726,900
    Notes receivable, current portion, net of
    allowance of $29,417 in 1998                            -          129,902
  Inventories                                         436,583          943,048
  Prepaid expenses                                     28,283          166,003
                                                 ------------     ------------
          Total current assets                      5,994,838        5,250,841

PROPERTY AND EQUIPMENT,
  net of accumulated depreciation                   1,310,207        3,305,449

OTHER ASSETS
  Notes receivable, less current portion,
    net of allowance of $195,000                            -           70,654
  Software development costs, net of accumulated
    amortization of $3,038,519 in 1999 and
    $1,747,694 in 1998                              1,690,958        2,620,996
  Licenses, net of accumulated amortization
    of $123,750 in 1999 and $75,416 in 1998           151,250        1,054,703
  Trademark, net of accumulated amortization
    of $1,308,119 in 1999 and $1,066,931 in 1998    3,576,636        3,820,874
  Goodwill, net of accumulated amortization of
    $318,730 in 1999 and $218,977 in 1998           1,302,699        1,557,559
  Other                                                54,180           47,586
                                                 ------------     ------------
          Total other assets                        6,775,723        9,172,372
                                                 ============     ============
          Total assets                           $ 14,080,768     $ 17,728,662
            uniView Technologies Corporation and Subsidiaries
                 CONSOLIDATED BALANCE SHEETS - CONTINUED
                                June 30,

        LIABILITIES AND STOCKHOLDERS' EQUITY         1999             1998
                                                 ------------     ------------
CURRENT LIABILITIES
  Trade accounts payable                         $    778,485     $  4,224,897
  Accrued and other current liabilities             1,142,095        2,053,673
  Line of credit                                      710,858                -
  Current maturities of long-term debt                366,447        3,644,729
  Current maturities of obligations under
    capital leases                                     55,168           50,666
  Deferred income                                           -           69,889
                                                 ------------     ------------
          Total current liabilities                 3,053,053       10,043,854

LONG TERM DEBT, less current maturities             2,590,017           15,495
OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                             100,720          124,425
WARRANTY PROVISION                                          -          244,657
                                                 ------------     ------------
          Total liabilities                         5,743,790       10,428,431

COMMITMENTS AND CONTINGENCIES                               -                -

STOCKHOLDERS' EQUITY
 Preferred stock, cumulative, $1.00 par value;
     1,000,000 shares authorized
   Series A, 140,000 shares issued and outstanding
     (liquidation preference of $140,000)             140,000          140,000
   Series H, 3 shares issued and outstanding
     (liquidation preference of $75,000)                    3                3
   Series Q, 60 shares issued and outstanding at
     June 30, 1998 (liquidation preference of $1,500,000)   -               60
   Series 1998-A1, 80 shares issued and outstanding at
     June 30, 1998 (liquidation preference of $2,000,000)   -               80
   Series 1999-C, 44 shares issued and outstanding at
     June 30, 1999 (liquidation preference of $1,100,000)  44                -
   Series 1999-D1, 720 shares issued and outstanding at
     June 30, 1999 (liquidation preference of
     $18,000,000)                                         720                -
   Series 1999-E, 96 shares issued and outstanding at
     June 30, 1999 (liquidation preference of $2,400,000)  96                -
 Common stock, $.10 par value; 80,000,000 shares
     authorized; 15,013,150 and 10,032,670 shares
     issued and outstanding at June 30, 1999
     and 1998, respectively                         1,501,315        1,003,267
 Additional paid in capital                        49,128,729       42,480,261
 Accumulated deficit                              (42,433,929)     (36,323,440)
                                                 ------------     ------------
          Total stockholders' equity                8,336,978        7,300,231
                                                 ------------     ------------
          Total liabilities and
             stockholders' equity                $ 14,080,768     $ 17,728,662
                                                 ============     ============
The accompanying notes are an integral part of these statements.

            uniView Technologies Corporation and Subsidiaries
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  Year ended June 30,     1999          1998          1997
                                      ------------  ------------  ------------
Revenues
  Product sales                       $ 10,160,563  $  2,197,507  $  2,503,512
  Services                               1,325,495       289,706             -
                                      ------------  ------------  ------------
          Total revenues                11,486,058     2,487,213     2,503,512

Cost of products and services
  Cost of product sales                  8,677,047     1,609,807     2,357,287
  Provision for inventory obsolescence           -       944,753       255,115
  Cost of services                       1,041,840     1,309,297             -
                                      ------------  ------------  ------------
          Total cost of revenue          9,718,887     3,863,857     2,612,402
                                      ------------  ------------  ------------
          Gross margin                   1,767,171    (1,376,644)     (108,890)

Operating expenses                       9,680,502    12,569,050     8,801,723
Write-down of software development costs         -     3,519,584             -
                                      ------------  ------------  ------------
          Operating loss                (7,913,331)  (17,465,278)   (8,910,613)

Other (income) expense
  Loss from sale of land                    82,800             -             -
  Interest and other income               (510,106)     (354,062)     (235,404)
  Interest expense                         471,545       306,925        86,292
  Gain on sale of subsidiaries          (1,660,217)            -             -
                                      ------------  ------------  ------------
          Total other (income) expense  (1,615,978)      (47,137)     (149,112)
                                      ------------  ------------  ------------
Loss from continuing operations before
  income taxes and extraordinary item   (6,297,353)  (17,418,141)   (8,761,501)
Income tax benefit                               -             -       463,035
                                      ------------  ------------  ------------
          Loss from continuing operations
            before extraordinary items  (6,297,353)  (17,418,141)   (8,298,466)

Extraordinary item
  Gain on extinguishment of debt, net
    of income taxes of $463,035 in 1997          -             -       789,426
                                      ------------  ------------  ------------
          NET LOSS                      (6,297,353)  (17,418,141)   (7,509,040)

Dividend requirements on
  preferred stock                          199,441       391,445        27,223
                                      ------------  ------------  ------------
Net loss attributable to common
  stockholders                        $ (6,496,794) $(17,809,586) $ (7,536,263)
                                      ============  ============  ============
Per share amounts allocable to
  common stockholders
    Loss from continuing operations   $       (.52) $      (3.37) $      (2.57)
    Gain from extraordinary item      $          -  $          -  $       0.24
    Net loss                          $       (.52) $      (3.37) $      (2.33)
Weighted average common shares
  outstanding                           12,402,179     5,282,511     3,230,759
The accompanying notes are an integral part of these statements.

                uniView Technologies Corporation and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                           Additional
                                                 Common Stock         Preferred Stock      Paid-In        Accumulated
                                              Shares       Amount   Shares       Amount    Capital        Deficit
                                           ---------   ----------  --------  ----------   -----------   -------------
Balances - July 1, 1996                    2,431,120   $  243,112   262,744  $  262,744   $22,193,525   $ (10,975,850)

Redemption of Series G preferred stock
  for cash                                         -            -  (117,305)   (117,305)   (1,055,745)              -
Conversion of Series H preferred stock
  for common stock                            87,907        8,791       (52)        (52)       (8,739)              -
Issuance of Series I preferred stock for cash      -            -       800         800       728,200               -
Conversion of Series I preferred stock
  to common stock                            520,014       52,001    (6,185)     (6,185)      (45,816)                -
Issuance of Series J preferred stock for cash      -            -     1,625       1,625     1,460,875                 -
Conversion of Series J preferred stock
  for common stock                           148,114       14,811    (1,625)     (1,625)      (13,186)                -
Issuance of common stock for cash            322,000       32,200         -           -     3,568,426                 -
Issuance of Series K preferred stock for cash      -            -        11          11       983,876                 -
Issuance of Series L preferred stock for cash      -            -     1,500       1,500     1,423,500                 -
Conversion of Series K preferred stock
  for common stock                            13,550        1,355        (1)         (1)       (1,353)                -
Issuance of common stock
  for warrants exercised                      10,000        1,000         -           -        81,000                 -
Conversion of Series L preferred stock
  for common stock                            30,380        3,038      (225)       (225)        2,813                  -
Conversion of line of credit note payable
  for common stock                           107,835       10,784         -           -     1,000,216                  -
Dividends paid in cash                             -            -         -           -             -            (40,446)
Net loss                                           -            -         -           -             -         (7,509,040)
                                           ---------   ----------  --------  ----------   -----------   -------------
Balances - June 30, 1997                   3,670,920      367,092   141,287     141,287    30,317,592   (18,525,336)

                uniView Technologies Corporation and Subsidiaries
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                                                                                           Additional
                                                 Common Stock         Preferred Stock      Paid-In        Accumulated
                                              Shares       Amount   Shares       Amount    Capital        Deficit
                                           ---------   ----------  --------  ----------   -----------   -------------
Issuance of common stock for cash            100,000   $   10,000         -  $        -   $   240,000   $           -
Issuance of common stock in exchange for
  equity position in land partnership        142,359       14,236         -           -       265,764               -
Issuance of common stock in exchange for
  settlement of debt, interest and
  accounts payable                           764,604       76,460         -           -     1,180,747               -
Issuance of common stock for acquisition
  of VMI                                     800,000       80,000         -           -       723,000               -
Conversion of Series K preferred stock
  including accrued dividends for
  common stock                               164,220       16,422        (9)         (9)       (9,499)         (6,913)
Conversion of Series L preferred stock
  for common stock                           248,857       24,886    (1,275)     (1,275)      (23,611)              -
Issuance of Series M preferred for cash            -            -       140         140     3,289,860               -
Conversion of Series M preferred stock
  including accrued dividends
  for common stock                         1,892,505      189,251      (140)       (140)       55,721        (244,832)
Issuance of Series N preferred for cash            -            -       120         120     2,819,880               -
Conversion of Series N preferred stock
  including accrued dividends for
  common stock                             2,248,903      224,890      (120)       (120)     (101,577)       (123,194)
Issuance of Series Q preferred for cash            -            -        60          60     1,409,940               -
Dividends paid through issuance of
  common stock                                   240           24         -           -             -             (24)
Warrants issued for services                       -            -         -           -       432,530               -
Dividends paid in cash                             -            -         -           -             -          (5,000)
Issuance of Series 1998-A1 preferred
  stock for cash                                   -            -        80          80     1,879,920               -
Post reverse split rounding adjustment            62            6         -           -            (6)              -
Net loss                                           -            -         -           -             -     (17,418,141)
                                           ---------   ----------  --------  ----------   -----------   -------------
Balances - June 30, 1998                  10,032,670    1,003,267   140,143     140,143    42,480,261     (36,323,440)

                uniView Technologies Corporation and Subsidiaries
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                                                                                           Additional
                                                 Common Stock         Preferred Stock      Paid-In        Accumulated
                                              Shares       Amount   Shares       Amount    Capital        Deficit
                                          ----------   ----------  --------  ----------   -----------   -------------
Conversion of Series Q preferred
  including accrued dividends for
  common stock                             1,761,879   $  176,188       (28) $      (28)  $  (168,446)  $      (7,714)
Conversion of Series 1998 A-1 preferred
  including accrued dividends for
  common stock                               563,100       56,310       (12)        (12)      (52,751)         (3,547)
Issuance of common stock for cash          1,375,000      137,500         -           -       412,500               -
Issuance of common stock for
  warrants exercised                         200,000       20,000         -           -        55,983               -
Preferred stock dividends                          -            -         -           -             -          (1,875)
Issuance of Series 1998-A1 preferred
  stock for cash                                   -            -        16          16       399,984               -
Issuance of common stock in exchange
  for services                                68,750        6,875         -           -        20,625               -
Issuance of common stock for warrants
  exercised                                   11,751        1,175         -           -        12,574               -
Issuance of common stock in exchange
  for settlement of debt                   1,000,000      100,000         -           -       900,000               -
Issuance of Series 1999-C preferred
  stock for cash                                   -            -        44          44     1,099,950               -
Issuance of Series 1999-D1 preferred
  stock for cash redemption of 1998-A1
  and cancellation of warrants
    Series 1998-A1                                 -            -       (84)        (84)  (11,549,916)              -
    Series 1999-D1                                 -            -       720         720    17,999,280               -
    Series A and B warrants                        -            -         -           -    (2,481,251)              -
Issuance of Series 1999-E Preferred
  stock for Redemption of Series Q
    Series Q                                       -   $        -  $    (32) $      (32)  $(2,399,968)  $           -
    Series 1999-E                                  -            -        96          96     2,399,904               -
Issuance of warrants with sale of
  subsidiaries                                     -            -         -           -             -         200,000
Net loss                                           -            -         -           -             -      (6,297,353)
                                          ----------   ----------  --------  ----------   -----------   -------------
Balances - June 30, 1999                  15,013,150   $1,501,315   140,863    $140,863   $49,128,729   $ (42,433,929)
                                          ==========   ==========  ========  ==========   ===========   =============

The accompanying notes are an integral part of these statements.

            uniView Technologies Corporation and Subsidiaries
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Year ended June 30,

                                          1999          1998          1997
                                      ------------  ------------  ------------
Cash flows from operating activities
  Net loss                            $ (6,297,353) $(17,418,141) $ (7,509,040)
  Adjustments to reconcile net loss
    to cash and cash equivalents
    used in operating activities
      Loss on sale of assets                82,800             -         1,200
      Depreciation and amortization      3,124,272     3,168,332       690,504
      Income tax benefit                         -             -      (463,035)
      Gain on extinguishment of debt             -             -      (789,426)
      Provision for bad debt                     -      (150,583)      375,000
      Gain on sale of subsidiaries      (1,660,217)            -             -
      Gain on sale of marketable
        securities                               -       (29,015)            -
      Provision for inventory obsolescence       -       944,753       255,115
      Write-down of software development costs   -     3,519,584             -
      Changes in assets and liabilities,
        net of effects from acquisitions
        and dispositions
          Trade accounts receivable        185,358      (270,422)       28,445
          Inventories                      141,769    (1,110,798)      312,113
          Prepaid expenses                 (13,574)    1,752,995    (1,825,081)
          Other assets                           -        20,835        47,323
          Accounts payable and accrued
            liabilities                   (791,160)    3,282,626     1,606,388
                                      ------------  ------------  ------------
              Cash and cash equivalents
                used in operating
                activities              (5,228,105)   (6,289,834)   (7,270,494)

Cash flows from investing activities
  Purchase of property and equipment      (126,198)   (1,287,459)   (2,100,359)
  Investment in joint venture                    -             -      (354,000)
  Additions to software development costs (414,186)   (3,218,943)   (3,649,748)
  Licenses                                       -       (13,920)   (1,113,867)
  Sale of marketable securities                  -       311,157      (282,142)
  Proceeds from sale of land               250,000             -             -
  Collections of note receivable           200,555       626,785        28,049
  Issuance of note receivable                    -      (350,000)     (375,000)
                                      ------------  ------------  ------------
              Cash and cash equivalents
                used in investing
                activities                 (89,829)   (3,932,380)   (7,847,067)
            uniView Technologies Corporation and Subsidiaries
            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           Year ended June 30,

                                          1999          1998          1997
                                      ------------  ------------  ------------
Cash flows from financing activities
  Receipts under borrowing
    arrangements                      $          -  $          -  $  1,000,000
  Proceeds from line of credit           4,540,057             -             -
  Principal payments on line of credit  (4,747,652)            -             -
  Proceeds from long term debt           2,148,762     2,500,000       122,062
  Principal payments of long-term debt    (499,415)     (413,888)     (642,940)
  Principal payments of capital lease
    obligations                           (102,748)      (24,256)     (145,805)
  Dividends paid                            (1,875)       (5,000)      (40,446)
  Proceeds from exercise of stock warrants  89,731             -             -
  Preferred and common stock issued
    for cash                             6,018,750     9,650,000     8,296,105
  Redemption of preferred stock for cash         -             -    (1,173,050)
  Cash received for common stock issued
    in prior year                                -             -     4,351,500
                                      ------------  ------------  ------------
              Cash and cash equivalents
                provided by financing
                activities               7,445,610    11,706,856    11,767,426

Net increase (decrease) in cash
  and cash equivalents                   2,127,676     1,484,642    (3,350,135)

Cash and cash equivalents,
  beginning of year                      2,284,988       800,346     4,150,481
                                      ------------  ------------  ------------
Cash and cash equivalents,
  ending of year                      $  4,412,664  $  2,284,988  $    800,436
                                      ============  ============  ============
Supplemental information
  Cash paid for:
    Interest                          $     17,500  $     64,427  $     64,231
    Income  taxes                     $          -  $          -  $          -

See Note O for supplemental schedule of non-cash investing and financing activities.

The accompanying notes are an integral part of these statements.

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

 uniView Technologies Corporation and subsidiaries (the Company), previously known as Curtis Mathes Holding Corporation, develops and implements customizable computer and network-related solutions for a variety of niche markets. The Company's convergence technology provides network services to both business and education-based clients.

 Principles of Consolidation

 The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

 Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the accompanying notes. Actual results could differ from those estimates.

 Cash Equivalents

 All highly liquid debt investments with an original maturity of three months or less are considered to be cash equivalents.

 Inventories

 Inventories are stated at the lower of average cost or market. Inventories consist of computer parts and peripherals to be used in network systems and products.

 Property and Equipment

 Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are expensed as incurred. Leased equipment under capital lease obligations is depreciated over the life of the contract using the straight-line method.

 Accounting for Impairment of Long-Lived Assets

 The Company evaluates long-lived assets and intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of such assets.

 Software Development Costs

 The Company capitalizes software development costs incurred from the time technological feasibility of the software is established until the software is ready for use in its products. Research and development costs related to software development are expensed as incurred. The capitalized costs relate to software which will become an integral part of the Company's revenue-producing products and is amortized in relation to expected revenues from the product or a maximum of three years, whichever is greater. The carrying value of software development costs is regularly reviewed by the Company, and a loss is recognized when the net realizable value by product falls below the unamortized cost.

 Fair Value of Financial Instruments

 The Company's financial instruments consist of cash and cash equivalents, notes receivable and debt. The fair value of all instruments other than debt approximates the recorded amounts because of the liquidity and short term nature of these items. It is not practicable to estimate the fair value of the Company's debt as they are unique instruments for which there is no public market.

 Stock-Based Compensation

 The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

 Revenue Recognition

 The Company recognizes service revenue as the services are provided. Equipment and product sales are recognized at the time of delivery and customer acceptance.

 Advertising Costs

 Advertising costs are charged to operations when the advertising first takes place. Advertising costs for the years ended June 30, 1999, 1998 and 1997 were $189,226, $1,399,362, and $1,981,172, respectively.

 Loss Per Share

 Basic loss per common share based on the weighted average number of common shares outstanding. Diluted loss per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In all years presented, all potential common shares were anti-dilutive.

 Reclassifications

 Certain reclassifications of the 1998 and 1997 financial statements and related notes have been made to conform with the 1999 presentation.

NOTE B - GOING CONCERN MATTERS

 The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses from continuing operations of $6,297,353, $17,148,141 and $8,298,466 during the years ended June 30, 1999, 1998 and 1997, respectively.

 For  the  last  several  years,  the Company  has  been  developing  its business plan with a focus in offering the technical expertise of its experienced and knowledgeable staff to customers wishing to increase business productivity by maximizing the benefits of their information technology. The Company's product offerings include providing consulting services to niche markets, internet service provider services, technology products through its set-top box, and the sale of the Curtis Mathes trademark. Through the Company's acquisition of Network America, Inc. in 1998 and the addition of its advanced system group, revenues increased sharply during 1999. However, the Company's operating losses continued. The Company is planning to continue the increase in revenue growth coupled with a reduction in general and administrative expenses to reach profitability.

 For the last three years, the Company used significant amounts of cash from operations and despite the negative cash flows from operations, the Company was able to secure financing to support itself. The Company's ability to continue as a going concern is dependent on its ability to continue to obtain the necessary operating funds until operations begin to generate sufficient cash flows to meet the needs of the Company.

 The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or liabilities which may result from the inability of the Company to continue as a going concern.

NOTE C - BUSINESS COMBINATIONS AND DIVESTITURES

 Acquisitions

 Effective June 12, 1998, the Company acquired 100 percent of the issued and outstanding capital stock of Video Management, Inc. (VMI), which owned 100 percent of the issued and outstanding common stock of Network America, Inc. (NWA), an Oklahoma corporation, and CompuNet Support
 Systems, Inc. (CNSS), a Texas corporation. The purchase price of $1,600,000 consisted of 800,000 shares of the Company's common stock valued at $2.00 per share. NWA and CNSS provide implementation of local area networks, network hardware design, consulting and software designed systems and customized hardware, personal computer and network systems primarily in the Southwestern United States. Goodwill from this transaction is being amortized over fifteen years on a straight-line basis.

 On May 15, 1998, an individual, filed an involuntary petition in bankruptcy against the Company that previously that owned NWA and CNSS before VMI (Previous Owner) requesting that an order for relief be entered against that Previous Owner under Chapter 7 of the United States Bankruptcy Code. Petitioner alleged in his petition that the Previous Owner was indebted to him, that the Previous Owner was in default on the obligation owed to him and that "upon information and belief, the Previous Owner is generally not paying its debts that are not subject to bona fide dispute as they become due." The Previous Owner filed a motion to dismiss the petition, alleging the petitioner does not satisfy the necessary requirements and has vigorously contested the proceeding.

 The relevance to the Company of this proceeding is that it an order of relief is entered by the court, and if certain other conditions are satisfied, the acquisition of NWA and CNSS by VMI could be reviewed by the Court to determine whether a preferential or fraudulent transfer of those assets had occurred under the bankruptcy code. The Previous
 Owner and VMI are both cognizant that this proceeding could affect certain interests of the Company in the future. VMI and its shareholders have been very cooperative with the Company in ensuring that these issues are resolved.

 Management believes that the proceeding will have no material adverse effect upon the Company. However, as with any action of this type, the timing and degree of any effort upon the Company are uncertain and there can be no assurance that the proceeding will not have an adverse impact on the Company in the future. The action is currently pending and the Previous Owner's Motion to Dismiss and Petitioner's application for an order for relief is currently set for hearing in October 1998 in the United States Bankruptcy Court.

 Effective May 1998, the Company acquired 100 percent of the issued and outstanding capital stock of Corporate Network Solutions, LLC (CNS), a Texas limited liability company. In consideration of the sale and transfer of the units of ownership of CNS, the Company paid $50,000 in cash and agreed to pay $150,000 over a ten-month period under a noninterest-bearing note payable. Further, the Company agreed to continue the payment of capital equipment leases valued at approximately $121,000. This transaction has been accounted for as a purchase and the results of operations have been included from the date of purchase. Resulting goodwill attributable to this transaction was $174,106 which was amortized fully during fiscal 1998.

 All   acquisitions  have  been  accounted  for  as  purchases  and   the
 operations of the purchased companies have been included in the Company's statement of operations since their date of acquisition.

 Divestitures

 In October, 1998, the Company completed the sale of the stock of two of its wholly-owned subsidiaries, uniView Marketing Corporation (UMC) and CNSS. The consideration for the transaction was the assumption of the net liabilities of the subsidiaries and warrants to purchase 500,000 shares of stock of the Company at $.50 per share. The warrants expire in three years and a gain of $1.66 million was recognized on the transaction.

 The  unaudited  pro  forma  information  set  forth  below  assumes  the
 acquisition  of  NWA  had  occurred  at  the  beginning  of  1998.   The
 information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time. For the year ended June 30, 1998, the information is as follows:

  Revenues                                    $ 12,431,016
  Loss from operations                        $(17,462,011)
  Net loss                                    $(17,414,874)

  Loss per common share                             $(3.37)

NOTE D - INVENTORIES

 Inventories at June 30, 1999 and 1998 consist of the following:

                                               1999         1998
                                             --------    ----------
    Computer parts and peripherals
      and products for resale                $436,583    $1,273,426
    Less allowance for excess and
      obsolete inventory                            -      (330,378)
                                             --------    ----------
                                             $436,583    $  943,048
                                             ========    ==========

NOTE E - PROPERTY AND EQUIPMENT

 Property and equipment at June 30, 1999 and 1998 consist of the following:

                                             1999          1998
                                         ----------    ----------
   Land                                  $        -    $  646,500
   Equipment                              4,537,767     4,609,748
   Vehicles                                 170,998        62,757
   Furniture and fixtures                    83,611       274,557
   Leasehold improvements                    89,025       176,801
   Computer software                        174,768        61,554
                                         ----------    ----------
                                          5,056,169     5,831,917
   Less accumulated depreciation
     and amortization                    (3,745,962)   (2,526,468)
                                         ----------    ----------
                                         $1,310,207    $3,305,449
                                         ==========    ==========

 Equipment under capital leases included above at June 30, 1999, and 1998 amounted to $86,825 and $528,178, respectively, and the related accumulated amortization amounted to $8,682 and $382,705, respectively.

 Depreciation expense for the three years in the period ending June 30, 1999 totaled $1,417,760, $1,296,082, and $437,448, respectively.

NOTE F - TRADEMARK

 The Company purchased the Curtis Mathes Corporation in 1994 and has exclusive rights to the Curtis Mathes name, subject to certain sublicensing arrangements. The trademark is amortized on a straight-line basis over 20 years and was $244,238 for years ended June 30, 1999, 1998 and 1997.

NOTE G - GOODWILL

 Goodwill totaling $1,420,333 from 1998 acquisitions is being amortized over its estimated useful life of fifteen years. Amortization expense for 1999 was $102,425 and $16,921 for 1998.

NOTE H - LINE OF CREDIT

 During 1999, the Company's subsidiary, Network America, Inc. obtained a $2.15 million credit facility bearing interest at prime (7.75% at June 30, 1999) plus 2.25% with a finance company collateralized by accounts receivable and inventories. The outstanding balance at June 30, 1999 was $710,858 and interest is payable monthly. This facility contains various financial covenants, including among other things, minimum net worth, maintenance of various fixed charge ratios and maximum allowable indebtedness to net worth, all of which Network America is currently in compliance.

NOTE I - LONG-TERM DEBT

 Long-term debt at June 30, 1999 and 1998 consists of the following:

                                                         1999          1998
                                                    -----------     ----------
  Convertible note payable to a finance company
    collateralized by a blanket security agreement
    with interest at 18%.  Principal and interest
    is due March 31, 2002.  Amounts are convertible
    into common stock at $1.00 per share.  During
    1999, $1 million of this note was converted to
    common stock.                                   $   774,648     $1,525,886
  Various notes payable to financial institutions
    and third parties with interest rates at 6%
    to 14% and maturities at demand through to
    March 1999 collateralized by specific land,
    inventory and receivables.                                -      1,929,896
  Convertible notes payable to various parties with
    interest at 6%, payable quarterly and principal
    due March 2002.  The notes are convertible
    at $.625 per share.                               1,800,000              -
  Noninterest-bearing note payable with principal
    payments of $15,000 payable monthly,
    collateralized by the outstanding common stock
    of subsidiary.                                       90,000        150,000
  Uncollateralized notes payable of a subsidiary
    to third parties with interest at 9% to 12%,
    with scheduled maturities from December 31,1999 to
    February 14, 2000.                                  176,447              -
  Demand note to an individual with interest at 6%,
    payable monthly.                                    100,000              -
  Miscellaneous notes payable.                           15,369         54,442
                                                    -----------     ----------
                                                      2,956,464      3,660,224
  Less current portion                                 (366,447)    (3,644,729)
                                                    -----------     ----------
                                                    $ 2,590,017     $   15,495
                                                    ===========     ==========

 The following is a schedule of maturities of long-term debt at June 30, 1999:

   2000                                               $   366,447
   2001                                                    15,000
   2002                                                 2,575,017
                                                      -----------
                                                       $2,956,464
                                                      ===========
 The weighted average interest rate of borrowings outstanding at June 30, 1999 is 10%.

NOTE J - COMMITMENTS AND CONTINGENCIES

 Lease Commitments

 The Company leases equipment and facilities under long-term leases. The following is a schedule future minimum lease payments at June 30, 1999:

                                              Operating        Capital
                                               leases           leases
                                              ---------      -----------
   2000                                       $ 214,445      $    70,519
   2001                                          67,500           51,443
   2002                                           5,625           41,389
   2003                                               -           14,995
   2004                                               -           12,961
                                              ---------      -----------
                                              $ 287,570          191,307
   Less amount representing interest                             (35,419)
                                                             -----------
   Present value of net minimum lease payments
       including current maturities of $55,168                  $155,888
                                                             ===========
 Rental expense under operating leases for the years ended June 30, 1999, 1998, and 1997 was approximately $410,809, $698,032, and
 $476,000, respectively.

 Litigation

 Subsequent to June 30, 1999, the Company and a vendor agreed to settle a legal action. In return for a prepayment of $750,000 and 250,000 shares of its common stock whose market value at closing date was $1.84 per share, the Company will receive two years of television listing services from the vendor. The agreement requires an additional annual fee of $70,000 and a nominal fee per customer.

 The Company is routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company in excess of the amount accrued for such purposes at June 30, 1999.

 Warranty Provision

 Pursuant to their exit from the consumer electronics market in 1996, the Company recorded a reserve for future warranty obligations. Since that time, the Company has outsourced repairs and parts servicing for all warranty claims. These obligations end in fiscal year 2000 and the remaining warranty provision of $166,310 is recorded in current liabilities.

NOTE K - CONCENTRATIONS OF CREDIT RISK

 During 1999, no single customer represented more than 10% of sales compared to 12% for one customer and 11% for another customer in 1998. At June 30, 1999, one customer represented 17% of trade accounts receivable and at June 30, 1998, two customers represented 36% of trade accounts receivable.

NOTE L - STOCKHOLDERS' EQUITY

 Preferred Stock

 The   Company  has  1,000,000  shares  authorized  of  $1.00  par  value cumulative preferred stock. The Company's articles of incorporation allow the board of directors to determine the number of shares and determine the relative rights and preferences of any series of preferred stock to be issued.

 At June 30, 1998, the Company has issued and outstanding 140,000 Series A, 3 Series H, 60 Series Q and 80 Series 1998-A1 preferred shares. At June 30, 1999, the Company has issued and outstanding 140,000 Series A, 3 Series H, 44 Series 1999-C, 720 Series 1999D-1, and 96 Series 1999-E preferred shares. Series A preferred shares are non-convertible, redeemable at the Company's option and carry cumulative dividends of 6%. Series H preferred shares are convertible based upon conversion ratios as determined in the Certificate of Designation, redeemable at the Company's option and carry cumulative dividends of 5%. Series 1999-C preferred shares are convertible based upon conversion ratios as determined in the Certificate of Designation, redeemable at the Company's option and carry cumulative dividends of 6%. Series 1999-D1 preferred shares which are convertible based upon conversion ratios as determined in the Certificate of Designation, redeemable at the Company's option and carry cumulative dividends of 5%. Series 1999-E preferred shares which are convertible based upon conversion ratios as determined in the Certificate of Designation, redeemable at the Company's option and carry cumulative dividends of 3%.

 Dividends of $1,875, $5,000 and $40,446 on preferred stock were paid in cash during the three years in the period ended June 30, 1999. Non-cash dividends of $11,261 were paid during the year ended June 30, 1999 through the issuance of additional preferred stock. Noncash dividends of $374,963 were paid during the year ended June 30, 1998. Cumulative dividends in arrears as of June 30, 1999 and 1998 amounted to $130,645 and $24,340, respectively.

 Common Stock

 Effective April 24, 1998, the Board of Directors amended the par value of the common stock from $0.01 to $0.10 per share and 10:1 reverse stock split. The authorized number of shares was maintained at
 80,000,000. All references throughout the financial statements to numbers of shares and per share amounts have been restated.

 Stock Options

 The Company has periodically granted stock options for employment and outside services received during the years reported. These options are treated as fixed, compensatory awards.

 The Company grants non-compensatory stock options to key employees and directors at market value at the date of grant. These options generally vest immediately; however, during 1998, options covering 90,000 shares vest over 1.5 years and during 1997, 100,000 options granted to key employees and directors vest over four years.

 During 1999, 1998 and 1997, options issued with exercise prices less than market value on the grant date were immaterial and, accordingly, no compensation expense has been recognized in these years. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and net loss per share for 1999, 1998 and 1997 would have been increased as follows:

                                 1999              1998             1997
                             -----------      ------------       -----------
  Net loss
    As reported              $(6,297,353)     $(17,418,141)      $(7,509,040)
    Pro forma                 (6,414,539)      (17,483,423)       (7,682,011)

  Loss per share
    As reported                     (.52)            (3.37)            (2.33)
    Pro forma                       (.52)            (3.38)            (2.38)

 The  fair  value  of these options was estimated at the  date  of  grant
 using   the  Black-Scholes  option  pricing  model  with  the  following weighted-average assumptions:

                                 1999              1998             1997
                             -----------      ------------       -----------

  Expected volatility             175%             79%              60%
  Risk-free interest rate         5.5%              6%               6%
  Expected lives                3 years       .5 to 2.5 years    4.75 years
  Dividend yield                   -                -                 -

 Additional information with respect to all options outstanding at June 30, 1999, and changes for the three years then ended was as follows:

                     Above              Equal to               Below
                -----------------  -----------------  -----------------
                         Weighted           Weighted           Weighted
                         Average            average            average
                         Exercise           exercise           exercise
                Options  price     Options  price     Options  price    Options
                -------  --------  -------  --------  -------  -----    -------
Outstanding at
  July 1, 1996   20,235  $  32.20        -  $      -    1,800  $5.00     22,035
Granted               -         -        -         -  105,350   9.40    105,350
Exercised             -         -        -         -   (7,150)  8.30     (7,150)
                -------  --------  -------  --------  -------  -----    -------
Outstanding at
  June 30, 1997  20,235     32.20        -         -  100,000   9.40    120,235

Price adjustment of
  Variable options    -         -        -         -        -  (8.30)         -
Granted           2,500      8.75  590,000      2.47   10,000   1.54    602,500
Forfeited/expired(5,700)    30.00        -         -        -      -     (5,700)
                -------  --------  -------  --------  -------  -----    -------

                     Above              Equal to               Below
                -----------------  -----------------  -----------------
                         Weighted           Weighted           Weighted
                         Average            average            average
                         Exercise           exercise           exercise
                Options  price     Options  price     Options  price    Options
                -------  --------  -------  --------  -------  -----    -------

Outstanding at
  June 30, 1998  17,035  $  14.64  590,000  $   2.47  110,000  $3.03    717,035

Granted               -         -  151,251      3.22        -      -    151,251
Exercised             -         -        -         -  (11,176)  1.17    (11,176)
Forfeited       (17,035)    14.64  (70,000)     2.30  (35,465)  1.64   (122,500)
                -------  --------  -------  --------  -------  -----    -------

Outstanding at
  June 30, 1999       -  $      -  671,251  $   2.99   63,359  $4.14    734,610
                =======  ========  =======  ========   ======  =====    =======

 Weighted average fair value per share of options granted for 1999 were $3.10. For 1998, options granted above, equal to, and below market value had a weighted average grant date fair value per share of $.19, $.87 and nil, respectively, and for 1997, options granted below market value had a weighted average fair value per share for options granted of $.61.

 Information about stock options outstanding at June 30, 1999 is summarized as follows:

                      Options outstanding                Exercisable
                  -----------------------------     -----------------------
                          Weighted
                          average      Weighted                    Weighted
                          remaining    average                     average
Range of                  contractual  exercise     Number         exercise
exercise prices   Number  life         price        exercisable    price
                 -------  -----------  ------       -----------    --------
$1.10 to $1.83   121,250   3.9 years   $ 1.70         121,250      $   1.70
$2.30 to $2.50   557,500   2.1 years     2.41         337,500          2.41
$9.40             52,500   2.8 years     2.47          52,500          2.47
$22.50 to $45.00   3,360   1.8 years     9.40           3,360          9.40
                 -------
                 734,610               $ 2.97
                 =======               ======

 Common stock warrants issued and outstanding at June 30, 1999 are summarized as follows:
                                                        Weighted average
  Range of exercise price                  Number        remaining life
                                         ---------      ----------------
  $.40 to $.625                          1,524,000        1.17 years
  $1.00 to $3.00                           429,250        2.76 years
  $25.00 to $39.40                         155,330        0.19 years
                                         ---------
                                         2,108,580
                                         =========

NOTE M - INCOME TAXES

 A reconciliation of income tax expense (benefit) computed by applying the U.S. federal tax rates to loss from continuing operations before income taxes and extraordinary items and recorded income tax expense (benefit) is as follows:
                                 1999              1998             1997
                             -----------      ------------       -----------

   Tax expense (benefit)
     at statutory rate       $(2,141,099)     $ (5,922,168)      $(2,978,911)
   State income taxes,
     net of federal income
     tax effect                  (66,723)         (506,109)         (260,216)
   Non-deductible expenses       138,527            99,867            96,687
   Change in estimate for
     prior years                       -           355,846         1,213,485
   Change in valuation
     allowance                 2,069,295         5,972,564         1,465,920
                             -----------      ------------       -----------
                             $         -      $          -       $  (463,035)
                             ===========      ============       ===========

 The components of the Company's deferred income taxes at June 30, 1999 and 1998 are as follows:

                                             1999            1998
                                       --------------    --------------
  Deferred tax liabilities
    Fixed assets                       $      (34,812)   $         (812)
    Software development costs               (434,102)         (968,982)
                                       --------------    --------------
                                             (468,914)         (969,794)

  Deferred tax assets
    Inventory reserve                           5,100           122,141
    Bad debt reserve                           26,013            18,275
    Warranty                                   56,545           153,151
    Accrued liabilities                       136,000           110,910
    Deferred revenue                            8,972            25,838
    Goodwill                                        -            63,798
          Other                                     -           159,906
    Net operating loss carryforwards       15,003,536        13,013,732
                                       --------------    --------------
                                           15,236,166        13,667,751
                                       --------------    --------------
    Net Deferred Tax Asset                 14,767,252        12,697,957
    Valuation allowance                   (14,767,252)      (12,697,957)
                                       --------------    --------------
                                       $            -    $            -
                                       ==============    ==============
 At June 30, 1999, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $43,735,561 which may be used to offset future taxable income, subject to provisions of the Internal Revenue Code, and will expire in various amounts in the years 2008 through 2014 if not utilized.

NOTE N - PENSION AND OTHER BENEFIT PROGRAMS

 Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. The following table sets forth the funded status of the Company's defined pension plan:

                                      1999        1998        1997
                                   ----------  ----------  ----------
  Actuarial present value of
  benefit obligations
  ------------------------------
  Accumulated benefit obligation   $  773,950  $  712,835  $  708,186

  Projected benefit obligation        773,950     712,835     708,186
  Plan assets at fair value           639,202     615,352     618,503
                                   ----------  ----------  ----------
  Excess projected benefit
    obligation                        134,748      97,483      89,683

  Increase due to an assumption change      -      57,151           -
                                   ----------  ----------  ----------
  Net pension liability            $  134,748  $  154,634  $   89,683
                                   ==========  ==========  ==========

 Net pension cost includes the
   following  components
 -----------------------------
 Interest on unfunded liability    $   10,826  $    6,952  $   21,227
 Actuarial gain (loss)                 11,425        (848)     (3,360)
                                   ----------  ----------  ----------
 Net pension cost                  $   22,251  $    6,104  $   17,867
                                   ==========  ==========  ==========

 The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for 1998 and 1997 was 7.00% and 7.00%, respectively. The weighted average assumed rate of return on pension plan assets for 1998 and 1997 was 7.00% and 7.00%, respectively.

NOTE O - NON-CASH INVESTING AND FINANCING ACTIVITIES

                                           1999          1998          1997
                                        ----------    ----------    ----------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for
  settlement of cash received under
  borrowing arrangements, including
  $78,356 in accrued interest           $        -    $        -    $1,078,356
                                        ==========    ==========    ==========
Issuance of common stock for
  note payable                          $1,000,000    $  724,114    $        -
                                        ==========    ==========    ==========
Issuance of common stock for fee
  and services                          $   27,500    $        -    $        -
                                        ==========    ==========    ==========

                                           1999        1998        1997
                                        ----------  ----------  ----------
Stock issued in connection with a
  pooling of interests                  $        -    $  803,000    $        -
                                        ==========    ==========    ==========
Issuance of common stock for land       $        -    $  280,000    $        -
                                        ==========    ==========    ==========
Issuance of common stock in
  satisfaction of accounts
  payable and accrued liabilities       $        -    $  533,093    $        -
                                        ==========    ==========    ==========
Conversion of note receivable
  including accrued interest for
  stock of VMI                          $        -    $  815,879    $        -
                                        ==========    ==========    ==========
Purchase of subsidiary stock with
  note payable                          $        -    $  200,000    $        -
                                        ==========    ==========    ==========
Issuance of common stock for dividends  $   11,261    $  374,963    $        -
                                        ==========    ==========    ==========
Warrants issued for services            $        -    $  432,530    $        -
                                        ==========    ==========    ==========
Sale of subsidiaries in consideration
  of sub-licenses                       $1,660,217    $        -    $        -
                                        ==========    ==========    ==========
Sale of land for note payable           $  250,000    $        -    $        -
                                        ==========    ==========    ==========
Redemption of Series 1998-A1
  Preferred Stock for Series 1999-D1
  and cancellation of warrants         $14,532,806    $        -    $        -
                                        ==========    ==========    ==========
Redemption of Series Q Preferred Stock
  for Series 1999-E                     $2,400,000    $        -    $        -
                                        ==========    ==========    ==========

NOTE P - RELATED PARTY TRANSACTIONS

 During 1998, the Company purchased the remaining interest in a partnership that officers and related parties purchased during 1997. The Company issued 142,359 shares of common stock in the transaction. The asset underlying the partnership was classified as land. During 1999, the Company incurred a loss of $82,800 on the sale of this land.

 In 1998, a trust in which the President of the Company holds a beneficial interest, loaned the Company $250,000 under a note which bore interest at 14%. In April 1998, the Company exchanged 147,725 shares of common stock for settlement of the outstanding principal and interest.

NOTE Q - BUSINESS SEGMENT INFORMATION

 During 1997 the Company was engaged primarily in the distribution of consumer electronic products. During 1999 and 1998, it was primarily engaged in computer sales and services. The following tables set forth certain information with respect to the years ended June 30.

                                        1999             1998          1997
                                      ------------    -----------   ----------
  Net revenues
    Product sales                     $ 10,160,563    $ 2,356,065   $        -
    Services                             1,325,495              -            -
    Consumer electronics                         -        131,148    2,503,512
                                       -----------    -----------   ----------
                                       $11,486,058    $ 2,487,213   $2,503,512
                                       ===========    ===========   ==========

 Operating loss
   Product sales                       $(2,081,390)   $(2,541,457)  $        -
   Services                               (460,314)             -            -
   Corporate                            (4,944,321)    (5,514,393)  (1,982,294)
   Consumer electronics                          -     (9,055,366)  (6,229,880)
                                       -----------    -----------   ----------
 Total operating loss                   (7,486,025)   (17,111,216)  (8,212,174)
 Less interest expense                    (471,545)      (306,925)     (86,292)
 Gain on sale of subsidiaries            1,660,217              -            -
                                       -----------    -----------   ----------
 Loss from continuing operations       $(6,297,353)  $(17,418,141) $(8,298,466)
                                       ===========    ===========   ==========
  Identifiable assets
    Computer products and service      $ 9,516,629    $ 9,133,287   $        -
    Corporate                            4,564,139      7,013,852    5,947,641
    Consumer electronics                         -      1,581,523    9,527,112
                                       -----------    -----------   ----------
                                       $14,080,768    $17,728,662  $15,474,753
                                       ===========    ===========   ==========
  Depreciation, amortization
    and write-down
      Computer products and service    $ 2,769,607    $ 5,539,401   $         -
    Corporate                              354,665        271,335       189,194
    Consumer electronics                         -        741,447       501,310
                                       -----------    -----------   -----------
                                       $ 3,124,272    $ 6,552,183   $   690,504
                                       ===========    ===========   ===========
  Capital expenditures
    Computer products and service      $    99,951    $ 1,287,459   $         -
    Consumer electronics                         -              -     1,689,685
    Corporate                               26,247              -       410,674
                                       -----------    -----------    ----------
                                       $   126,198    $ 1,287,459   $ 2,100,359
                                       ===========    ===========    ==========
            uniView Technologies Corporation and Subsidiaries

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            For the years ended June 30, 1999, 1998 and 1997

                         Balance at  Charged to  Charged               Balance
                         beginning   costs and   to other              at end
 Description             of year     expenses    accounts  Deductions  of year
-------------            ----------  ----------  --------  ----------  --------
Year ended June 30, 1997
  Inventory obsolescence
    reserve              $        -  $  255,115  $      -  $        -  $255,115
  Note receivable reserve   613,114           -   375,000    (613,114)  375,000

Year ended June 30, 1998
 Inventory obsolescence
   reserve                  255,115      75,263         -           -   330,378
 Note receivable reserve    375,000     224,417         -    (375,000)  224,417
 Allowance for doubtful
   accounts                       -      20,017         -           -    20,017

Year ended June 30, 1999
  Inventory obsolescence
    reserve                 330,378           -         -    (330,378)        -
  Allowance for doubtful
    accounts                 20,017     256,493         -    (200,000)   76,510

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

3(ii)*    Bylaws of the Company, as amended, defining the rights of
          security holders.                                    63

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

4.5 Form of warrant issued in connection with the J.P. Carey Agreement (filed as Exhibit "4.8" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20,
          1998 and incorporated herein by reference.)         N/A

4.6 Series 1998-A1 Preferred Stock terms and conditions (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20, 1998 and incorporated
          herein by reference.)                               N/A

4.7 Form of warrant issued in connection with Series 1998-A1 Preferred Stock (filed as Exhibit "4.7" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20, 1998 and incorporated herein by reference.)N/A

4.8 First Addendum to Series 1998-A1 Preferred Stock terms and conditions (filed as Exhibit "4.8" to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and
          incorporated herein by reference.)                  N/A

4.9 Form of Series 1999-B Preferred Stock Certificate of De signation (filed as Exhibit "4.7" to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and
          incorporated herein by reference.)                  N/A

4.10 Form of warrants issued in connection with Series 1999-B Preferred Stock (filed as Exhibit "4.8" to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
          1999 and incorporated herein by reference.)         N/A

4.11 Series 1999-C Preferred Stock terms and conditions (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission on June 28, 1999 and incorporated
          herein by reference.)                               N/A

4.12 Series 1999-D1 Preferred Stock terms and conditions (filed as Exhibit "4.6" to the Company's Registration Statement on Form S-3 filed with the Commission on June 28, 1998 and incorporated
          herein by reference.)                               N/A

4.13 Series 1999-E Preferred Stock terms and conditions (filed as Exhibit "4.9" to the Company's Registration Statement on Form S-3 filed with the Commission on June 28, 1998 and incorporated
          herein by reference.)                               N/A

4.14 Form of warrant issued in connection with Founder's Equity fee agreement and Associates Funding Group, Inc. (filed as Exhibit "4.7" to the Company's Registration Statement on Form S-3 filed with the Commission on June 28, 1999 and incorporated herein by
          reference.)                                         N/A

4.15 Form of warrant issued in connection with Nations Investment Corp., Ltd. (filed as Exhibit "4.8" to the Company's
          Registration Statement on Form S-3 filed with the Commission on June 28, 1999 and incorporated herein by reference.) N/A

4.16 Form of Securities Purchase Agreement for 1999.1 and 1999.2 Convertible Debenture (filed as Exhibit "4.9" to the Company's Quarterly Report on Form 10-Q for the quarter ended December
          31, 1998 and incorporated herein by reference.)     N/A

4.17* Extension Agreement for Note and Security Agreement with Geneva Reinsurance Company, Ltd. dated March 16, 1999 allowing conversion of the remaining principal balance of the note into
          common stock.                                        87

10.1 Loan and Security Agreement between Network America, Inc. and FINOVA Capital Corporation dated October 30, 1998 (filed as Exhibit "10.1" to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein
          by reference.)                                      N/A

10.2 Lease Agreement by and between Terry N. Worrell, Sharon C. Worrell, and Kay Y. Moran, Trustee, as Landlord, and Curtis Mathes Corporation, as Tenant, dated October 27, 1994 pertaining to the property utilized as the Corporate headquarters (filed as Exhibit "10.9" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997 and
          incorporated herein by reference.)                  N/A

10.3** Employment Contract with Mr. Custer dated as of April 7, 1997 (filed as Exhibit "10.26" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997 and
          incorporated herein by reference.)                  N/A

10.4** Employment Contract with Mr. Robinson dated as of April 7, 1997 (filed as Exhibit "10.27" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997 and
          incorporated herein by reference.)                  N/A

10.5** Stock Option Agreement with Mr. Appel dated as of April 7, 1997 (filed as Exhibit "10.28" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997 and
          incorporated herein by reference.)                  N/A

10.6** Stock Option Agreement with Mr. Warren dated as of April 7, 1997 (filed as Exhibit "10.29" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997 and
          incorporated herein by reference.)                  N/A

10.7*     Database Service Agreement between TVData Technologies, L.P.
          and the Company dated August 1, 1999.                88

16 Letter from King Griffin & Adamson, P.C. regarding change in certifying accountant (filed as Exhibit "16" to our Current Report on Form 8-K dated December 1, 1998 and incorporated
          herein by reference.)                               N/A

21*       Subsidiaries of the Company.                         100

27*       Financial Data Schedule (for EDGAR filing purposes only.)  101
_______________
*  Filed herewith.
** Management contract or compensation plan or arrangement required to be filed as a exhibit pursuant to Item 14 (c).