Form 10-Q
period 1999-09-30
UNIVIEW TECHNOLOGIES CORP
filed 1999-11-12
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X] QUARTERLY REPORT (AMENDED) PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

     At October 29, 1999, there were 19,653,935 shares of Registrant's common stock outstanding.

                         GENERAL INDEX
                                                             Page
                                                            Number
                            PART I.
                     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                  3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                   8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                          11

                             PART II.
                       OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS            11

ITEM 5.   OTHER INFORMATION                                    13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                     14

SIGNATURES                                                     15

EXHIBIT INDEX                                                  16

                UNIVIEW TECHNOLOGIES CORPORATION
                        and Subsidiaries

                PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets

                                                   September 30       June 30
                                                           1999          1999
                                                   ------------   -----------
                                                    (Unaudited)
ASSETS

   Cash & cash equivalents                         $  1,906,745   $ 4,412,664
   Accounts Receivable                                1,192,146     1,117,308
   Note Receivable                                       14,694             -
   Inventory, net                                       440,949       436,583
   Prepaid Expenses                                     551,379        28,283
                                                   ------------   -----------
   Total Current Assets                               4,105,913     5,994,838
                                                   ------------   -----------
OTHER ASSETS

   Software development, net                          1,731,624     1,690,958
   Licenses, net                                        137,500       151,250
   Property and equipment, net                        1,587,549     1,310,207
   Trademark, net                                     3,515,577     3,576,636
   Goodwill, net                                      1,284,503     1,302,699
   Other                                                669,325        54,180
                                                   ------------   -----------
   Total Other Assets                                 8,926,078     8,085,930
                                                   ------------   -----------
TOTAL ASSETS                                       $ 13,031,991   $14,080,768
                                                   ============   ===========

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets - Continued
                                                   September 30       June 30
                                                           1999          1999
                                                   ------------   -----------
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current Maturities of long-term debt            $    288,160   $   366,447
   Current maturities of capital leases                 112,757        55,168
   Trade accounts payable                               377,515       778,485
   Line of Credit                                       720,073       710,858
   Accrued and other current liabilities              1,074,909     1,142,095
                                                   ------------   -----------
   Total Current Liabilities                          2,573,414     3,053,053
                                                   ------------   -----------
Long Term Debt
   Obligation under notes payable,
        less current maturities                       2,282,140     2,590,017
   Obligation under capital leases,
        less current maturities                          16,287       100,720
                                                   ------------   -----------
   Total Liabilities                                  4,871,841     5,743,790
                                                   ------------   -----------
STOCKHOLDERS' EQUITY

Preferred stock, cumulative, $1.00 par value;
  1,000,000 shares authorized:
     Series A, 140,000 shares issued and 130,000
        and 140,000 shares outstanding at September
        30, 1999, and June 30, 1999, respectively       130,000       140,000
     Series H, 55 shares issued and 3 shares and 3
        shares outstanding at September 30, 1999
        and June 30, 1999, respectively (liquidation
        preference of $75,000 and $75,000)                    3             3
     Series 1999-D1, 720 shares issued and 720 shares
        and 720 shares outstanding at September 30,
        1999 and June 30, 1999, respectively (liquidation
        preference of $18,000,000 and $18,000,000)          720           720
     Series 1999-C, 44 shares issued and 0 shares and 44
        shares outstanding at September 30, 1999 and
        June 30, 1999, respectively
        (liquidation preference of $0 and $1,100,000)         -            44
     Series 1999-E, 96 shares issued and 0 shares and
        96 shares outstanding at September 30, 1999 and
        June 30, 1999, respectively
        (liquidation preference of $0 and $2,400,000)         -            96
Common stock, $.10 par value; 80,000,000 shares
  authorized; 19,293,935 and 15,013,150 shares issued
  and outstanding at September 30, 1999,
  and June 30, 1999                                   1,929,394     1,501,315
Additional Paid In Capital                           51,203,160    49,128,729
Accumulated Deficit                                 (45,103,127)  (42,433,929)
                                                   ------------   -----------
Total Stockholders' Equity                            8,160,150     8,336,978
                                                   ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 13,031,991   $14,080,768
                                                   ============   ===========

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited)
                                                       Three Months Ended
                                                   September 30  September 30
                                                           1999          1998
                                                   ------------   -----------
REVENUES
    Net Sales of Products                          $  2,300,975   $ 3,964,874
    Net Sales of Services                               444,080       427,117
                                                   ------------   -----------
TOTAL REVENUE                                         2,745,055     4,391,991
                                                   ------------   -----------
COST OF REVENUES                                      2,017,248     3,456,529
                                                   ------------   -----------
    Gross Profit                                        727,807       935,462

OPERATING EXPENSES                                   (3,167,872)   (2,818,558)
                                                   ------------   -----------
   Operating Loss                                    (2,440,065)   (1,883,096)
                                                   ------------   -----------
OTHER INCOME (EXPENSE)
   Other expense                                       (100,001)      (22,694)
   Interest expense                                     (95,888)      (83,271)
                                                   ------------   -----------
      Total Other Income (Expense)                     (195,889)     (105,965)
                                                   ------------   -----------
NET LOSS                                           $ (2,635,954)  $(1,989,061)
                                                   ============   ===========
Loss per share attributable to common stockholders
    Basic and Diluted                              $      (0.16)  $     (0.19)

Weighted average common shares outstanding
    Basic and Diluted                                16,221,812    10,243,171

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
                                                       Three Months Ended
                                                   September 30  September 30
                                                           1999          1998
                                                   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $ (2,635,954)  $(1,989,061)
Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
     Depreciation and Amortization                      773,807       613,986
     Changes in assets and liabilities, net of
       effects from acquisitions and dispositions:
          Accounts payable and accrued liabilities     (134,030)     (443,702)
          Accounts receivable                           (74,839)     (327,545)
          Inventory                                      (4,366)      135,002
          Prepaid expense                              (648,096)       (7,020)
                                                   ------------   -----------
     Cash provided by (used in) operating activities (2,723,478)   (2,018,340)
                                                   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                (313,956)      (29,821)
     Collections on note receivable                           -       103,103
     Issuance of note receivable                        (14,694)            -
                                                   ------------   -----------
     Cash provided by (used in) investing activities   (328,650)       73,282
                                                   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from line of credit                     2,177,224             -
     Principal payments on line of credit            (2,168,009)            -
     Principal payments on long-term debt               (86,163)     (130,180)
     Principal payments on capital lease obligations    (26,843)       (2,057)
     Proceeds from exercise of stock warrants           650,000             -
                                                   ------------   -----------
     Cash provided by (used in) financing activities    546,209      (132,237)
                                                   ------------   -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   (2,505,919)   (2,077,295)
CASH AND CASH EQUIVALENTS, BEGINNING                  4,412,664     2,284,988
                                                   ------------   -----------
CASH AND CASH EQUIVALENTS, ENDING                  $  1,906,745   $   207,693
                                                   ============   ===========

            UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999
                               (Unaudited)
BASIS OF PRESENTATION

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

CREDIT AGREEMENT/NOTES PAYABLE

     The Company's subsidiary, Network America, Inc. has a $2.15 million credit facility with FINOVA Capital Corporation secured by its accounts receivable. The outstanding balance under this agreement at September 30, 1999 totaled $720,073. This facility contains various financial covenants, including among other things, minimum net worth, maintenance of certain fixed charge ratios and maximum allowable indebtedness to net worth, with all of which Network America is currently in compliance.

     Outstanding notes at the end of the period were $2,570,301, including a note of $1.5 million that is convertible into Common Stock at $.625 per share, a note of $741,000 that is convertible into Common Stock at $1.00 per share, and some other small notes payable.

PURCHASE OF ASSETS

     The Company purchased certain assets of Zirca Corporation on September 22, 1999 for $300,000 cash and 360,000 shares of the Company's common stock in a transaction valued at $975,000. This transaction is included in the financial statements ending September 30, 1999.

FINANCING TRANSACTIONS

     During the first fiscal quarter the Company received $650,000 and issued
1.5 million shares of Common Stock pursuant to the exercise ofwarrants.

     The Company also issued an additional 2,780,785 shares of Common Stock during the reporting period.

SUBSEQUENT EVENTS

     The Company entered into a Sale and Purchase Agreement effective
October 29, 1999 to acquire 51% of certain assets of Softgen International, Inc. for 1,175,000 shares of the Company's Common Stock and warrants to acquire another 1,175,000 shares of common stock at $3.00 per share for three years.

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

                                Overview

     uniView Technologies Corporation offers the expertise and innovative tools necessary to create fully customized video-on-demand, interactive application, e-commerce, and other interactive broadband services. Building on a foundation of interactive broadband technology, and the understanding of end user requirements, we have merged our Internet access technologies and existing applications with the technologies of our development partners to deliver the future of interactive networking products and services. In 1997, we introduced our first revolutionary set top box and, today, we use convergence devices and integration expertise to design custom broadband networks for clients in multi-level marketing, hospitality, medical facilities, utilities, banking, and telecommunications. In addition to complete network system design and integration, we also offer Web site development, web site hosting, and full international Internet access, as well as produce research and development and customer service. More information about us can be found at our Web site, www.uniView.net.

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended September 30, 1999. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1999.

                          Results of Operations

     Revenues. Total sales for the first fiscal quarter ended September 30, 1999 were $2,745,000, compared to sales of $4,392,000 for the same quarter last year. Revenues decreased primarily as a result of the sale of one of our computer consulting subsidiaries, CompuNet Support Systems, Inc. Most of the sales for the reporting period can be attributed to network system design and integration services provided through our subsidiary, Network America, Inc.; however, we continue to expect our Advanced Systems Group to make significant contributions to revenue from recently announced contracts during the coming year.

     Gross Profit. Gross profit for the first fiscal quarter was approximately $728,000, compared to $935,000 for the same quarter last year. Gross margin, as a percentage of sales, in the first fiscal quarter was 26.5%, compared to 21.3% gross margin for the same quarter last year. The increase in gross margin resulted primarily from the implementation of additional cost saving measures related to the sale of products and services. The decrease in overall gross profit can be attributed to the decrease in overall revenues for this period.

     Operating Expenses. Total operating expenses for the first fiscal quarter increased by $349,000 over the same quarter last year. This increase can be attributed primarily to non-recurring public company expenses of approximately $545,000, which consist of filing fees and brokerage fees paid mostly in common stock during the quarter. Significant components of operating expenses for the period consisted of $1,031,000 for compensation; $187,000 for facilities; $120,000 in accrued non-recurring legal fees paid during the quarter; $152,000 for online service expense; and $422,000 for amortization of software development costs, trademark and goodwill.

                     Liquidity and Capital Resources

     Cash Flows From Operations. Cash used by operations for the fiscal quarters ended September 30, 1999 and 1998 were $2,723,000 and $2,018,000, respectively. Major components of cash flows from operations for the current quarter included: $774,000 for depreciation and amortization; an increase of $134,000 in accounts payable and accrued liabilities; an increase of $648,000 for prepaid expenses related to TV listings for our set top box; and the effects of a $2,636,000 loss from operations.

     Cash Flows From Investing Activities. During the first quarter, we purchased $314,000 of property, plant, and equipment as compared to $30,000 during the same period last year.

     Cash Flows from Financing Activities. We generated net cash from financing activities of $546,000 during the quarter ended September 30, 1999. The primary source of these funds were proceeds from the exercise of warrants. During the same quarter last year, we generated no proceeds from financing activities; however, $132,000 was used for principal payments on debt and lease obligations.

                              Other Matters

Cash Flow

     During the fiscal quarter ended September 30, 1999, we did not achieve a positive cash flow from operations. Accordingly, we continue to rely on cash on hand, as well as available borrowing arrangements and continued sale of our common stock and preferred stock to fund operations until a positive cash flow from operations can be achieved. We expect to achieve a positive cash flow in the coming fiscal year; however, if we are unable to achieve a positive cash flow from operations, additional financing or placements will be required. We continually evaluate opportunities with various investors to raise additional capital, without which, our growth and profitability could be restricted. Although we believe that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to us or that they will be available upon favorable terms.

Readiness for Year 2000

     We have recognized the need to ensure that our operations and relationships with vendors and other third parties will not be adversely impacted by software processing errors arising from the calculations using the Year 2000 ("Y2K") and beyond.

     We have created a company-wide Y2K team to identify and resolve Y2K issues associated with our internal information systems, internal non-information systems, the products and services we sell, and our major suppliers of products and services. (Non-information systems include telephone systems; fax machines; facilities systems regulating alarms, building access and sprinklers; and other miscellaneous systems and processes.) We established a Y2K program coordinator to ensure these programs are implemented across the Company. The coordinator provides a single point of reference, both internal, and external, for us. In addition, we continue to monitor our suppliers, customers, vendors and financial service organizations regarding their Year 2000 compliance. In some cases, to meet Y2K readiness, we have replaced suppliers or eliminated suppliers from consideration for new business.

     We believe that our Year 2000 review, new information system implementation, and other necessary remediation actions are substantially complete. Our products are Y2K compliant. Our internal financial reporting system has been upgraded to a Y2K compliant system. We believe that all of our non-information systems are substantially compliant. However, there can be no assurance that further Y2K remediation will not be required as we become aware of additional information.

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

     The discussion above regarding costs, risks and other forward-looking statements regarding Y2K is based on our best estimates given information that is currently available and is subject to change. As we continue to progress with our Y2K initiatives, we may discover that actual results will differ materially from these estimates.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We are exposed to interest rate risk primarily through our borrowing activities, which are described in the "Long-Term Debt" Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year ended June 30, 1999, which are incorporated herein by reference.

                       PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Sales of equity securities during the reporting period that were not registered under the Securities Act of 1933 consisted of the following:

  On August 9, 1999 we issued 64,000 shares of our Common Stock to an accredited investor as a finder's fee in connection with our acquisition of Video Management, Inc. in 1998. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D.

  On August 9, 1999 we issued 40,000 shares of our Common Stock to an accredited investor as a placement fee in connection with our Series 1999-D1 Preferred Stock. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D.

  On August 11, 1999 we issued 250,000 shares of our Common Stock to an accredited investor in pre-payment for TV listings utilized in connection with our set top box. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D.

  On August 17, 1999 we issued 240,000 shares of our Common Stock to an accredited investor as a placement fee in connection with our 1999.1 Convertible Debenture. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D.

  On August 25, 1999 we issued 7,767 shares of our Common Stock pursuant to conversion of a portion of our outstanding Series A Preferred Stock. Series A Preferred Stock contains no provision relating to conversion into Common Stock and the conversion price was determined by agreement at $1.50 per share. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D, in that (a) the investor or his purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the investment, (b) the investor or his purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, and (c) the investor or his purchaser representative were advised of the limitations on resale of the Common Stock. (The terms and conditions of Series A Preferred Stock are contained in an exhibit previously filed with the SEC, as reflected in the Exhibit Index of this Form 10-Q.)

  On September 30, 1999 we issued 11,932 shares of our Common Stock to accredited investors pursuant to conversion of accumulated dividends due on our Series 1999-C Preferred Stock. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D. We received no additional cash for the conversion, as we received cash upon the purchase and issuance of the preferred shares in May 1999. The dividends were converted at $1.97 per share, which represents the average closing sale price of the Common Stock for the five days ending on the date of conversion. (The terms and conditions of Series 1999-C Preferred Stock are contained in an exhibit previously filed with the SEC, as reflected in the Exhibit Index of this Form 10-Q.)

  On September 30, 1999 we issued 4,390 shares of our Common Stock to accredited investors pursuant to conversion of accumulated interest due on our 1999.2 Convertible Debenture. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D. We received no additional cash for the conversion, as we received cash upon the purchase and issuance of the debenture in March 1999. The interest was converted at $1.97 per share, which represents the average closing sale price of the Common Stock for the five days ending on the date of conversion. (The terms and conditions of the 1999.2 Debenture are contained in an exhibit previously filed with the SEC, as reflected in the Exhibit Index of this Form 10-Q.)

ITEM 5.   OTHER INFORMATION

Annual Shareholders' Meeting

     The date of our 1999 annual shareholders' meeting has been advanced by more than 30 days from the date of the 1998 annual shareholders' meeting, which was held on May 13, 1999. The 1999 annual shareholders' meeting will be held at 17300 North Dallas Parkway, Suite 2050, Dallas, Texas 75248, on December 9, 1999, at 4:30 P.M., Texas time, for the following purposes:

     1. Election of directors to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified.

     2. Ratification of the appointment of Grant Thornton LLP as independent auditors for the Company for fiscal year ending June 30, 2000.

     3.   Approval of the Company's 1999 Equity Incentive Plan.

     4. Ratification of stock options granted to employees and directors.

     5. Transaction of such other business as may properly come before the meeting or any postponements or adjournments thereof (the "Annual Meeting.")

     Only those Shareholders of record at the close of business on October 29, 1999 will be entitled to receive notice of, and vote at the meeting. The proxy statement for the 1999 annual shareholders' meeting was mailed to shareholders on or about November 9, 1999. Reference is made to the proxy statement for more information.

Acquisition or Disposition of Assets

Zirca Corporation

     On September 22, 1999 we consummated the acquisition of certain assets of Zirca Corporation ("Zirca") pursuant to an Acquisition Agreement. The consideration given for the acquisition was valued at $975,000, and consisted of $300,000 in cash and Three Hundred Sixty Thousand (360,000) shares of Registrant's par value $.10 common stock (the "Common Stock"). The number of shares of Common Stock was determined by dividing $675,000 by the closing last trade price of the Common Stock as of September 15, 1999 ($1.875 per share). The purchase price was established through arms length negotiations between the parties, considering the historical revenues and business prospects of Zirca and the market price of Registrant's Common Stock.

     The assets were acquired from Zirca Corporation, a Texas corporation, located at 13800 Senlac Drive, Farmers Branch, Texas 75234. There exists no material relationship between that entity and the Registrant or any of its affiliates, any director or officer of the registrant, or any associate of any such director or officer.

     Separate financial statements and pro forma financial information for the acquisition of these assets are not required to be filed, as the transaction is not deemed to be material under SEC regulations. This financial information will be consolidated into our financial statements pursuant to reporting requirements.

Softgen International, Inc.

     Subsequent to the end of the reporting period, on October 29, 1999, the Registrant consummated the acquisition of 51% of certain assets of Softgen International, Inc. ("Softgen"), pursuant to a Sale and Purchase Agreement. The consideration given for the acquisition was One Million One Hundred One Hundred Seventy-five Thousand (1,175,000) shares of Registrant's par value $.10 common stock (the "Common Stock") and warrants to purchase One Million One Hundred Seventy-five Thousand (1,175,000) shares of Registrant's Common Stock, exercisable at Three and NO/100 Dollars ($3.00) per share for three (3) years (the "Warrants"). The purchase price was established through arms length negotiations between the parties, considering the historical revenues and business prospects of Softgen and the current market price of Registrant's Common Stock.

     The assets were acquired from Softgen International, Inc., a British Virgin Islands corporation, with an office at 8150 N. Central Expressway, Suite 1201, Dallas, Texas 75206. There exists no material relationship between Softgen and the Registrant or any of its affiliates, any director or officer of the registrant, or any associate of any such director or officer.

     Part of the acquired assets consists of general office equipment used in the computer consulting business and the Registrant intends to continue such use.

     It is impracticable at this time to provide the required financial statements and pro forma financial information for the acquisition of these assets. The Registrant expects to file such financial statements and pro forma financial information as soon as practicable, but not later than January 12, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Reference is made to the Exhibit Index beginning on page 16 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K

          During the three months ended September 30, 1999 the Company filed no Current Reports on Form 8-K.

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

Date:     November 12, 1999

                  UNIVIEW TECHNOLOGIES CORPORATION
                        and Subsidiaries

                         EXHIBIT INDEX

Exhibit Number      Description of Exhibits          Sequential Page Number


2.1*      Sale and Purchase Agreement dated as of October 29, 1999,
          between the Company and Softgen International, Inc., et
          al., concerning the purchase of certain assets of Softgen
          International, Inc.                                            17

3(i)      Articles of Incorporation of the Company, as amended (f
          iled as Exhibit "4.1" to the Company's Registration
          Statement on Form S-3 filed with the Commission on May 13,
          1998 and incorporated herein by reference.)                    N/A

3(ii)     Bylaws of the Company, as amended (filed as Exhibit "3(
          ii)" to the Company's Annual Report on Form 10-K for the
          fiscal year ended June 30, 1999 and incorporated herein by
          reference.)                                                    N/A

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

4.3 Series H Preferred Stock terms and conditions (filed as Exhibit "4.4" to the Company's Registration Statement on Form S-3 originally filed with the Commission on June 20, 1996 and
          incorporated herein by reference.)                             N/A

4.4       Form of warrant issued in connection with the J.P. Carey
          Agreement (filed as Exhibit "4.8" to the Company's Registration Statement on Form S-3 filed with the Commission on July 20,
          1998 and incorporated herein by reference.)                    N/A

4.5       Form of warrant issued in connection with Series 1998-A1
          Preferred Stock (filed as Exhibit "4.7" to the Company's Registration Statement on Form S-3 filed with the Commission
          on July 20, 1998 and incorporated herein by reference.)        N/A

4.6 Series 1999-C Preferred Stock terms and conditions (filed as Exhibit "4.5" to the Company's Registration Statement on Form
          S-3 filed with the Commission on June 28, 1999 and
          incorporated herein by reference.)                             N/A

4.7 Series 1999-D1 Preferred Stock terms and conditions (filed as Exhibit "4.6" to the Company's Registration Statement on
          Form S-3 filed with the Commission on June 28, 1999 and
          incorporated herein by reference.)                             N/A

4.8 Form of warrant issued in connection with Founder's Equity fee agreement and Associates Funding Group, Inc. (filed as Exhibit "4.7" to the Company's Registration Statement on Form S-3
          filed with the Commission on June 28, 1999 and incorporated
          herein by reference.)                                          N/A

4.9 Form of Securities Purchase Agreement for 1999.1 and 1999.2 Convertible Debenture (filed as Exhibit "4.9" to the Company's Quarterly Report on Form 10-Q for the quarter ended December
          31, 1998 and incorporated herein by reference.)                N/A

4.10      Extension Agreement for Note and Security Agreement with
          Geneva Reinsurance Company, Ltd. dated March 16, 1999 allowing conversion of the remaining principal balance of the note into common stock (filed as Exhibit "4.17" to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999
          and incorporated herein by reference.)                         N/A

27*       Financial Data Schedule (for EDGAR filing purposes  only.)     36

99.1*     Acquisition Agreement dated as of September 22, 1999, between the Company and Zirca Corporation concerning the purchase of
          certain assets of Zirca Corporation.                           37
_______________
*  Filed herewith.