Form 10-Q
period 1999-12-31
UNIVIEW TECHNOLOGIES CORP
filed 2000-02-18
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           Form 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1999

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________


               Commission File Number 2-93668-FW


                UNIVIEW TECHNOLOGIES CORPORATION
     (Exact name of Registrant as specified in its charter)


                Texas                                  75-1975147
   (State  or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

     17300 North Dallas Parkway, Suite 2050,              75248
                Dallas, Texas                           (Zip Code)
     (Address of principal executive offices)

                             (972) 233-0900
          (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X    NO


     At January 31, 2000, there were 21,265,564 shares of Registrant's common stock outstanding.

                         GENERAL INDEX
                                                            Page Number


                            PART I.
                     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                    3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                     9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK                                                   12


                            PART II.
                       OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS              12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    13

ITEM 5.   OTHER INFORMATION                                      14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                       14

SIGNATURES                                                       15

EXHIBIT INDEX                                                    15

                      PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets

                                            December 31    June 30
                                            1999           1999
ASSETS                                      -----------    -----------
------                                      (Unaudited)
Current Assets
   Cash & cash equivalents                  $   839,885    $ 4,412,664
   Accounts Receivable                        1,122,115      1,117,308
   Note Receivable                              313,621              -
   Inventory, net                               604,479        436,583
   Prepaid Expenses                             427,090         28,283
                                            -----------    -----------
   Total Current Assets                       3,307,190      5,994,838
                                            -----------    -----------
Other Assets
   Purchased software, net                    1,824,894              -
   Software development, net                  1,052,571      1,690,958
   Licenses, net                                123,750        151,250
   Property and equipment, net                1,342,107      1,310,207
   Trademark, net                             3,454,517      3,576,636
   Goodwill, net                              1,243,015      1,302,699
   Other                                        665,883         54,180
                                            -----------    -----------
   Total Other Assets                         9,706,737      8,085,930
                                            -----------    -----------
TOTAL ASSETS                                $13,013,927    $14,080,768
                                            ===========    ===========
See accompanying notes to consolidated financial statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets - Continued
                                                    December 31    June 30
                                                    1999           1999
LIABILITIES AND STOCKHOLDERS' EQUITY                -----------    -----------
------------------------------------                (Unaudited)
Current Liabilities
   Current Maturities of long-term debt             $   261,638    $   366,447
   Current maturities of capital leases                  98,010         55,168
   Trade accounts payable                               759,030        778,485
   Line of Credit                                       409,144        710,858
   Accrued and other current liabilities              1,078,310      1,142,095
                                                    -----------    -----------
   Total Current Liabilities                          2,606,132      3,053,053
                                                    -----------    -----------
Long Term Debt
   Obligation under notes payable,
      less current maturities                         2,277,766      2,590,017
   Obligation under capital leases,
      less current maturities                            15,399        100,720
                                                    -----------    -----------
   Total Liabilities                                  4,899,297      5,743,790
                                                    -----------    -----------
Minority Interest                                             -              -

STOCKHOLDERS' EQUITY
   Preferred stock, cumulative, $1.00 par
   value; 1,000,000 shares authorized:
      Series A, 140,000 shares issued and 30,000 and
        140,000 shares outstanding at December 31,
        1999, and June 30, 1999, respectively            30,000        140,000
      Series H, 55 shares issued and 2 shares and 3
        shares outstanding at December 31, 1999 and
        June 30, 1999, respectively (liquidation
        preference of $50,000 and $75,000)                    2              3
      Series 1999-D1, 720 shares issued and 720 shares
        and 720 shares outstanding at December 31, 1999
        and June 30, 1999, respectively (liquidation
        preference of $18,000,000 and $18,000,000)          720            720
      Series 1999-C, 44 shares issued and 0 shares and
        44 shares outstanding at December 31, 1999 and
        June 30, 1999, respectively (liquidation
        preference of $0 and $1,100,000)                      -             44
      Series 1999-E, 96 shares issued and 0 shares and
        96 shares outstanding at December 31, 1999 and
        June 30, 1999, respectively (liquidation
        preference of $0 and $2,400,000)                      -             96
   Common stock, $.10 par value; 80,000,000 shares
      authorized; 19,679,601 and 15,013,150 shares
      issued and outstanding at December 31, 1999,
      and June 30, 1999                               1,967,960      1,501,315
   Additional Paid In Capital                        54,079,846     49,128,729
   Accumulated Deficit                              (47,963,898)   (42,433,929)
                                                    -----------    -----------
   Total Stockholders' Equity                         8,114,630      8,336,978
                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $13,013,927    $14,080,768
                                                    ===========    ===========
See accompanying notes to consolidated financial statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                         Three Months Ended          Six Months Ended
                         -------------------------   -------------------------
                         December 31   December 31   December 31   December 31
                         1999          1998          1999          1998
                         -----------   -----------   -----------   -----------
REVENUES
  Net Sales of Products  $ 1,914,883   $ 2,275,153   $ 4,215,858   $ 6,124,775
  Net Sales of Services      281,310        78,271       725,390       620,640
                         -----------   -----------   -----------   -----------
TOTAL REVENUE              2,196,193     2,353,424     4,941,248     6,745,415
                         -----------   -----------   -----------   -----------
COST OF REVENUES           1,513,743     1,796,132     3,530,991     5,252,661
                         -----------   -----------   -----------   -----------
  Gross Profit               682,450       557,292     1,410,257     1,492,754

OPERATING EXPENSES        (3,441,437)   (2,431,004)   (6,609,309)   (5,249,561)
                         -----------   -----------   -----------   -----------
  Operating Loss          (2,758,987)   (1,873,712)   (5,199,052)   (3,756,807)
                         -----------   -----------   -----------   -----------
GAIN ON SALE OF SUBSIDIARIES       -     1,860,207             -     1,860,207

OTHER INCOME (EXPENSE)
  Other expense              (49,501)       80,440      (149,502)       57,746
  Interest expense           (85,527)      (76,270)     (181,415)     (159,541)
                         -----------   -----------   -----------   -----------
  Total Other Income
   (Expense)                (135,028)        4,170      (330,917)     (101,795)
                         -----------   -----------   -----------   -----------
NET LOSS                 $(2,894,015)  $    (9,335)  $(5,529,969)  $(1,998,395)
                         ===========   ===========   ===========   ===========
Loss per share attributable
 to common stockholders
    Basic and Diluted    $     (0.15)  $     (0.00)  $     (0.31)  $     (0.18)
                         ===========   ===========   ===========   ===========
Weighted average common
 shares outstanding
    Basic and Diluted     19,605,486    12,435,002    17,913,649    11,339,086
                         ===========   ===========   ===========   ===========
See accompanying notes to consolidated financial statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
                                                     Six Months Ended
                                                     -------------------------
                                                     December 31   December 31
                                                     1999          1998
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                             $(5,529,969)  $(1,998,395)
Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
      Depreciation and Amortization                    1,704,430     1,400,618
      Gain on Sale of Subsidiaries                             -    (1,860,207)
      Stock compensation expense                         724,500             -
      Changes in assets and liabilities, net of
          effects from acquisitions and dispositions:
             Accounts payable and accrued liabilities    280,915      (159,815)
             Accounts receivable                         199,188       434,193
             Inventory                                  (167,896)      (29,176)
             Prepaid expense                            (497,951)       26,184
             Other assets                               (172,382)       (7,917)
                                                     -----------   -----------
       Cash used in operating activities              (3,459,165)   (2,194,515)
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition of business, net of cash acquired   (208,319)            -
        Purchase of property and equipment              (277,181)      (36,830)
        Collections on note receivable                         -             -
        Issuance of note receivable                      (13,621)            -
                                                     -----------   -----------
       Cash used in investing activities                (499,121)      (36,830)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Cash paid for cost of capital                  (165,000)            -
         Principal payments on notes receivable                -        45,803
         Proceeds from line of credit                  3,555,885             -
         Principal payments on line of credit         (3,857,598)            -
         Principal payments on long-term debt           (180,080)     (689,737)
         Principal payments on capital lease obligations (42,479)            -
         Payments of preferred stock dividends            (1,875)            -
         Redemption of Series A preferred stock         (118,099)            -
         Net proceeds from equity transactions         1,194,753       625,983
                                                     -----------   -----------
       Cash provided by financing activities             385,507       (17,951)
                                                     -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (3,572,779)   (2,249,296)
CASH AND CASH EQUIVALENTS, BEGINNING                   4,412,664     2,284,988
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, ENDING                    $   839,885   $    35,692
                                                     ===========   ===========
See accompanying notes to consolidated financial statements.

            UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1999
                               (Unaudited)

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

CREDIT AGREEMENT/NOTES PAYABLE

     The Company's subsidiary, Network America, Inc. has a $2.15 million credit facility with FINOVA Capital Corporation secured by its accounts receivable. The outstanding balance under this agreement at December 31, 1999 totaled $409,144. This facility contains various financial covenants, including among other things, minimum net worth, maintenance of certain fixed charge ratios and maximum allowable indebtedness to net worth, with all of which Network America is currently in compliance.

     Outstanding notes at the end of the period were $2,539,000, including a note of $1.5 million that is convertible into Common Stock at $.625 per share, a note of $741,000 that is convertible into Common Stock at $1.00 per share, and some other small notes payable.

ACQUISITIONS

     Effective October 29, 1999 the Company acquired 51% of the assets of Softgen International, Inc. ("Softgen"). Consideration for the acquisition consisted of 1,175,000 restricted shares of the Company's Common Stock and warrants to acquire another 1,175,000 shares at $3.00 per share, plus other consideration for a total value of $2.3 million.
As a result of the acquisition of Softgen, which was accounted for as a purchase, the Company allocated the excess purchase price over tangible assets acquired of approximately $1.6 million to purchased software based on an appraisal.

     Effective September 22, 1999 the Company acquired assets of Zirca Corporation ("Zirca") for $300,000 cash and 360,000 restricted common shares of the Company valued at $675,000. The acquisition of Zirca was accounted for as a purchase and the Company has allocated the excess purchase price over tangible assets acquired of approximately $740,000 to purchased software based on an appraisal.

     The following pro forma information combines the results of operations as if the acquisitions had been consummated as of July 1, 1998, after including the impact of adjustments for amortization of purchased software and common stock issued in the transaction.

                                             Six months ended
                                             ----------------
                                   December 31, 1999   December 31, 1998
                                   -----------------   -----------------
Revenue                            $       4,770,358   $       7,647,115
Net loss                           $      (6,504,877)  $      (2,803,895)
Weighted Average Shares                   19,448,649          12,874,088
Basic and diluted loss per share   $           (0.33)  $           (0.22)

SALE OF SUBSIDIARIES

     On October 31, 1998, the Company sold uniView Marketing Corporation ("UMC") and CompuNet Support Systems, Inc. ("CNSS"). In the transaction, all of the issued and outstanding common stock of each of UMC and CNSS was transferred to W. I. Technology Holding Company, Inc. The Company reported a gain of $1.86 million from the transaction, consisting primarily of a reduction in liabilities associated with UMC.

FINANCING TRANSACTIONS

     Through December 31, 1999 the Company received $665,000 and issued 1,524,000 shares of Common Stock pursuant to the exercise of warrants. The Company additionally received $850,000 in private placement transactions through December 31, 1999. The Company issued an additional 658,331 shares of Common Stock subsequent to December 31, 1999 in connection with these warrant exercises and private placement transactions. Through December 31, 1999 the Company paid $320,247 to financial intermediaries related to equity transactions in fiscal 1999 and 2000.

BUSINESS SEGMENT INFORMATION

     During 1999 and 1998, the Company was primarily engaged in the sale of computer-related products and services. The following tables set forth certain information with respect to the six months ended December 31:

                                       1999             1998
                                  ------------     ------------
Net Revenues:
  Computer Product Sales          $  4,215,858     $  6,124,746
  Computer Services                    725,390          620,669
                                  ------------     ------------
                                  $  4,941,248     $  6,745,415
                                  ============     ============
Operating Loss:
  Computer Product Sales          $   (815,283)    $ (1,746,974)
  Computer Services                   (821,609)        (169,541)
  Corporate                         (3,893,076)      (2,101,628)
                                  ------------     ------------
  Total operating loss            $ (5,529,969)    $ (4,018,143)

Less interest expense                  181,415          159,541
Gain on sale of subsidiaries                 -        1,860,207
                                  ------------     ------------
Loss from continuing operations   $ (5,348,554)    $ (1,998,395)
                                  ============     ============
Identifiable assets:
  Computer products and services  $ 12,044,471     $  5,904,978
  Corporate                            969,457        6,463,889
                                  ------------     ------------
                                  $ 13,013,928     $ 12,368,867
                                  ============     ============
Depreciation, amortization
 and write-down:

  Computer products and services  $  1,526,763     $  1,340,789
  Corporate                            177,667           59,829
                                  ------------     ------------
                                  $  1,704,430     $  1,400,618
                                  ============     ============
Capital Expenditures:
  Computer product sales
   and services                   $  2,267,802     $          -
  Corporate                                  -                -
                                  ------------     ------------
                                  $  2,267,802     $          -
                                  ============     ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                       Forward Looking Statements

     This report may contain "Forward Looking Statements," which are our expectations, plans, and projections which may or may not materialize, and which are subject to various risks and uncertainties, including statements concerning expected expenses, Year 2000 readiness, and the adequacy of our sources of cash to finance our current and future operations. When used in this report, the words "plans," "believes," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Factors which could cause actual results to materially differ from our expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; Year 2000 readiness of our suppliers, and the risks described from time to time in our SEC filings. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or change in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

                                Overview

     Dallas based uniView Technologies Corporation has aggregated a unique architecture of key companies offering competencies and expertise in video on demand, set top solutions, computer telephony integration software ("CTI"), innovative customer care applications, consulting services, e-business solutions, and interactive broadband connectivity. The companies market their products and services both domestically and internationally focusing on multi-level marketing, hospitality, utilities, banking, telecommunications and fortune 1,000 companies. uniView's four companies include Advanced Systems Group, Network America, uniView Softgen and the Products Group. More information about us can be found at our Web site, www.uniView.com.

     The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended December 31, 1999. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1999.

                          Results of Operations

     Revenues. Total sales for the second fiscal quarter ended December 31, 1999 were $2.2 million, with sales of $2.4 million for the same quarter last year. Total sales for the six months ended December 31, 1999 were $5 million, compared to $6.7 million for the same period last year. Most of the sales for the reporting period can be attributed to network system design and integration services provided through our subsidiary, Network America. These revenues decreased primarily as a result of customers holding back projects because of concerns over Y2K. We continue to expect our Advanced Systems Group to make significant contributions to revenue from recently announced contracts during the coming year. We also expect our new subsidiary, uniView Softgen, to begin making significant contributions to revenue through sales of its proprietary CTI software, CIMphony(TM).

     Gross Profit. Gross Profit for the second fiscal quarter was $682,000, compared to $557,000 for the same quarter last year. Gross Profit for the six months ended December 31, 1999 was $1.4 million, compared to $1.5 million for the same period last year.

     Operating Expenses. Total operating expenses for the second fiscal quarter were $3.4 million, compared to $2.4 million for the same quarter last year. Total operating expenses for the six months ended December 31, 1999 were $6.6 million, compared to $5.2 million for the same period
last year.   Significant components of operating expenses for the six
months ended December 31, 1999 and 1998 consisted of the following:

                                              Six months ended
                                              ----------------
                                   December 31, 1999   December 31, 1998
                                   -----------------   -----------------
Compensation                           $   2,000,000       $   2,750,000
Facilities                                   348,000             518,000
Depreciation                                 769,000             578,000
Online service expense                       372,000              80,000
Amortization of software development         936,000             836,000
     costs, trademark and goodwill
Legal expense                                214,000              31,000
Stock option expense                         724,500                -
Other                                      1,245,809             398,561
                                   -----------------   -----------------
Total                                  $   6,609,309       $   5,191,561

Other expenses include one time moving expenses, uniView Softgen expenses during the transition period following the acquisition, advertising, telephone, interest expense, and other general and administrative expenses. Stock option expense relates to options granted to employees at prices less than the full market price.

                     Liquidity and Capital Resources

     Cash Flows From Operations.   Cash used by operations for the six
months ended December 31, 1999 and 1998 were $3.4 million and $2.2 million, respectively. Major components of cash flows from operations for the current period included $1.7 million for depreciation and amortization and the effects of a $5.5 million loss from operations.

     Cash Flows From Investing Activities.   During the six months ended
December 31, 1999, we purchased $277,000 of property, plant, and equipment as compared to $37,000 during the same period last year. We additionally expended $208,000 net cash for business acquisitions during the six months ended December 31, 1999.

     Cash Flows from Financing Activities.   During the six months ended
December 31, 1999 we generated $1.2 million from financing activities, compared to $625,000 during the same period last year. The primary sources of these funds were proceeds from equity transactions. We additionally paid $180,000 on long-term debt during the six months ended December 31, 1999, compared to $690,000 during the same period last year.

                              Other Matters
Cash Flow

     During the six months ended December 31, 1999, we did not achieve a positive cash flow from operations. Accordingly, we continue to rely on cash on hand, as well as available borrowing arrangements and continued sale of our common stock and preferred stock to fund operations until a positive cash flow from operations can be achieved. We expect to achieve a positive cash flow during this fiscal year; however, if we are unable to achieve a positive cash flow from operations, additional financing or placements will be required. We continually evaluate opportunities with various investors to raise additional capital, without which, our growth and profitability could be restricted. Although we believe that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to us or that they will be available upon favorable terms.

Readiness for Year 2000

     During 1998 and 1999 we recognized the need and took action to ensure that our operations and relationships with vendors and other third parties would not be adversely impacted by software processing errors arising from the calculations using the year 2000 ("Y2K") and beyond. We believe that our Y2K review, new information system implementation, and other remedial actions that we took were responsible for our successful transition into the year 2000 without incident.

     We created a company-wide Y2K team to identify and resolve Y2K issues associated with our internal information systems, internal non-information systems, the products and services we sell, and our major suppliers of products and services. (Non-information systems include telephone systems; fax machines; facilities systems regulating alarms, building access and sprinklers; and other miscellaneous systems and processes.) We established a Y2K program coordinator to ensure that these programs were implemented across the Company. The coordinator provides a single point of reference, both internal, and external, for us.

     Our products are Y2K compliant. Our internal financial reporting system was upgraded to a Y2K compliant system. All of our non-information systems are compliant. In addition, we continue to monitor our suppliers, customers, vendors and financial service organizations regarding their Year 2000 compliance. In some cases, to meet Y2K readiness, we replaced suppliers or eliminated suppliers from consideration for new business. However, there can be no assurance that further Y2K remedial action will not be required as we become aware of additional information in the future.

     We believe the critical period for Y2K problems has passed and that any Y2K related problems in the future will not be significant. However, there is no assurance that some Y2K issues will not arise in the future, and we have retained our contingency plans to address any such issues. Any potential infrastructure problem that is outside of our control could still result in a delay in delivery of products or services depending on the nature and severity of the problem.

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

                       PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Sales of equity securities during the reporting period that were not registered under the Securities Act of 1933 consisted of the following:

    On October 15, 1999 we issued 360,000 shares of our Common Stock in connection with our acquisition of certain assets of Zirca Corporation. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, and (c) the investor or its purchaser representative were advised of the limitations on resale of the Common Stock.

    Subsequent to the end of the reporting period, on January 7, 2000 we issued 927,632 shares of our Common Stock in connection with our acquisition of certain assets of Softgen International, Inc. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, and (c) the investor or its purchaser representative were advised of the limitations on resale of the Common Stock.

    Subsequent to the end of the reporting period, on January 7, 2000 we issued 365,331 shares of our Common Stock to accredited investors in a private placement. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D.

    Subsequent to the end of the reporting period, on January 24, 2000 we issued 100,000 shares of our Common Stock to accredited investors in a private placement. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     We held our 1999 Annual Shareholders' Meeting on December 9, 1999. Of our 19,653,935 common shares issued and outstanding as of the Record Date, 17,398,765 were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting.

     The following proposals were approved by the required number of shares represented at the meeting:

     1.   Election of Directors:
               Patrick A. Custer   (FOR  17,281,769; WITHHELD  116,996.)
               Edward M. Warren    (FOR  17,282,309; WITHHELD  116,456.)
               Bernard S. Appel    (FOR  17,281,529; WITHHELD  117,236.)
               Billy J. Robinson   (FOR  17,282,269; WITHHELD  116,496.)

     2. Ratification of the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending June 30, 2000.

     FOR   17,293,540         AGAINST   49,555         ABSTAIN   55,670

     3.   Approval of the Company's 1999 Equity Incentive Plan.

     FOR   5,369,605          AGAINST   523,459        ABSTAIN   104,717

     4.   Ratification of stock options granted to employees and directors.

     FOR   5,315,280          AGAINST   557,610        ABSTAIN   124,891

ITEM 5.   OTHER INFORMATION

Acquisition or Disposition of Assets

Softgen International, Inc.

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

     Separate financial statements and pro forma financial information for the acquisition of these assets were not required to be filed, as the transaction did not meet the required threshold for reporting under SEC regulations. This financial information will be consolidated into our financial statements pursuant to reporting requirements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

          Reference is made to the Exhibit Index beginning on page 14 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the reporting period.

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

                              By:  /s/    Patrick A. Custer
                                   Patrick A. Custer, President
                                   (Principal Financial and
                                    Duly Authorized Officer)

Date:     February 18, 2000


                    UNIVIEW TECHNOLOGIES CORPORATION
                        and Subsidiaries

                         EXHIBIT INDEX

Exhibit Number      Description of ExhibitsSequential Page Number

2.1 Sale and Purchase Agreement dated as of October 29, 1999, between the Company and Softgen International, Inc., et
          al.,  concerning the purchase of certain assets of Softgen
          International,  Inc.  (filed  as  Exhibit  "2.1"  to   the
          Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated herein
          by reference.)                                                N/A

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

4.6       Series 1999-D1 Preferred Stock terms and conditions (filed as Exhibit "4.6" to the Company's Registration Statement
          on Form S-3 filed with the Commission on June 28, 1999 and
          incorporated herein by reference.)                            N/A

4.7 Form of Securities Purchase Agreement for 1999.1 Convertible Debenture (filed as Exhibit "4.9" to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998
          and incorporated herein by reference.)                        N/A

4.8       Extension Agreement for Note and Security Agreement with
          Geneva Reinsurance Company, Ltd. dated March 16, 1999
          allowing conversion of the remaining principal balance of
          the note into common stock (filed as Exhibit "4.17" to the Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 1999 and incorporated herein by reference.)    N/A

4.9*      Form of Securities Purchase Agreement for private placement
          to Founders Equity Group, Inc.                                17

4.10*     Form of Securities Purchase Agreement for private placement
          to Bonanza Partners, Ltd.                                     24

4.11*     Form of warrant issued in connection with private placement
          to Bonanza Partners, Ltd.                                     31

4.12*     Form of warrant issued in connection with acquisition of
          certain assets of Softgen International, Inc.                 37

27*       Financial Data Schedule (for EDGAR filing purposes only.)     43
__________________
*  Filed herewith.