Form 10-Q
period 2000-03-31
UNIVIEW TECHNOLOGIES CORP
filed 2000-05-12
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           Form 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

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


     At May 12, 2000, there were 21,646,051 shares of Registrant's common stock outstanding.

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

ITEM 1.   FINANCIAL STATEMENTS

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets
                                        March 31          June 30
                                        2000              1999
                                        -----------       -----------
                                        (Unaudited)
ASSETS
   Cash & cash equivalents             $  2,830,723      $  4,412,664
   Accounts receivable,
       net of allowance of
       $6,872 and $76,510                 1,157,881         1,117,308
   Inventory                                348,840           436,583
   Prepaid expenses                         310,886            28,283
   Other Current Assets                     198,235                 -
                                        -----------       -----------
   Total Current Assets                   4,846,565         5,994,838
                                        -----------       -----------
OTHER ASSETS
   Purchased software, net                2,428,802                 -
   Software development, net                800,879         1,690,958
   Licenses, net                            110,000           151,250
   Property and equipment, net            1,172,957         1,310,207
   Trademark, net                         3,393,458         3,576,636
   Goodwill, net                          1,209,589         1,302,699
   Other                                    690,908            54,180
                                        -----------       -----------
   Total Other Assets                     9,806,593         8,085,930
                                        -----------       -----------
TOTAL ASSETS                           $ 14,653,158      $ 14,080,768
                                        ===========       ===========
See accompanying notes to consolidated financial statements

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets
                                                    March 31       June 30
                                                    2000           1999
                                                    -----------    -----------
LIABILITIES AND STOCKHOLDERS EQUITY                 (Unaudited)
CURRENT LIABILITIES
   Loans and current maturities of long term debt  $    856,008   $  1,077,305
   Current maturities of capital leases                 120,494         55,168
   Trade accounts payable                               519,911        778,485
   Accrued and other current liabilities              2,190,730      1,142,095
                                                    -----------    -----------
   Total Current Liabilities                          3,687,143      3,053,053
                                                    -----------    -----------
Long Term Debt
   Obligation under notes payable,
       less current maturities                        2,287,928      2,590,017
   Obligation under capital leases,
       less current maturities                           14,510        100,720
                                                    -----------    -----------
   Total Liabilities                                  5,989,581      5,743,790
                                                    -----------    -----------
Minority Interest                                             -              -

STOCKHOLDERS' EQUITY

  Preferred stock, cumulative, $1.00 par value;
    1,000,000 shares authorized:
      Series A, 140,000 shares issued and 30,000 and
        140,000 shares outstanding at March 31,
        2000, and June 30, 1999, respectively            30,000        140,000
      Series H, 55 shares issued and 2 shares and
        3 shares outstanding at March 31, 2000 and
        June 30, 1999, respectively
        (liquidation preference of $50,000 and $75,000)       2              3
      Series 1999-D1, 720 shares issued and 720 shares
        and 720 shares outstanding at March 31, 2000 and
        June 30, 1999, respectively (liquidation
        preference of $18,000,000 and $18,000,000)          720            720
      Series 1999-C, 44 shares issued and 0 shares and
        44 shares outstanding at March 31, 2000 and
        June 30, 1999, respectively
        (liquidation preference of $0 and $1,100,000)         -             44
      Series 1999-E, 96 shares issued and 0 shares and
        96 shares outstanding at March 31, 2000 and
        June 30, 1999, respectively
        (liquidation preference of $0 and $2,400,000)         -             96
  Common stock, $.10 par value; 80,000,000 shares
    authorized; 21,561,432 and 15,013,150 shares issued
    and outstanding at March 31, 2000,
    and June 30, 1999                                 2,156,143      1,501,315
  Additional Paid In Capital                         56,889,945     49,128,729
  Accumulated Deficit                               (50,413,233)   (42,433,929)
                                                    -----------    -----------
  Total Stockholders' Equity                          8,663,577      8,336,978
                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 14,653,158   $ 14,080,768
                                                    ===========    ===========
See accompanying notes to consolidated financial statements

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                                                   Three Months Ended            Nine Months Ended
                                              --------------------------    --------------------------
                                                 March 31       March 31       March 31       March 31
                                                     2000           1999           2000           1999
                                              -----------    -----------    -----------    -----------
REVENUES
    Net Sales of Products                     $ 1,454,573    $ 1,852,516    $ 5,670,431    $ 7,977,290
    Net Sales of Services                         431,321        658,405      1,156,711      1,279,046
                                              -----------    -----------    -----------    -----------
TOTAL REVENUE                                   1,885,894      2,510,921      6,827,142      9,256,336
                                              -----------    -----------    -----------    -----------
COST OF REVENUES                                1,252,813      2,384,836      4,783,804      7,637,497
                                              -----------    -----------    -----------    -----------
    Gross Profit                                  633,081        126,085      2,043,338      1,618,839

OPERATING EXPENSES                             (2,854,056)    (2,435,599)    (9,463,365)    (7,685,160)
                                              -----------    -----------    -----------    -----------
   Operating Loss                              (2,220,975)    (2,309,514)    (7,420,027)    (6,066,321)
                                              -----------    -----------    -----------    -----------
GAIN ON SALE OF SUBSIDIARIES                            -              -              -      1,860,207

OTHER INCOME (EXPENSE)
   Loss from sale of land                               -        (82,800)             -        (82,800)
   Other income (expense)                         (54,216)       167,229       (203,718)       224,976
   Interest expense                              (120,927)      (243,963)      (302,342)      (403,504)
                                              -----------    -----------    -----------    -----------
      Total Other Income (Expense)               (175,143)      (159,534)      (506,060)      (261,328)
                                              -----------    -----------    -----------    -----------
NET LOSS                                      $(2,396,118)   $(2,469,048)   $(7,926,087)   $(4,467,442)
                                              ===========    ===========    ===========    ===========

Loss per share attributable to
   common stockholders
      Basic and Diluted                       $     (0.11)   $     (0.19)   $     (0.42)   $     (0.38)


Weighted average common shares outstanding
      Basic and Diluted                        21,208,294     13,298,044     19,003,877     11,854,100

See accompanying notes to consolidated financial statements

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
                                                          Nine Months Ended
                                                    --------------------------
                                                       March 31       March 31
                                                           2000           1999
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                           $ (7,926,087)  $ (4,467,442)
Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
      Depreciation and Amortization                   2,391,582      2,230,269
      Gain on sale of subsidiaries                            -     (1,860,207)
      Stock compensation expense                        603,750              -
      Loss on sale of land                                    -         82,800
      Changes in assets and liabilities, net of
          effects from acquisitions and dispositions:
             Accounts payable and accrued liabilities   414,339         34,044
             Accounts receivable                        433,579         31,066
             Inventory                                   87,744         76,493
             Prepaid expense                           (381,747)        12,780
             Other assets                              (331,540)       (39,045)
                                                    -----------    -----------
      Cash used in operating activities              (4,708,380)    (3,899,242)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of business, net of cash acquired    (208,319)             -
      Purchase of property and equipment               (433,507)       (62,365)
      Proceeds from sale of land                              -        250,000
                                                    -----------    -----------
      Cash (used in) provided by investing activities  (641,826)       187,635
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on notes receivable                  -        100,657
      Proceeds from line of credit                    4,759,631              -
      Principal payments on line of credit           (4,889,536)             -
      Proceeds from long term debt                            -      1,800,000
      Principal payments on long-term debt             (194,088)      (244,903)
      Principal payments on capital lease obligations   (59,660)       (65,097)
      Payments of preferred stock dividends              (1,875)             -
      Redemption of Series A preferred stock           (118,099)             -
      Net proceeds from equity transactions           4,271,892      1,025,983
                                                    -----------    -----------
      Cash provided by financing activities           3,768,265      2,616,640
                                                    -----------    -----------

NET DECREASE IN CASH AND
      CASH EQUIVALENTS                               (1,581,941)    (1,094,967)
CASH AND CASH EQUIVALENTS, BEGINNING                  4,412,664      2,284,988
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, ENDING                  $  2,830,723   $  1,190,021
                                                    ===========    ===========
See accompanying notes to consolidated financial statements

            UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 2000 (Unaudited)

BASIS OF PRESENTATION

     The interim financial statements and summarized notes included herein were prepared without audit in accordance with generally accepted accounting principles for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in the Company's Annual Report on Form 10-K for the preceding fiscal year. These interim financial statements and notes hereto reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results, however, should not be construed as necessarily indicative of future results.

CREDIT AGREEMENT/NOTES PAYABLE

     The Company's subsidiary, Network America, Inc. has a $2.15 million credit facility with FINOVA Capital Corporation collateralized by accounts receivable, inventory and equipment. The outstanding balance under this agreement at March 31, 2000 totaled $580,952. This facility contains various financial covenants, including among other things, minimum net worth, maintenance of certain fixed charge ratios and maximum allowable indebtedness to net worth, with all of which Network America is currently in compliance.

     Outstanding notes at the end of the period were $2,541,000, including a note of $1.5 million that is convertible into common stock at $.625 per share, a note of $741,000 that is convertible into common stock at $1.00 per share, and some other small notes payable.

ACQUISITIONS

     Effective October 29, 1999 the Company acquired the assets and assumed certain liabilities of Softgen International, Inc. ("Softgen").
Consideration for the acquisition consisted of 1,175,000 restricted shares of the Company's common stock and warrants to acquire another
1,057,500 shares at $3.00 per share, shares of uniView Softgen
Corporation ("uniView Softgen"), plus other consideration for a total value of $2.7 million. As a result of the acquisition of Softgen, which was accounted for as a purchase, the Company allocated the excess purchase price over tangible assets acquired of approximately $2.2 million to purchased software based on an appraisal. During the third fiscal quarter ended March 31, 2000, certain adjustments were made to the purchase price and corresponding allocation of purchase price as the result of nonperformance by a former shareholder of Softgen and a more detailed analysis of the assets and liabilities assumed in the acquisition. After completion of the transaction, the Company held a 61%
ownership position and former shareholders of Softgen held a 39% ownership position in uniView Softgen.

     Effective September 22, 1999 the Company acquired assets of Zirca
Corporation ("Zirca") for $300,000 cash and 360,000 restricted common shares of the Company valued at $675,000. The acquisition of Zirca was accounted for as a purchase and the Company has allocated the excess purchase price over tangible assets acquired of approximately $360,000 to purchased software.

     The following pro forma information combines the results of operations as if the acquisitions had been consummated as of July 1, 1998, after including the impact of adjustments for amortization of purchased software and common stock issued in the transaction.

                                             Nine months ended
                                             -----------------
                                   March 31, 2000      March 31, 1999
                                   --------------      --------------
Revenue                            $  6,357,074        $  10,440,386
Net loss                           $ (8,556,269)       $  (5,675,692)
Weighted Average Shares              19,003,877           13,389,100
Basic and diluted loss per share   $      (0.45)       $       (0.42)

FINANCING TRANSACTIONS

     For the quarter ended March 31, 2000, the Company received $373,375 and issued 194,250 shares of common stock pursuant to the exercise of warrants. For the nine months, the Company received $1,038,000 and issued 1,718,250 shares of common stock pursuant to the exercise of warrants. Including the proceeds received during the third quarter, the Company has received a total of $3,641,265 in private placement transactions for the nine months ended March 31, 2000 and had paid
$525,248 to financial intermediaries related to equity transactions in fiscal 2000.

BUSINESS SEGMENT INFORMATION

     During 2000 and 1999, the Company was primarily engaged in the sale of computer-related products and services. The following tables set forth certain information with respect to the nine months ended March 31:

                                        2000            1999
                                  -------------   -------------
Net Revenues:
Computer Product Sales            $   5,670,431   $   7,977,290
Computer Services                     1,156,711       1,279,046
                                  -------------   -------------
                                  $   6,827,142   $   9,256,336
                                  =============   =============

Operating Loss:
Computer Product Sales            $  (1,973,480)  $  (1,004,007)
Computer Services                      (736,615)       (769,072)
Corporate                            (5,518,333)     (4,958,074)
                                  -------------   -------------
Total operating loss              $  (8,228,428)  $  (6,731,153)
Less interest expense                   302,341         403,504
Gain on sale of subsidiaries                  -       1,860,207
                                  -------------   -------------
Loss from continuing operations   $  (7,926,087)  $  (4,467,442)
                                  =============   =============

Identifiable assets:
Computer products and             $  12,276,552   $  10,026,277
Corporate                             2,376,606       1,794,078
                                  -------------   -------------
                                  $  14,653,158   $  11,820,355
                                  =============   =============

Depreciation, amortization and
    write-down:
Computer products and services    $   2,167,976   $   1,992,705
Corporate                         $     223,606   $     237,564
                                  -------------   -------------
                                  $   2,391,582   $   2,230,269
                                  =============   =============

Capital Expenditures:
Computer product sales and
     services                     $   3,824,493   $      55,287
Corporate                                     -               -
                                  -------------   -------------
                                  $   3,824,493   $      55,287
                                  =============   =============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                       Forward Looking Statements

     This report may contain "Forward Looking Statements," which are management's expectations, plans, and projections which may or may not materialize, and which are subject to various risks and uncertainties, including statements concerning expected expenses and the adequacy of our sources of cash to finance our current and future operations. When used in this report, the words "plans," "believes," "expects," "anticipates,"
"estimates" and similar expressions are intended to identify forward-looking statements. Factors which could cause actual results to materially differ from these expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; and the risks described from time to time in our SEC filings. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or change in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

                                Overview

     Dallas based uniView Technologies Corporation has aggregated a unique architecture of key companies offering competencies and expertise in video on demand ("VOD"), set top box solutions ("STB"), computer telephony integration software ("CTI"), innovative customer care applications, consulting services, e-business solutions, and interactive broadband connectivity. The companies market their products and services both domestically and internationally to private and Fortune 1,000 companies, focusing on multi-level marketing, hospitality, utilities, banking, telecommunications industries. uniView's four companies include
Advanced Systems Group, Network America, uniView Softgen and Products
Group. More information about us can be found at our website, www.uniView.com.

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended March 31, 2000. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1999.

                          Results of Operations

     Revenues. Total sales for the third fiscal quarter ended March 31, 2000 were $1.9 million, with sales of $2.5 million for the same quarter last year. Most of the sales for the reporting period continue to be attributed to network system design and integration services provided through Network America and Advanced Systems Group. The decrease in revenue for the quarter compared to the same period last year, as well as the year to date period, is largely due to continued delays in receipt of orders because of Y2K concerns. During the quarter, the Products Group began shipping set top boxes previously ordered by a customer in Spain with expected fulfillment of the current order to be completed by the end of the fourth quarter.

     Total sales for the nine months ended March 31, 2000 were $6.8 million, compared to $9.3 million for the same period last year. The
$2.5 million revenue decrease is primarily attributable to reduced business activities in the business units discussed above and the reduction of revenue as a result of the sale of a subsidiary, CompuNet
Support Systems, Inc. The overall decrease was somewhat offset by new revenues contributed by uniView Softgen. The Products Group recently announced a contract that is expected to generate a significant increase in revenue next fiscal year. Additionally, uniView Softgen, through sales of its proprietary CTI software product suite, CIMphonyT, is expected to be a valuable contributor to future revenue growth.

     Gross Profit. Gross Profit for the third fiscal quarter was $633,000, compared to $126,000 for the same quarter last year. Gross
Profit for the nine months ended March 31, 2000 was $2.0 million, compared to $1.6 million for the same period last year. The increases as a percentage of revenue are predominantly a result of higher gross margins associated with uniView Softgen's software products and support services.

     Operating Expenses. Total operating expenses for the third fiscal quarter were $2.9 million, compared to $2.4 million for the same quarter last year.  Total operating expenses for the nine months ended March 31,
2000 were $9.5 million, compared to $7.7 million for the same period last
year.   Significant components of operating expenses for the nine months ended March 31, 2000 and 1999 consisted of the following:

                                              Nine months ended
                                              -----------------
                                   March 31, 2000      March 31, 1999
                                   --------------      --------------
Compensation                         $3,520,416          $3,061,514
Facilities                              571,774             621,728
Depreciation                          1,038,996             949,052
Online service expense (credit)         613,668            (156,971)
Amortization of software development  1,352,586           1,281,217
     costs, trademark and goodwill
Legal expense                           222,157              63,555
Stock option expense                    603,750               -
Other                                 1,540,018           1,865,065
                                   --------------      --------------
Total                                $9,463,365          $7,685,160

Other expenses include one time moving expenses, expenses relating to acquisitions, advertising, telephone, interest expense, travel, and other general and administrative expenses. Stock option expense relates to options granted to employees at prices less than the full market price at date of grant. The online service expense credit in 1999 resulted from a settlement with service providers relating to a reduction of charges incurred in prior years.

The overall increase in 2000 compared to the same period in 1999 can be attributed to stock option expense, increased online service expense, and operating expenses of uniView Softgen since its inception in October
1999.

                     Liquidity and Capital Resources

     Cash Flows From Operations.   Cash used by operations for the nine
months ended March 31, 2000 and 1999 were $4.7 million and $3.9 million, respectively.  Major components of cash flows from operations for the current period included $2.4 million for depreciation and amortization and the effects of a $7.9 million loss from operations.

     Cash Flows From Investing Activities.   During the nine months ended
March 31, 2000, we purchased $433,000 of property, plant, and equipment
("PP&E") as compared to $62,365 during the same period last year.  A significant portion of the increase in PP&E is attributable to the assets acquired from Zirca.

     Cash Flows from Financing Activities.   During the nine months ended
March 31, 2000 we generated $3.8 million from financing activities, compared to $2.6 million during the same period last year.  The primary sources of these funds were proceeds from equity transactions.  We additionally paid $194,000 on long-term debt during the nine months ended
March 31, 2000, compared to $245,000 during the same period last year.

                              Other Matters

Cash Flow

     During the nine months ended March 31, 2000, we did not achieve a positive cash flow from operations. Accordingly, we continue to rely on cash on hand, as well as available borrowing arrangements and continued sale of common and preferred stock to fund operations until a positive cash flow from operations can be achieved. We expect cash flow to improve as we begin delivery of set top boxes under recently announced contracts during the latter part of this year. However, it may be necessary to pursue additional financing or placements until a positive cash flow can be achieved. We continually evaluate opportunities with various investors to raise additional capital, without which, our growth and profitability could be restricted. Although we believe that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to us or that they will be available upon favorable terms.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and we are not a party to any leveraged financial instruments.

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

                       PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Sales of equity securities during the reporting period that were not registered under the Securities Act of 1933 consisted of the following:

    On March 10, 2000 we issued 1,250 shares of our common stock pursuant to the exercise of warrants. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, and (c) the investor or its purchaser representative were advised of the limitations on resale of the common stock.

    Subsequent to the end of the reporting period, on April 14, 2000 we issued 555,556 shares of our common stock to accredited investors in a private placement. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D.

ITEM 5.   OTHER INFORMATION

Acquisition of Assets

Softgen International, Inc.

     On October 29, 1999, the Company consummated the acquisition of certain assets and assumed certain liabilities of Softgen International, Inc. ("Softgen"), pursuant to a Sale and Purchase Agreement. The consideration given for the acquisition was One Million One Hundred
Seventy-five Thousand (1,175,000) shares of the Company's par value $.10 common stock (the "Common Stock"), warrants to purchase One Million Fifty-seven Thousand Five Hundred (1,057,500) shares of the Company's Common
Stock, exercisable at Three and NO/100 Dollars ($3.00) per share for three (3) years (the "Warrants"), shares of uniView Softgen Corporation
("uniView Softgen"), plus other consideration. During the current quarter ended March 31, 2000, certain adjustments were made to the purchase price and corresponding allocation of purchase price as the result of nonperformance by a former shareholder of Softgen and a more detailed analysis of the assets and liabilities assumed in the acquisition. After completion of the transaction, the Company owned 61% and former shareholders of Softgen owned 39% of the issued and outstanding common shares of uniView Softgen.

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

                           By:  /s/ David M. Thomas
                                    David M. Thomas
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Duly
                                     Authorized Officer)

Date:     May 12, 2000

                    UNIVIEW TECHNOLOGIES CORPORATION
                        and Subsidiaries

                         EXHIBIT INDEX

Exhibit   Description of Exhibits                                  Sequential
Number                                                             Page Number

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

4.9       Form of Securities Purchase Agreement for private placement to Founders Equity Group, Inc. (filed as Exhibit "4.9" to
          the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999 and incorporated herein by
          reference.)                                                  N/A

4.10      Form of Securities Purchase Agreement for private placement to Bonanza Partners, Ltd. (filed as Exhibit "4.10" to the
          Company's Quarterly Report on Form 10-Q for the fiscal
          quarter ended December 31, 1999 and incorporated herein by
          reference.)                                                  N/A

4.11      Form of warrant issued in connection with private placement to Bonanza Partners, Ltd. (filed as Exhibit "4.11" to the
          Company's Quarterly Report on Form 10-Q for the fiscal
          quarter ended December 31, 1999 and incorporated herein by
          reference.)                                                  N/A

4.12      Form of warrant issued in connection with acquisition of
          certain assets of Softgen International, Inc. (filed as
          Exhibit "4.12" to the Company's Quarterly Report on Form
          10-Q for the fiscal quarter ended December 31, 1999 and
          incorporated herein by reference.)                           N/A

4.13*     Form of Securities Purchase Agreement for private placement
          to LBI Group, Inc.                                           16

4.14*     Form of warrant issued in connection with private placement
          to LBI Group, Inc.                                           23

27*       Financial Data Schedule (for EDGAR filing purposes only.)    29
__________________
*  Filed herewith.

