Form 10-K
period 2000-06-30
UNIVIEW TECHNOLOGIES CORP
filed 2000-09-28
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended June 30, 2000

                   Commission file number 2-93668-FW

                   UNIVIEW TECHNOLOGIES CORPORATION
                   --------------------------------
         (Exact name of Registrant as specified in its charter)

               Texas                              75-1975147
      (State of incorporation)        (I.R.S. Employer Identification No.)

   17300 North Dallas Parkway, Suite 2050,              75248
               Dallas, Texas                          (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number, including area code:  (972) 233-0900

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

     On August 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant (26,584,679 shares) was approximately $85,602,666 based upon the average of the high and low trading prices of the Common Stock as reported by the Nasdaq Stock Market ($3.22).

     On August 31, 2000, there were 27,191,816 shares of Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Exhibits shown on Exhibit Index.

                              GENERAL INDEX

                                                           Page Number

ITEM l.   BUSINESS                                              3

ITEM 2.   PROPERTIES                                            6

ITEM 3.   LEGAL PROCEEDINGS                                     7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   8

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                   8

ITEM 6.   SELECTED FINANCIAL DATA                               9

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                  10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                          17

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Index to Consolidated Financial Statements           17

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING  AND FINANCIAL  DISCLOSURE                17

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   18

ITEM 11.  EXECUTIVE COMPENSATION                               21

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
          OWNERS AND MANAGEMENT                                26

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       27

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND  REPORTS ON FORM 8-K                             28

SIGNATURES                                                     29

EXHIBIT INDEX                                                  59

                UNIVIEW TECHNOLOGIES CORPORATION

                             PART I

ITEM l.   BUSINESS

     (a)  General Development of Business

     uniView Technologies Corporation and its subsidiaries (the "Company") offer competencies and expertise in creating solutions for video on demand. Our primary focus is the development of advanced digital set top boxes and the related support technologies, such as broadband connectivity and computer telephony integration software (Customer Service Support Software). We market our products and services both domestically and internationally focusing on telecommunications, hospitality, utilities, banking, multilevel marketing, and other Fortune 1,000 companies.

     We were incorporated in Texas on July 13, 1984. We filed an S-18 registration statement in November 1984 and completed the registered offering in January 1985. On November 8, 1993 our stock was first listed on the Nasdaq Stock Market.

     In November 1993, we acquired Curtis Mathes Corporation (CMC), maker of consumer electronics products relating specifically to the home entertainment industry. CMC does not currently manufacture its own products, but rather has elected to license its brand to third parties to manufacture and market comparable consumer electronics products.

     In 1995 we began development of our proprietary Internet/television "convergence" technology, designed to enhance the capabilities of television. We introduced our first set top box in 1996, which incorporated our proprietary technology. This set top box connected to our own Internet service, the uniView Xpresswayr, which was developed concurrently with the set top box technology, and included our own "back office" support.

     In 1997 we began offering engineering services in connection with our revolutionary set top box and, today, we use convergence devices and integration expertise to design custom broadband networks for clients in multi-level marketing, hospitality, medical facilities, utilities, banking, and telecommunications. In addition to complete network system design and integration, we also assist in web site development, web site hosting, customer service, and full international Internet access, as well as product research and development.

     In 1999 we added computer telephony integration (CTI) capabilities to our product offerings and we are now able to provide full-scale customized call center solutions. The transition from a consumer electronics company to a full-fledged technology company has been completed, as reflected by the Company's current name, "uniView Technologies Corporation."

     (b)  Financial Information About Industry Segments

     Please refer to Note O of the Notes to Consolidated Financial Statements in this Form 10-K for information concerning Industry
Segments.

     (c)  Narrative Description of Business

Major Markets, Products and Services

     Our uniView digital set top box technology is available for licensing by customers wishing to manufacture and market a set top box that that provides a consumer with easy and affordable access to the Internet through the television medium. Our set top units offer video on demand, high-speed Internet access, broadcast entertainment programming and virtually limitless information and content streams. Through our advanced set top reference designs, our set top boxes allow our customers to save and store 6 to 8 hours of programming, rewind, and pause shows that are in mid broadcast; provide electronic programming guides that let users select channels based on show, actor, or theme and can also be used to collect demographic information; incorporates view/play of published media; and incorporates VOD (Video on Demand) Stream.

     Engineering Services are offered to modify an existing network system, or design and implement a customized, cost-efficient, state-of-the-art interactive broadband network that integrates one or more devices such as personal computers, set top boxes, and/or web phones. Administration and networking offerings to support broadband deployment includes systems design, systems configuration, project management, UNIX administration, NT administration, Novell administration, LAN and WAN design, and Internet connectivity. Programming languages supported include PERL, C, C++, Java, and Visual Basic. Database consulting is available for DBA, Programming Oracle, and SQL Server.

     ISP (Internet Service Provider) Services include the full-service uniView Xpressway which allows the capability of providing our set top box customers deployment tools such as web hosting, web development, and corporate connectivity through Broadband, ADSL, ISDN or dial-up, as well as providing the specialized Internet access and online services that enhance the advanced features of the uniView set top box.

     Our CTI technologies offer the customer support services for our customer deployments as well as other customers in need of a full range of standard or highly customized products for customer contact centers. The Company's flagship CTI product, CIMphonyT, is a client server, open architecture tool kit designed to support single site or multiple, geographically distributed network of sites ranging in size from less than 10 to more than 4,000 agents hosting inbound and outbound calls. CIMphony manages voice and data transactions from multiple sources while allowing for intelligent routing and queuing.

     The Curtis Mathes trademark has been licensed for television products to Avmark, Inc., a consumer electronics marketing company. Avmark, through its relationship with Kmart, has made Curtis Mathes products available in over 2000 Kmart stores across the nation. The Curtis Mathes brand is also available for licensing for additional product lines.

Patents, Trademarks and Licenses

     We own or hold rights to all patents, trademarks and licenses that we consider to be necessary in the conduct of our business including, among others, the registered "uniView" trademark, which is due for renewal in July 2003; the registered "Curtis Mathes" name and logo, which is due for renewal in April 2005; the registered "Electric Globe" logo which is due for renewal in September 2008; the registered "uniView Xpressway" trademark which is due for renewal in May 2009; and the registered uniView Xpressway "X" Design which is due for renewal in September 2008.

Manufacturing

     We do not own manufacturing facilities, but rather contract all manufacturing to third parties, primarily located in Asia. Although large volume manufacturing is generally the responsibility of our customers, we do contract manufacturing on a direct basis for smaller quantities and for initial deployments. Our set top box technology is also available for licensing to others, who make their own arrangements for manufacturing.

Environmental

     We believe that we are in compliance with all applicable environmental laws and do not anticipate that such compliance will have a material effect on our future capital expenditures, earnings or competitive position.

Major Customers

     In fiscal year 2000, one customer accounted for approximately 11.2% of consolidated revenues. Additionally at fiscal 2000 year end, one customer accounted for 36.4% and another customer accounted for 19.3% of trade accounts receivable. We had no customers in 1999 accounting for more than 10% of our consolidated revenues, although we had one customer in 1999 accounting for 17% of our trade accounts receivable.

Competition

     The industry in which we and our licensees operate is intensely and increasingly competitive and includes a large number of technology development and consulting companies, ISP's and manufacturers of consumer electronics products. A number of companies have announced development of, or have introduced Internet-television convergence devices and technologies similar to our technologies. Such competitors include, among others: (i) suppliers of low-cost Internet access technologies, such as "network computer" devices promoted by Oracle and others, (ii) "set top" boxes developed by WebTV Networks, Scientific Atlanta and others, as well as (iii) video game devices that provide Internet access such as the Sega Saturn, the Sony Playstation and the Nintendo 64. In addition, manufacturers of television sets have announced plans to introduce Internet access and Web browsing capabilities into their products or through set top boxes, using technologies supplied by others.

Personal computer manufacturers, such as Gateway 2000, have announced products that offer full-fledged television viewing, combined with Internet access. Operators of cable television systems also plan to offer Internet access in conjunction with cable service. We also compete with various national and local Internet service providers, such as the Microsoft Network, AT&T Corp., MCI Communications Corporation, Netcom and others, and commercial on-line services such as America Online, Inc., ICTV and @Home Network. Competition occurs principally in the areas of style, quality, functionality, service, design, product features and price of the licensed product.

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

Employees

     As of June 30, 2000, we employed 104 persons. We believe that our employee relations are good.

Warranty

     CMC continues to meet its warranty obligations through an outside warranty service provider which specializes in warranty service and repair for consumer electronics. By contracting these services to an outside company, CMC has been able to more efficiently provide consistent high quality warranty support, and we have been able to eliminate the direct overhead associated with the warranty support function. Amounts have been accrued to cover estimated product warranty costs. Many of the warranties on products sold in the past are expiring, and due to lower product sales in the past few years CMC's warranty obligations are slowly diminishing. (See Note H of the Notes to Consolidated Financial Statements for further warranty information.)

ITEM 2.   PROPERTIES

     Location        Purpose/Use                Owned/Leased    Square Footage
     --------        -----------                ------------    --------------
     Dallas, TX      Corporate Headquarters;
                     and Products Group offices    Leased           8,949

     Dallas, TX      Storage facility              Leased           5,000

     Dallas, TX      Advanced Systems Group office Leased           5,120

     Dallas, TX      uniView Softgen office        Leased          10,235

     Tulsa,  OK      Network America,Inc. office   Leased           8,400

     At June 30, 2000 we operated from the foregoing locations. Our locations are deemed to be suitable for all of our operations and are reasonably well utilized.

ITEM 3.   LEGAL PROCEEDINGS

     In June 1998, we acquired 100 percent ownership of Video Management, Inc. ("VMI"), which owns 100 percent of Network America, Inc. ("NWA"), an Oklahoma corporation. VMI had previously acquired NWA from DataTell Solutions, Inc. ("DataTell") as a result of an agreement to accept collateral in satisfaction of a debt owing by DataTell to VMI. The stock of NWA had been pledged to VMI by DataTell as collateral in a series of note agreements with VMI. In May 1998 an involuntary petition in bankruptcy was filed against DataTell under Chapter 7 of the United States Bankruptcy Code. The relevance of this proceeding is that if certain conditions are satisfied, the acquisition of NWA by VMI could be reviewed by the Court to determine whether a preferential or a fraudulent transfer of those assets had occurred under the bankruptcy code.

     We believe that the proceeding will have no material adverse effect upon the Company. However, as with any action of this type, the timing and degree of any effect upon the Company are uncertain and there can be no assurance that the proceeding will not have an adverse impact on the Company in the future. The action is currently pending in the United States Bankruptcy Court, Northern District of Texas, Dallas Division, under Case No. 398-34353-RCM-7 (Chapter 7), styled In re: DataTell Solutions, Inc. (Tax I.D. #75-2687364), Debtor and is currently awaiting a final trustees report.

     In October 1998 Raytheon Training, Inc., formerly known as Hughes Training, Inc., filed an action against uniView Marketing Corporation ("UMC") and the Company, alleging that UMC failed to pay approximately $475,000 under a contract between the parties dated October 25, 1994. Although we sold UMC as of October 31, 1998, we retained a contingent liability as guarantor of any amounts ultimately found to be due under the contract. On June 9, 2000, the action was settled and all litigation between the parties was dismissed with prejudice. The settlement agreement called for us to make a net cash payment to Raytheon Training of $90,000 and to transfer to Raytheon Training all of the intellectual property rights relating to the RealView technology. Before dismissal, the action was pending in the 342nd District Court of Tarrant County, Texas, under Case No. 342-175836-98, styled Raytheon Training, Inc. f/k/a Hughes Training, Inc. v. uniView Marketing Corporation f/k/a Curtis Mathes Marketing Corporation and uniView Technologies Corporation f/k/a Curtis Mathes Holding Corporation.

     We are routinely a party to ordinary litigation incidental to our business, as well as to other litigation of a nonmaterial nature, the outcome of which we do not expect, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations in excess of the amount accrued for such purposes at June 30, 2000.

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

     Quarter Ending Date              High Trade          Low Trade
     -------------------              ----------          ---------
     Fiscal 2000
     -----------
     June 30, 2000                      $ 5.00              $ 1.63
     March 31, 2000                     $ 6.81              $ 3.47
     December 31, 1999                  $ 7.75              $ 1.31
     September 30, 1999                 $ 2.75              $ 1.19

     Fiscal 1999
     -----------
     June 30, 1999                      $ 4.75              $ 0.97
     March 31, 1999                     $ 2.25              $ 0.38
     December 31, 1998                  $ 0.97              $ 0.38
     September 30, 1998                 $ 2.44              $ 0.50

     As of August 31, 2000 there were approximately 15,500 record shareholders and individual participants in security position listings. As of the same date there were 27,191,816 common shares outstanding. We have never paid cash dividends on common shares, and do not anticipate doing so in the foreseeable future.

Recent Sales of Unregistered Securities

     Sales of equity securities during the fourth fiscal quarter that were not registered under the Securities Act of 1933 consisted of the following:

* On April 7, 2000 we issued 887,096 shares of our common stock to accredited investors in conversion of debt to equity. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D

* On April 7, 2000 we issued 850,000 shares of our common stock to an accredited investor in conversion of a convertible debenture. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D.

* On April 7, 2000 we issued 850,000 shares of our common stock to an accredited investor in conversion of a convertible debenture. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D.

* On April 7, 2000 we issued 846,800 shares of our common stock to accredited investors in conversion of a convertible debenture. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D.

* On June 23, 2000 we issued 527,518 shares of our common stock and warrants to purchase 52,752 shares of our common stock to accredited investors in a private placement. The warrants are exercisable for three years at an exercise price of $3.00 per share. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D.

* On June 30, 2000 we issued 293,500 shares of our common stock in conversion of debt to equity. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, and (c) the investor or its purchaser representative were advised of the limitations on resale of the common stock.

* On August 15, 2000 we issued 735,295 shares of our common stock to accredited investors in a private placement. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D.

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

                                  Year Ended June 30,
                      ---------------------------------------------------------
                      2000          1999         1998         1997         1996
                      ----          ----         ----         ----         ----
Consolidated Statement
of Operations Data
------------------
Revenues       $ 9,145,705  $ 11,486,058  $ 2,487,213  $ 2,503,512  $ 7,656,836

Net Loss       (10,863,875)   (6,297,353) (17,418,141)  (7,509,040)  (5,887,313)

Loss per
 Common Share(1)     (0.57)        (0.52)       (3.37)       (2.33)       (3.55)

Loss from
 Continuing
 Operations    (10,863,875)   (6,297,353) (17,418,141)  (8,298,466)  (5,887,313)

Loss from
 Continuing
 Operations per
 Common Share(1)     (0.57)        (0.52)       (3.37)       (2.57)       (3.55)

Consolidated Balance Sheet Data
-------------------------------
Total Assets    12,523,204    14,080,768   17,728,662   15,474,753   15,210,406

Long Term Debt
 including Current
 Maturities        595,324     3,823,210    3,835,315      525,837    1,450,435

Stockholders'
 Equity          9,270,299     8,336,978    7,300,231   12,300,635   11,723,532

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

                       Forward Looking Statements

     This report may contain "Forward Looking Statements," which are our expectations, plans, and projections which may or may not materialize, and which are subject to various risks and uncertainties, including statements concerning expected expenses, and the adequacy of our sources of cash to finance our current and future operations. When used in this report, the words "plans," "believes," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Factors which could cause actual results to materially differ from our expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; and the risks described from time to time in the our SEC filings. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or change in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

                                Overview

     uniView Technologies Corporation offers competencies and expertise in creating solutions for video on demand. Our primary focus is the development of advanced digital set top boxes and the related support technologies, such as broadband connectivity and computer telephony integration software (Customer Service Support Software). We market our products and services both domestically and internationally focusing on telecommunications, hospitality, utilities, banking, multilevel marketing, and other Fortune 1,000 companies. More information about us can be found at our web site, www.uniView.com.

                          Results of Operations

Revenues

     Total revenues for fiscal year 2000 declined 20.4% to $9.15 million, as compared to $11.49 million in 1999. The $2.34 million decline is primarily attributable to reduced revenue at Network America as the result of closing an unprofitable office in May 1999. The office had no activity in the current fiscal year and contributed $2.39 million to total revenue in 1999. Moreover, a subsidiary sold in October 1998, CompuNet Support Systems, Inc., had contributed $1.25m to revenue in fiscal 1999 with none in 2000. The decline in revenue from these two operations was somewhat mitigated by revenues of approximately $1.51 million contributed by uniView Softgen, a new subsidiary of the Company that commenced operations in November 1999. Revenues for fiscal year 2000 are primarily comprised of network system design and integration services and the new revenues from the sale of CTI products and support services provided by uniView Softgen. We expect our set top box revenues to increase dramatically in the coming fiscal year as negotiated contracts begin to be fulfilled. We also believe that overall demand for the set top box, a device that provides Internet capability to users through the television set, will begin to show signs of improvement as high speed DSL and fiber optic capabilities become more readily accessible in the marketplace.

     Total sales for fiscal year 1999 were $11.49 million, which represents a significant increase over sales of $2.49 million in 1998. Most of the sales for 1999 can be attributed to network system design and integration services provided through our subsidiary, Network America, Inc. ("NWA"), which was acquired at the end of fiscal year 1998.

Gross Profit

     Gross profit increased 51.4 % to $2.68 million in fiscal year 2000, as compared to $1.77 million in 1999. As a percentage of total revenue, gross profit increased to 29.3% in fiscal year 2000, compared to 15.4% in the previous year. The increase as a percentage of revenue is primarily a result of higher gross margins associated with uniView Softgen's software products and support services. Furthermore, the Company has undertaken to phase out business lines in Network America with low margins and focus resources on opportunities that are expected to yield increased margins.

     Gross profit in 1999 was 15.4%, compared to a negative 55.3% gross profit in 1998. Gross margin for the sale of products for 1999 was approximately $1.48 million, which represents an increase of approximately $896,000 over 1998. Gross margin for service revenue for 1999 was $284,000, which represents an increase of approximately $1.3 million over 1998.

Inventories and Software Costs Write-Down

     During fiscal year 2000, inventories of early versions of our set top box were written off totaling approximately $91,000. These units were developed for specific applications and were not as versatile and innovative as the market now demands. Even though the units were written off, we continue to market the boxes to niche markets and applications when opportunities arise.

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

     Software development costs of $201,000 capitalized in fiscal year 2000 is attributable to continued improvements and enhancements to the various models of our set top box. Efforts to improve the Company's product offerings by expanding capability and functionality are driven by customer and market demands in conjunction with ever improving technologies. These efforts are expected to be ongoing as the Company strives to provide leading edge technologies in a very dynamic market environment.

                           Operating Expenses

     Total operating expenses for fiscal year 2000 increased $3.66 million to slightly over $13.31 million, compared to approximately $9.68 million for the same period last year. Significant components of operating expenses for the fiscal years ended June 30, 2000 and 1999 consisted of the following:
                                               Twelve months ended
                                               -------------------
                                         June 30, 2000       June 30, 1999
                                         -------------       -------------
Compensation                              $  4,984,023        $  3,674,393
Facilities                                     761,848             857,816
Depreciation                                 1,313,240           1,430,783
Online service expense                         878,754            (112,089)
Amortization of software development costs,
     trademark, and goodwill                 1,133,896           1,693,487
Legal expense                                  299,130              73,281
Stock option expense                           661,413                  --
Other                                        3,280,726           2,062,831
                                          ------------        ------------
Total                                     $ 13,313,030        $  9,680,502

     The overall increase in fiscal year 2000, compared to the same period in 1999, is primarily caused by operating expenses of newly acquired operations of uniView Softgen and Zirca Corporation, legal fees incurred by the Company for defense in various pending litigation matters, stock option expense relating to options granted to employees at prices less than the full market price at date of grant, and online service expense for an online television directory service offered to set top box users as well as line charges. The online service expense credit in 1999 resulted from a settlement with service providers for reduced charges incurred in prior years.

     Other expenses include one-time moving expenses relating to the relocation of the Company's corporate offices in fiscal year 2000, expenses relating to acquisitions, advertising, bad debt provisions, professional fees, telephone, travel, and other general and administrative expenses.

     Total operating expenses for fiscal 1999 decreased by $2.89 million from 1998. Compensation expense increased over 1998 by $870,000, which resulted from the effect of a full year's reporting of the employees acquired with NWA at the end of the previous year. Expenses related to the Internet online service were reduced by approximately $1 million in 1999 from 1998; public company expenses consisting of filing fees, brokerage fees and commissions was reduced by $436,000 in 1999 from 1998; and marketing and advertising expenses were reduced by $1.2 million in 1999 from 1998. Significant components of operating expenses for 1999 consisted of $3.67 million for compensation; $858,000 for facilities (net of $1.4 million for depreciation); and $1.69 million for amortization of software development costs, trademark and goodwill.

Interest Expense

     Interest expense for fiscal year 2000 was $283,000 as compared to $472,000 in 1999. The decrease is due to an overall reduction in debt and decreased borrowings throughout the year under the Company's line of credit arrangement.

     Interest expense increased to $472,000 in fiscal 1999 from $307,000 in fiscal 1998. This increase was a result of additional borrowings to fund operations.

                     Liquidity and Capital Resources

Cash Flows From Operations

     Cash used by operations for the fiscal year ended June 30, 2000 was $6.70 million compared to $5.23 million in 1999. Major components of cash flows from operations in fiscal year 2000 were a net loss from operations of $10.86 million, offset by depreciation and amortization of $3.45 million and stock compensation expense of $661,000.

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

     Cash used by operations for the fiscal years ended June 30, 1998 were $6.29 million. Major components of cash flows from operations in fiscal 1998 included: $1.75 million decreases in prepaid expenses, a significant portion of which relates to amounts reclassified to inventories which accounts for the $1.1 million increase in inventories, approximately $500,000 of the decrease in prepaid expenses relates to advertising costs expensed in 1998; the increase in accounts payable, accrued liabilities, and other current liabilities of $3.28 million; $3.17 million for depreciation and amortization; $4.39 million for the write down of inventories and capitalized software; and the effects of a $17.4 million loss from operations.

Cash Flows From Investing Activities

     During fiscal year 2000, we purchased for cash $495,000 of property and equipment as compared to $126,000 during fiscal 1999. Additional development costs of $201,000 were capitalized as expenditures relating to improvements in one of our primary products, the set top box. As part of the uniView Softgen acquisition, we received approximately $92,000 in cash.

     During fiscal year 1999, we purchased for cash $126,000 of property and equipment as compared to $1.29 million in fiscal year 1998. We paid $414,000 in cash for improvements to the uniView set top box product line and Internet services in fiscal 1999 as compared to $3.22 million spent in cash developing these product lines during fiscal 1998. We collected another $201,000 on notes receivable and received $250,000 from the sale of land in fiscal 1999.

     During fiscal 1998, we purchased for cash $1.29 million of property and equipment as compared to $2.1 million during fiscal 1997. The expenditures during 1998 relate primarily to property and equipment in connection with the Internet service. We paid $3.22 million in cash for continued development of the uniView set top box product line and Internet services in fiscal 1998 as compared to $3.65 million spent in cash developing these product lines during fiscal 1997. Additionally, during 1998, we collected $627,000 on notes receivable; and $1.1 million was paid in cash during 1997 for licensing of technologies pertaining to software for the set top box and uniView Xpressway product lines.

Cash Flows From Financing Activities

     Cash flow from financing activities generated $4.3 million during fiscal year 2000; major components include $4.2 million from equity transactions and $1.0 million from the exercise of stock warrants. Additionally, net repayment of the bank line of credit totaled slightly more than $389,000 for the year.

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

                              Other Matters

Cash Flow

     During the fiscal years ended June 30, 2000, 1999 and 1998 we did not achieve a positive cash flow from operations. Accordingly, we rely on available borrowing arrangements and continued sale of our common stock and preferred stock to fund operations until a positive cash flow from operations can be achieved. We expect to achieve a positive cash flow in the coming fiscal year; however, if we are unable to achieve a positive cash flow from operations, additional financing or placements will be required. We continually evaluate opportunities with various investors to raise additional capital, without which, our growth and profitability could be restricted. Although we believe that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to us or that they will be available upon favorable terms.

Factors That May Affect Future Results

     We participate in a highly volatile industry that is characterized by rapidly changing patterns and fierce industry-wide competition. It is clear that we will be required from time to time to adjust our focus to adapt to the rapidly changing marketplace. Any delay or failure in anticipating or responding to such rapidly changing conditions could have an adverse effect upon our anticipated operating results.

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

Long-term Research and Development Investment Cycle

     Software requires an investment in its development that often involves a long payback cycle. We have made significant investments in software research and development in the past, which may not be recouped in the near future; however, we expect spending for research and development in fiscal year 2001 to remain relatively low.

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

     During fiscal 1998 and the subsequent interim period preceding termination of the relationship, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Although unrelated to the change, the former accountant's report on our financial statements for fiscal year 1998 contained an opinion that was qualified concerning our ability to continue as a going concern. The former accountant was provided with a copy of the above disclosures and was requested to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. The former accountant's letter was filed as an exhibit to our Current Report on form 8-K dated December 1, 1998.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                     The Board of Directors

     The following sets forth, with respect to each member of our Board of Directors as of June 30, 2000, his name, age, period served as director, present position, if any, with the Company and other business experience. All directors serve one-year terms between annual meetings of shareholders.

     Patrick A. Custer, 51, is the Chairman of the Board, President and Chief Executive Officer. Mr. Custer served as a director from 1984 to 1985, and from 1987 until the present. He served as President and Chief Executive Officer from 1984 to 1985 and from September 1992 until the present. From 1986 until 1990, Mr. Custer was an international business consultant for Park Central Funding (Guernsey), Ltd. From 1978 until 1982, Mr. Custer was a general securities principal and worked for a major brokerage firm as a corporate finance specialist and was owner of his own brokerage firm. He was responsible for structuring and funding IPO's, real estate, energy companies, and numerous high-tech start-up companies. Mr. Custer's technical experience includes engineering and management positions with Texas Instruments and Honeywell. Mr. Custer is a graduate of Texas Tech University in Finance and Management, with additional studies in Electrical Engineering and master studies in Finance.

     Edward M. Warren, 59, has been a director since September 1992. Since 1980, he has been the Registered Principal and Branch Manager for a major securities firm in Albany, New York. He is also a Financial Consultant, having presented numerous financial seminars over the years throughout eastern New York and western New England. He is also a co-founder of the Coronado Group, through which he has in the past provided professional services to the financial community, such as the analysis of economic and market conditions, review of financial products, exchange of marketing ideas, and continuing evaluation and recommendation of asset allocation models. Mr. Warren received his undergraduate degree from Williams College and holds a Master of Arts degree from Harvard University.

     Billy J. Robinson, 52, has been a director since March 1994. He has also served as Vice President and General Counsel since October 1993, and as Secretary since June 1994. Mr. Robinson has over twenty years legal experience, representing banks and other financial institutions, with a concentration in commercial transactions. Mr. Robinson is admitted to practice before the United States Supreme Court, the United States District Court for the Northern District of Texas and the District of New Mexico, and is licensed to practice before all state courts in Texas and New Mexico. Mr. Robinson is a certified Mediator in the State of Texas and is the author of the 1994-95 Real Estate Law Correspondence Course for the Texas Tech University Paralegal Certification Program.

     Bernard S. Appel, 68, has been a director since February 1995. He enjoyed a career of 34 years with Radio Shack, holding every key merchandising and marketing position, culminating with his promotion to president in 1984. In 1992 he was promoted to Chairman of Radio Shack and Senior Vice President of Tandy Corporation. Since July 1993, Mr. Appel has operated the private consulting firm of Appel Associates.

                           Executive Officers

     The following sets forth, with respect to each executive officer not heretofore named, as of June 30, 2000, his or her name, age, present position and offices held, period of service in such capacity, and other business experience.

     David M. Thomas, 48, has been Vice President of Finance and Chief Financial Officer since March 2000. From May 1999 to February 2000, Mr. Thomas held a similar position with Omega Environmental Technologies, a Dallas-based manufacturer and distributor of after-market automotive air conditioning parts and systems. From April 1995 to April 1999, Mr. Thomas held a senior financial management position with Currency Systems International, Inc., a Dallas-based manufacturer of high-speed document processing equipment for banks, primarily responsible for the financial management of domestic and international operations. For twelve years prior to that, Mr. Thomas was the Chief Financial Officer, Secretary, Treasurer and a Director for Intertrans Corporation, a publicly traded international transportation services and logistics company based in Dallas. Mr. Thomas holds a bachelor's degree in accounting from Stephen
F. Austin State University.

     Thomas W. (Bill) Park, 65, has been Vice President and Chief Operating Officer of various subsidiaries of the Company since October 3, 1994. He is responsible for securing strategic technology partners to ensure leading-edge product design and manufacturing of uniView products and the uniView Xpressway systems and services. He has in the past managed annual sales in excess of $250 million, both domestic and abroad. Mr. Park has a dynamic breadth of experience in manufacturing, quality assurance, engineering, product development and customer service. Mr. Park enjoyed a career of 29 years with Curtis Mathes Corporation (CMC), before leaving in August, 1993 for a position as Vice President of Benelec Corporation, an international trading company dealing in electronics, medical supplies, and other products. From August, 1993 until his return to the company in 1994, Mr. Park continued to make his knowledge and experience available to CMC as a consultant. During his career with CMC, he served in various positions, beginning as an Office Manager/Cost Accountant in 1964 and culminating as Executive Vice President in 1985, in which capacity he served until 1993. Mr. Park has traveled extensively and maintains valuable business contacts in Europe and Asia. He holds a Bachelor of Business Administration degree in Finance from the University of Texas.

     Thomas P. O'Mara, 40, is the President and Chief Strategic Officer of the Products Group division of the Company, responsible for the sales, marketing and advertising strategy for uniView digital Set Top Box applications. He also supervises corporate marketing and communications, channel partner programs, and strategic alliance programs. Mr. O'Mara is also responsible for pursuing joint development agreements and strategic alliances with high-tech providers. Mr. O'Mara joined the Company in 1996, and in 1997 was promoted to Vice President of Sales and Marketing of all operating subsidiaries. He was instrumental in the design, development and implementation of the uniView digital Set Top Box solution and the uniView Xpressway Internet access system. Prior to joining the Company, Mr. O'Mara spent 13 years with Pioneer Electronics, during which time he was directly involved in sales and marketing aspects for the majority of all of Pioneer's consumer electronics products. Mr. O'Mara holds a Bachelor of Business Administration degree in accounting from LaSalle University (Philadelphia, PA.).

     Leslie Leland, 38, is President of the uniView Softgen division of the Company and a co-founder of Softgen International, the assets of which were acquired by the Company in October 1999. She managed the development of this business from a consulting and services firm to its current status as an international player in an emerging call center component of the technology industry. Since beginning the business eight years ago with her husband, Cameron Hurst, Ms. Leland has been the driving force behind the introduction of Softgen's flagship CIMphonyT products into countries around the world, including foreign and domestic Fortune 500 businesses. Prior to founding Softgen International, Ms. Leland managed the configuration, installation and network connection of more than 150 computer labs in a joint venture with IBM, at The Future Now in Dallas. Earlier in her career, she managed the education division at MicroAge Computer in Dallas, a joint-venture with IBM, where she managed the installations of IBM computer labs for the K-12 and higher education markets. She began her career with the U.S. China People's Friendship Association in Washington, D.C. as executive director, providing leadership and direction for a national non-profit organization. Ms. Leland was selected as the Rotary International Graduate Scholar to Taiwan and received the Northwest Florida Scholar-Athlete of the Year Award. Ms. Leland holds a bachelor's degree in international affairs and political science from Florida State University and an MBA in international business from Marymount University in Arlington, VA.

     Cameron E. Hurst, 38, is Vice President of the uniView Softgen division of the Company and a co-founder of Softgen International, the assets of which were acquired by the Company in October 1999. He also serves as the Chief Technology Officer for the Company's four divisions, uniView Softgen, Products Group, Advanced Systems Group and Network America, and directs and manages all network operations. Before co-founding Softgen International eight years ago with his wife, Leslie Leland, Mr. Hurst developed and implemented call center software solutions for worldwide airline companies and other transportation-related industries while at American Airlines Decision Technologies in Dallas. He began his career at the 7th Communications Group at the Pentagon, managing a team of communication engineers in designing, installing and testing a 10,000-node DOD-level secure network for the U.S. Air Force headquarters. Mr. Hurst holds a bachelor's degree in applied science from the U.S. Air Force Academy in Colorado Springs, CO and a master's degree in computer science from George Washington University.

     Jerry N. Burrows, 55, is President of the Network America division and the Advanced Systems Group division of the Company. Mr. Burrows became associated with the Company in 1996, serving as senior consultant in charge of corporate development. In 1999, Mr. Burrows was promoted to President of the Network America division and in 2000 was named President of Advanced Systems Group. From 1992 to 1996, Mr. Burrows was Vice President of F.G. Group (a consulting company affiliated with Chemical
Bank). From 1988 to 1992, Mr. Burrows was Vice President of Sales and Marketing for FMC Corporation, and for 15 years before that, he was Vice President of Business Development for 3M Company. He began his career as an avionics officer in the U.S. Air Force. Mr. Burrows holds a bachelor's degree in business communications from Oklahoma State University.

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

     Based solely upon a review of the copies of the forms filed pursuant to Section 16(a) furnished to us, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal year ended June 30, 2000, we believe that during the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% Owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

                   Summary Compensation Table

     The following table summarizes the compensation paid over the last three completed fiscal years to our Chief Executive Officer and any other executive officer who received compensation of $100,000 or more during the fiscal year ended June 30, 2000.

                                                               Long Term Compensation
                                                               ------------------------------------
                           Annual Compensation                 Awards                       Payouts
                           ---------------------------------   ---------------------------  -------
(a)               (b)      (c)       (d)      (e)              (f)          (g)             (h)      (i)

                                                                                                     All
                                                                                                     Other
Name and          Year                        Other            Restricted   Securities      LTIP     Compen-
Principal         Ended                       Annual           Stock        Underlying      Payouts  sation
Position          Jun. 30  Salary($) Bonus($) Compensation($)  Award(s)($)  Options/SARs(#)  ($)      ($)
--------          -------  --------  -------  --------------   ----------   --------------  -------  ------
Patrick A. Custer 2000     200,340   --       (1)                  --       850,000         --       --
  Chairman of the 1999     184,728   --       (1)                  --            --         --       --
  Board and CEO   1998     170,000   --       (1)                  --        15,000         --       --

Billy J. Robinson 2000     145,131   --       (1)                  --       400,000         --       --
  Vice President, 1999     135,722   --       (1)                  --            --         --       --
  General Counsel 1998     125,000   --       27,500 (2)       18,177        15,000         --       --

Jerry N. Burrows  2000     150,160   --        --                  --        50,000         --       --
  President of
  Network America
  and Advanced
  Systems Group

Thomas P. O'Mara  2000     105,805   --       (1)                  --       300,000         --       --
  President of
  Products Group

(1) Other annual compensation to this executive officer, including payment of a car allowance and other personal benefits, did not exceed the lesser of $50,000 or 10% of such executive officer's total annual salary and bonus for such fiscal year.

(2) Includes $20,000 in forgiveness of debt incurred in connection with Mr. Robinson's relocation to Dallas in 1993.

                           Option Grants Table

     The following table shows individual grants of stock options made during fiscal year ended June 30, 2000 to each of the named executive officers.

                                                                                  Potential Realizable
                                                                                  Value at Assumed
                                                                                  Annual Rates of Stock
                                                                                  Price Appreciation
                   Individual Grants                                              for Option Term (2)
-------------------------------------------------------------------------------   -------------------------
(a)                (b)              (c)          (d)                 (e)                   (f)      (g)
                   Number of
                   Securities       % of Total   Exercise  Market
Name               Underlying       Options      or Base   Price on
                   Options          Granted to   Price     the Date  Expiration
                   Granted(#)(1)    Employees    ($/Sh)    of Grant  Date         0% ($)   5% ($)   10% ($)
                   -------------    ----------   --------  --------  ----------   -------  -------  -------
Patrick A. Custer  400,000          18%          $1.50     $2.19     06/30/04     276,000  518,000  808,000
                   400,000          18%          $1.83     $1.63     09/27/04          --  100,000  316,000
                    50,000           2%          $3.50     $4.69     12/31/04      59,500  124,000  202,500

Billy J. Robinson  100,000           4%          $1.50     $2.19     06/30/04      69,000  129,500  202,000
                   300,000          13%          $1.83     $1.63     09/27/04          --   75,000  237,000

Thomas P. O'Mara   100,000           4%          $1.50     $2.19     06/30/04      69,000  129,500  202,000
                   200,000           9%          $1.83     $1.63     09/27/04          --   50,000  158,000

Jerry N. Burrows    50,000           2%          $3.50     $4.69     12/31/04      59,500  124,000  202,500

(1)  Options have a five-year life and vested immediately.

(2) The indicated 5% and 10% rates of appreciation are provided to comply with Securities and Exchange Commission regulations and do not necessarily reflect the views of the Company as to the likely trend in the stock price. Actual gains, if any, on stock option exercises and the sale of Common Stock holdings will be dependent on, among other things, the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

           Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table shows aggregate exercises of options (or tandem stock appreciation rights) and freestanding stock appreciation rights during the fiscal year ended June 30, 2000 by each of the named executive officers.

(a)                (b)             (c)          (d)                (e)

                                                Number of
                                                Securities         Value of
                                                Underlying         Unexercised
                                                Unexercised        In-the-Money
                                                Options/SARs at    Options/SARs at
                                                FY-End (#)(1)      FY-End ($)(1)(2)
                   Shares
                   Acquired        Value        Exercisable (E)/   Exercisable (E)/
Name               on Exercise(#)  Realized($)  Unexercisable (U)  Unexercisable (U)
----               --------------  -----------  -----------------  -----------------
Patrick A. Custer        --           --        920,000 (E)        $106,500 (E)

Billy J. Robinson        --           --        430,000 (E)        $ 27,400 (E)

Thomas P. O'Mara         --           --        330,000 (E)        $ 27,400 (E)

Jerry N. Burrows         --           --         50,000 (E)              --

(1)  The Company has not made any grants of SARs.

(2) On June 30, 2000 most of the options were not considered "in-the-money," as the fair market value of the underlying securities on that date ($1.75) did not exceed the exercise price of the options.

                      Compensation of Directors

     None of the inside directors are paid compensation as such, except for services performed in another capacity, such as an executive officer. The outside directors are paid $500 per meeting, plus their expenses for attending Board of Director meetings. During fiscal 2000, we additionally granted each of the two outside directors stock options to purchase 50,000 shares of Common Stock. The options have a five year life, vested immediately and are priced at 85% of the average closing sale price of the Common Stock, as reported by NASDAQ, for the five (5) trading days immediately preceding the date of grant. The exercise price of the options is $1.68 per share and the market price of the Common Stock on the date of grant, September 21, 1999, was $1.78 per share.

Employment Contracts and Termination and Change-in-Control Arrangements

     As of July 1, 1999, we entered into employment agreements with named executive officers Messrs. Custer, O'Mara, Park and Robinson for a one-year term, ending on June 30, 2000. The terms of the employment agreements include an agreed annual salary, employee benefits, nonstatutory stock options, portions of which vest at certain times depending on attainment of certain performance goals, and provisions concerning termination of employment upon sale or change in control. For a description of these terms, reference is made to the agreements filed as exhibits to this Form 10-K.

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

Chief Executive Officer

     For the year ended June 30, 2000, Mr. Custer received $212,340 for his services as President and Chief Executive Officer. The factors we considered in setting his compensation include Mr. Custer's leadership in restructuring the Company, his contribution to our strategic focus and financial positioning, and included a consideration of his responsibilities, experience, and skills.

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

                            Performance Graph

     The following graph compares total stockholder returns of the Company ("uniView") since June 30, 1995 to two indices: (1) the "NASDAQ Market Index ("NASDAQ");" and (2) the aggregate price performance of equity securities of companies classified under North American Industry Classification System (NAICS) code 541512 for Computer Systems Design Services ("MG Group").

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

     The graph should be viewed in the context of the curtailment of the commodity consumer electronics business operations of subsidiary Curtis Mathes Corporation during fiscal year ended June 30, 1996, the introduction during fiscal year ended June 30, 1997 of our technologically advanced Internet access uniView products and uniView Xpressway Online Service, the addition during fiscal year ended June 30, 1998 of system integration, technical support and network consulting to our comprehensive array of interactive business solutions with the acquisition of Network America, Inc. Further consideration should note the addition of computer telephony integration capabilities with the acquisition of the net assets of Softgen International during fiscal year ended June 30, 2000. Accordingly, the graph may not necessarily indicate our future performance.

         6/30/95   6/30/96  6/30/97   6/30/98  6/30/99   6/30/00

uniView   100.00    200.00   131.83     31.36    32.73     25.45

MG Group  100.00    132.38   122.60    154.42   163.82    118.62

NASDAQ    100.00    125.88   151.64    201.01   281.68    423.84

     The foregoing graph is not incorporated in any prior or future filings of the Company under the 1933 Act or the 1934 Act, unless we specifically incorporate the graph by reference, and the graph shall not otherwise be deemed filed under such Acts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of August 31, 2000 with respect to the beneficial ownership of Common Stock by (i) persons known to us to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors of the Company,
(iii) each of the executive officers named in the Summary Compensation Table (appearing in Item 11) and (iv) all directors and executive officers of the Company and significant subsidiaries as a group.

     The number of shares of Common Stock beneficially owned by each individual set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of September 28, 2000 (the date on which this Form 10-K is due at the Commission, the "Due Date"), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Securities and Exchange Commission.

                                   Number of Shares
     Name and Address              Amount and Nature          Percent
     of Beneficial Owner           of Beneficial Ownership    of Class
     -------------------           -----------------------    --------
5% Beneficial Owners

     Founders Equity Group, Inc.
     2602 McKinney Ave., Suite 220
     Dallas, Texas 75204              1,705,950(1)             6.27%

Directors

     Patrick A. Custer                1,224,040(2)             4.35%
     Billy J. Robinson                  447,889(3)             1.62%
     Edward M. Warren                   185,250(4)             0.68%
     Bernard S. Appel                   170,000(5)             0.62%

Executive Officers

     Patrick A. Custer                1,224,040(2)             4.35%
     Billy J. Robinson                  447,889(3)             1.62%
     Thomas P. O'Mara                   335,895(6)             1.22%
     Jerry N. Burrows                    50,000(7)              .18%

All Directors and Executive
     Officers as a Group              3,493,497(8)            11.61%

(1)  Common shares owned.

(2) Includes 17,500 shares owned outright by Mr. Custer; 900,000 shares issuable to Mr. Custer upon exercise of vested nonstatutory Employee Stock Options; 261,830 shares held of record by Custer Company, Inc., a family trust, over which Mr. Custer exercises voting control; 20,000 shares issuable to Custer Company, Inc. upon exercise of warrants; 23,750 shares owned by his wife; 940 shares held by his wife for the benefit of his minor daughter; and 10 shares each held by Mr. Custer for the benefit of his two sons.

(3) Includes 17,889 shares owned outright, and 430,000 shares issuable to Mr. Robinson upon exercise of vested nonstatutory Employee Stock Options.

(4) Includes 20,250 shares owned outright, and 165,000 shares issuable to Mr. Warren upon exercise of vested nonstatutory stock options.

(5) Includes 5,000 shares owned outright, and 165,000 shares issuable to Mr. Appel upon exercise of vested nonstatutory stock options.

(6) Includes 5,895 shares owned outright, and 330,000 shares issuable to Mr. O'Mara upon exercise of vested nonstatutory Employee Stock Options

(7) Includes 50,000 shares issuable to Mr. Burrows upon exercise of vested nonstatutory stock options.

(8) Includes 2,413,074 shares beneficially owned by all directors and Executive Officers shown above. Also includes 6,695 shares owned outright, and 331,360 shares issuable to Mr. Park upon exercise of vested nonstatutory Employee Stock Options. Also includes 25,000 shares issuable to Mr. Thomas upon exercise of vested nonstatutory Employee Stock Options. Also includes 123,684 shares owned outright, and 235,000 shares issuable to Ms. Leland upon exercise of warrants. Also includes 123,684 shares owned outright, and 235,000 shares issuable to Mr. Hurst upon exercise of warrants.

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

     (b)  Reports on Form 8-K

          During the three months ended June 30, 2000 the Company filed no Reports on Form 8-K.

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

                              UNIVIEW TECHNOLOGIES CORPORATION

                              By:      /s/    PATRICK A. CUSTER
                                           Patrick A. Custer
                                  President and Chief Executive Officer

September 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Principal Executive Officer

/s/ PATRICK  A.  CUSTER    Chairman  of  the  Board,         September 28, 2000
     Patrick A. Custer     President, Chief Executive Officer
                           and Director

    Principal Financial and Accounting Officer

/s/ DAVID M. THOMAS        Vice President, Finance and       September 28, 2000
     David M. Thomas       Chief Financial Officer

    Additional Directors

/s/ BILLY J. ROBINSON      Vice President, Secretary,        September 28, 2000
     Billy J. Robinson     General Counsel and Director

/s/ EDWARD M. WARREN       Director                          September 28, 2000
     Edward M. Warren

/s/ BERNARD S. APPEL       Director                          September 28, 2000
     Bernard S. Appel

           Report of Independent Certified Public Accountants

Board of Directors
uniView Technologies Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of uniView Technologies Corporation and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of uniView Technologies Corporation and Subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

We  have  also audited Schedule II for the years ended June 30, 2000  and
1999.   In  our  opinion, this schedule presents fairly, in all  material respects, the information required to be set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $10,863,875, $6,297,353 and  $17,418,141  for  the  years ended June 30,  2000,  1999  and  1998, respectively. These factors, among others, as discussed in Note B to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

GRANT THORNTON LLP

Dallas, Texas
August 18, 2000

           Report of Independent Certified Public Accountants

Board of Directors
uniView Technologies Corporation and Subsidiaries (Formerly Curtis Mathes Holding Corporation)

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of uniView Technologies Corporation and Subsidiaries for year ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of uniView Technologies Corporation and Subsidiaries for year ended June 30, 1998, in conformity with generally accepted accounting principles.

We  have also audited Schedule II for year ended June 30, 1998.   In  our
opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

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

                                        KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
September 14, 1998
            uniView Technologies Corporation and Subsidiaries

                       CONSOLIDATED BALANCE SHEETS

                                 June 30,

                ASSETS                                     2000          1999
                                                   ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents                        $  1,422,167  $  4,412,664
  Trade accounts receivable, net of allowance
     of $5,874 in 2000 and $76,510 in 1999            1,126,462     1,117,308
  Inventories                                           261,601       436,583
  Prepaid expenses                                      883,268        28,283
  Other current assets                                  372,086            --
                                                   ------------  ------------
      Total current assets                            4,065,584     5,994,838

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                        1,057,541     1,310,207

OTHER ASSETS
  Purchased software, net of accumulated
    amortization of $291,154 in 2000                  2,203,811            --
  Software development costs, net of accumulated
    amortization of $4,384,322 in 2000 and
    $3,038,519 in 1999                                  546,328     1,690,958
  Licenses, net of accumulated amortization of
    $275,000 in 2000 and $123,750 in 1999                    --       151,250
  Trademark, net of accumulated amortization
    of $1,552,357 in 2000 and $1,308,119 in 1999      3,332,398     3,576,636
  Goodwill, net of accumulated amortization of
    $211,919 in 2000 and $318,730 in 1999             1,208,414     1,302,699
  Other                                                 109,128        54,180
                                                   ------------  ------------
      Total other assets                              7,400,079     6,775,723
                                                   ------------  ------------
      Total assets                                 $ 12,523,204  $ 14,080,768
                                                   ============  ============
               uniView Technologies Corporation and Subsidiaries

                                June 30,

      LIABILITIES AND STOCKHOLDERS' EQUITY                 2000          1999
                                                   ------------  ------------
CURRENT LIABILITIES
  Trade accounts payable                           $    505,468  $    778,485
  Accrued and other current liabilities               1,188,082     1,142,095
  Line of credit                                        321,442       710,858
  Current maturities of long-term debt                   51,958       366,447
  Current maturities of obligations under
    capital leases                                       93,000        55,168
  Deferred revenue                                      964,030            --
                                                   ------------  ------------
      Total current liabilities                       3,123,980     3,053,053

LONG TERM DEBT, less current maturities                      --     2,590,017

OBLIGATIONS UNDER CAPITAL LEASES, less
   current maturities                                   128,925       100,720
                                                   ------------  ------------
      Total liabilities                               3,252,905     5,743,790

COMMITMENTS AND CONTINGENCIES                                --            --

STOCKHOLDERS' EQUITY
  Preferred stock, cumulative, $1.00 par value;
  1,000,000 shares authorized
    Series A, 30,000 and 140,000 shares issued
      and outstanding at June 30, 2000 and 1999,
      respectively (liquidation preference of
      $30,000 and $140,000)                              30,000       140,000
    Series H, 2 and 3 shares issued and outstanding
      at June 30, 2000 and 1999, respectively
      (liquidation preference of $50,000 and $75,000)         2             3
    Series 1999-C, 44 shares issued and outstanding
      at June 30, 1999 (liquidation preference of
      $1,100,000)                                            --            44
    Series 1999-D1, 720 shares issued and outstanding
      at June 30, 2000 and 1999 (liquidation preference
      of $18,000,000)                                       720           720
    Series 1999-E, 96 shares issued and outstanding at
      June 30, 1999 (liquidation preference of $2,400,000)   --            96
   Common stock, $.10 par value; 80,000,000 shares
      authorized; 26,456,521 and 15,013,150 shares
      issued and outstanding at June 30, 2000 and
      1999, respectively                              2,645,652     1,501,315
   Additional paid in capital                        59,944,947    49,128,729
   Accumulated deficit                              (53,351,022)  (42,433,929)
                                                   ------------  ------------
      Total stockholders' equity                      9,270,299     8,336,978
                                                   ------------  ------------
      Total liabilities and stockholders'equity    $ 12,523,204  $ 14,080,768
                                                   ============  ============
         The accompanying notes are an integral part of these statements uniView Technologies Corporation and Subsidiaries

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                           Year ended June 30,

                                             2000          1999          1998
                                     ------------  ------------  ------------
Revenues
  Product sales                      $  7,710,606  $ 10,160,563  $  2,197,507
  Services                              1,435,099     1,325,495       289,706
                                     ------------  ------------  ------------
      Total revenues                    9,145,705    11,486,058     2,487,213

Cost of products and services
  Cost of product sales                 5,553,372     8,677,047     1,609,807
  Provision for inventory obsolescence         --            --       944,753
  Cost of services                        910,958     1,041,840     1,309,297
                                     ------------  ------------  ------------
      Total cost of products and
         services                       6,464,330     9,718,887     3,863,857
                                     ------------  ------------  ------------
      Gross margin                      2,681,375     1,767,171    (1,376,644)

Operating expenses                     13,313,030     9,680,502    12,569,050

Write-down of software
  development costs                            --            --     3,519,584
                                     ------------  ------------  ------------
      Operating loss                  (10,631,655)   (7,913,331)  (17,465,278)

Other (income) expense
  Loss from sale of land                       --        82,800            --
  Interest and other income               (50,876)     (510,106)     (354,062)
  Interest expense                        283,096       471,545       306,925
  Gain on sale of subsidiaries                 --    (1,660,217)           --
                                     ------------  ------------  ------------
      Total other (income) expense        232,220    (1,615,978)      (47,137)
                                     ------------  ------------  ------------
      NET LOSS                        (10,863,875)   (6,297,353)  (17,418,141)

Dividend requirements on
  preferred stock                         901,800       199,441       391,445
                                     ------------  ------------  ------------
Net loss attributable to
  common stockholders                $(11,765,675)  $(6,496,794) $(17,809,586)
                                     ============   ===========  ============
Per share amounts allocable to
  common stockholders

 Net loss - basic and diluted             $(.57)        $(.52)       $(3.37)

Weighted average common shares
  outstanding                          20,572,886    12,402,179     5,282,511

         The accompanying notes are an integral part of these statements

                uniView Technologies Corporation and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    Paid-In       Accumulated
                                               Shares      Amount    Shares      Amount    Capital       Deficit
                                           ----------  ----------  --------  ----------   -----------   ------------
Balances - July 1, 1997                     3,670,920  $  367,092   141,287  $  141,287   $30,317,592   $(18,525,336)

Issuance of common stock for cash             100,000      10,000        --          --       240,000             --
Issuance of common stock in exchange for
 equity position in land partnership          142,359      14,236        --          --       265,764             --
Issuance of common stock in exchange for
 settlement of debt, interest and accounts
 payable                                      764,604      76,460        --          --     1,180,747             --
Issuance of common stock for acquisition
 of VMI                                       800,000      80,000        --          --       723,000             --
Conversion of Series K preferred including
 accrued dividends for common stock           164,220      16,422        (9)         (9)       (9,499)        (6,913)
Conversion of Series L preferred for
 common stock                                 248,857      24,886    (1,275)     (1,275)      (23,611)            --
Issuance of Series M preferred for cash            --          --       140         140     3,289,860             --
Conversion of Series M preferred including
 accrued dividends for common stock         1,892,505     189,251      (140)       (140)       55,721       (244,832)
Issuance of Series N preferred for cash            --          --       120         120     2,819,880             --
Conversion of Series N preferred including
 accrued dividends for common stock         2,248,903     224,890      (120)       (120)     (101,577)      (123,194)
Issuance of Series Q Preferred for cash            --          --        60          60     1,409,940             --
Dividends paid through issuance of common
 stock                                            240          24        --          --            --            (24)
Warrants issued for services                       --          --        --          --       432,530             --
Dividends paid in cash                             --          --        --          --            --         (5,000)
Issuance of Series 1998-A1 preferred stock
 for cash                                          --          --        80          80     1,879,920             --
Post reverse split rounding adjustment             62           6        --          --            (6)            --
Net loss for the year                              --          --        --          --            --    (17,418,141)
                                           ----------  ----------  --------  ----------   -----------   ------------
Balances - June 30, 1998                   10,032,670   1,003,267   140,143     140,143    42,480,261    (36,323,440)

                uniView Technologies Corporation and Subsidiaries
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    Paid-In       Accumulated
                                               Shares      Amount    Shares      Amount    Capital       Deficit
                                           ----------  ----------  --------  ----------   -----------   ------------
Conversion of Series Q preferred including
 accrued dividends for common stock         1,761,879  $  176,188       (28) $      (28)  $  (168,446)  $     (7,714)
Conversion of Series 1998 A-1 preferred
 including accrued dividends for common
 stock                                        563,100      56,310       (12)        (12)      (52,751)        (3,547)
Sale of common stock for cash               1,375,000     137,500        --          --       412,500             --
Exercise of warrants                          211,751      21,175        --          --        68,557             --
Preferred stock dividends                          --          --        --          --            --         (1,875)
Issuance of Series 1998 - A1 preferred
 stock for cash                                    --          --        16          16       399,984             --
Issuance of common stock in exchange for
 services                                      68,750       6,875        --          --        20,625             --
Conversion of debt to common stock          1,000,000     100,000        --          --       900,000             --
Issuance of Series 1999-C preferred stock
 for cash                                          --          --        44          44     1,099,950             --
Issuance of Series 1999-D1 preferred stock
 for cash redemption of 1998-A1 and
 cancellation of warrants
   Series 1998-A1                                  --          --       (84)        (84)  (11,549,916)            --
   Series 1999-D1                                  --          --       720         720    17,999,280             --
   Series A and B warrants                         --          --        --          --    (2,481,251)            --
Issuance of Series 1999-E Preferred stock
 for Redemption of Series Q
   Series Q                                        --          --       (32)        (32)   (2,399,968)            --
   Series 1999-E                                   --          --        96          96     2,399,904             --
Issuance of warrants with sale of
 subsidiaries                                      --          --        --          --            --        200,000
Net loss                                           --          --        --          --            --     (6,297,353)
                                           ----------  ----------  --------  ----------   -----------   ------------
Balances - June 30, 1999                   15,013,150   1,501,315   140,863     140,863    49,128,729    (42,433,929)

                uniView Technologies Corporation and Subsidiaries
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    Paid-In       Accumulated
                                               Shares      Amount    Shares      Amount    Capital       Deficit
                                           ----------  ----------  --------  ----------   -----------   ------------
Redemption of Series A preferred stock             --  $       --  (100,000) $ (100,000)  $        --   $    (18,099)
Conversion of Series A preferred including
 accrued dividends for common stock             7,767         777   (10,000)    (10,000)       10,873         (1,650)
Conversion of Series 1999-E preferred
 including accrued dividends for common
 stock                                        802,696      80,270       (96)        (96)      (72,086)        (8,088)
Conversion of Series 1999-C preferred
 including accrued dividends for common
 stock                                        891,932      89,193       (44)        (44)      (65,643)       (23,506)
Conversion of Series H preferred including
 accrued dividends for common stock             1,666         167        (1)         (1)         (166)            --
Sale of common stock                        1,673,024     167,302        --          --     4,287,963             --
Exercise of warrants                        1,718,250     171,825        --          --       866,550             --
Common stock issued for services              351,250      35,125        --          --       147,375             --
Conversion of debt to common stock          3,918,286     391,828        --          --     2,396,895             --
Legal settlement paid in stock                250,000      25,000        --          --       475,000             --
Preferred stock dividends                          --          --        --          --            --         (1,875)
Acquisitions of businesses                  1,828,500     182,850        --          --     2,108,043             --
Stock compensation for employees and
 directors                                         --          --        --          --       661,414             --
Net loss                                           --          --        --          --            --    (10,863,875)
                                           ----------  ----------  --------  ----------   -----------   ------------
Balances - June 30, 2000                   26,456,521  $2,645,652    30,722  $   30,722   $59,944,947   $(53,351,022)
                                           ==========  ==========  ========  ==========   ===========   ============

               The accompanying notes are an integral part of this statement uniView Technologies uniView Technologies Corporation and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Year ended June 30,

                                              2000          1999          1998
                                      ------------  ------------  ------------
Cash flows from operating activities
  Net loss                            $(10,863,875) $ (6,297,353) $(17,418,141)
  Adjustments to reconcile net loss
    to cash  and cash equivalents
    used in operating activities
      Loss on sale of assets                    --        82,800            --
      Depreciation and amortization      3,447,138     3,124,272     3,168,332
      Bad debt expense                     114,078        97,453       150,583
      Gain on sale of subsidiaries              --    (1,660,217)           --
      Gain on sale of marketable
        securities                              --            --       (29,015)
      Provision for inventory obsolescence      --            --       944,753
      Write-down of software development
        costs                                   --            --     3,519,584
     Stock compensation expense            661,414            --            --
     Changes in assets and liabilities,
       net of effects from acquisitions
       and dispositions
         Trade accounts receivable           9,779        87,905      (571,588)
         Inventories                       174,982       141,769    (1,110,798)
         Prepaid expenses                 (325,399)      (13,574)    1,752,995
         Other current assets             (372,086)           --            --
         Other assets                       40,831            --        20,835
         Accounts payable and
           accrued liabilities               2,544      (791,160)    3,282,626
         Deferred revenue                  406,957            --            --
                                      ------------  ------------  ------------
          Cash and cash equivalents used
            in operating activities     (6,703,637)   (5,228,105)   (6,289,834)

Cash flows from investing activities
  Purchases of property and equipment     (495,378)     (126,198)   (1,287,459)
  Cash from acquisition                     91,681            --            --
  Additions to software development
    costs                                 (201,173)     (414,186)   (3,218,943)
  Licenses                                      --            --       (13,920)
  Sale of marketable securities                 --            --       311,157
  Proceeds from sale of land                    --       250,000            --
  Collections on note receivable                --       200,555       626,785
  Issuance of note receivable                   --            --      (350,000)
                                      ------------  ------------  ------------
        Cash and cash equivalents
          used in investing activities    (604,870)      (89,829)   (3,932,380)
            uniView Technologies Corporation and Subsidiaries

                           Year ended June 30,

                                              2000          1999          1998
                                      ------------  ------------  ------------
Cash flows from financing activities
  Proceeds from line of credit        $  5,780,382  $  4,540,057  $         --
  Principal payments on
    line of credit                      (6,169,798)   (4,747,652)           --
  Proceeds from long term debt                  --     2,148,762     2,500,000
  Principal payments on
    long-term debt                        (299,686)     (499,415)     (413,888)
  Principal payments on
    capital lease obligations              (90,306)     (102,748)      (24,256)
  Dividends paid                            (1,875)       (1,875)       (5,000)
  Proceeds from exercise of
    stock warrants                       1,038,375        89,731            --
  Proceeds from sale of
    common and preferred stock           4,179,017     6,018,750     9,650,000
  Redemption of preferred stock
    for cash                              (118,099)           --            --
                                      ------------  ------------  ------------
          Cash and cash equivalents
            provided by financing
            activities                   4,318,010     7,445,610    11,706,856

Net increase (decrease) in cash
  and cash equivalents                  (2,990,497)    2,127,676     1,484,642

Cash and cash equivalents,
  beginning of year                      4,412,664     2,284,988       800,346
                                      ------------  ------------  ------------
Cash and cash equivalents,
  ending of year                      $  1,422,167  $  4,412,664  $  2,284,988
                                      ============  ============  ============
Supplemental information
  Cash paid for:
    Interest                          $     98,909  $    196,839  $     64,427
    Income taxes                      $         --  $         --  $         --

See Note M for supplemental schedule of non-cash investing and financing activities.

         The accompanying notes are an integral part of these statements
            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business
 -----------------------
 uniView Technologies Corporation and Subsidiaries (the Company), previously known as Curtis Mathes Holding Corporation, offer competencies and expertise in creating solutions for video on demand, set top box products, interactive broadband connectivity, computer telephony integration software for call center automation, and overall broadband solutions, as well as providing system integration, technical support and network consulting. The Company markets its products and services both domestically and internationally focusing on multi-level marketing, hospitality, utilities, banking, telecommunications and other Fortune 1,000 companies.

 Principles of Consolidation
 ---------------------------
 The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

 Use of Estimates
 ----------------
 The  preparation  of financial statements in conformity  with  generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the accompanying notes. Actual results could differ from those estimates.

 Cash Equivalents
 ----------------
 All highly liquid debt investments with an original maturity of three months or less are considered to be cash equivalents.

 Inventories
 -----------
 Inventories are stated at the lower of average cost or market. Inventories consist of computer parts and peripherals to be used in network systems and products.

 Property and Equipment
 ----------------------
 Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are expensed as incurred. Equipment leased under capital lease obligations is depreciated over the life of the lease using the straight-line method.

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 Accounting for Impairment of Long-Lived Assets
 ----------------------------------------------
 The Company evaluates long-lived assets and intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of such assets.

 Software Development Costs
 --------------------------
 The Company capitalizes software development costs incurred from the time technological feasibility of the software is established until the software is ready for use in products. Research and development costs related to software development are expensed as incurred. The capitalized costs related to software which will become an integral part of the Company's revenue-producing products are amortized in relation to expected revenues from the product or straight-line, over three years, whichever is greater. The carrying value of software development costs is regularly reviewed by the Company, and a loss is recognized when the net realizable value by product falls below the unamortized cost.

 Fair Value of Financial Instruments
 -----------------------------------
 The Company's financial instruments consist of cash and cash equivalents, notes receivable and debt. The fair value of all instruments other than debt approximates the recorded amounts because of the liquidity and short term nature of these items. It is not practicable to estimate the fair value of the Company's debt as they are unique instruments for which there is no public market.

 Stock-Based Compensation
 ------------------------
 The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

 Revenue Recognition
 -------------------
 The Company recognizes service revenue as the services are provided. Equipment and product sales are recognized at the time of delivery and customer acceptance.

 Advertising Costs
 -----------------
 Advertising costs are charged to operations when the advertising first takes place. Advertising costs for the years ended June 30, 2000, 1999 and 1998 were $304,069, $189,226 and $1,399,362, respectively.

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 Loss Per Share
 --------------
 Basic loss per common share is based on the weighted average number of common shares outstanding. Diluted loss per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In all years presented, all potential common shares were anti-dilutive.

 Reclassifications
 -----------------
 Certain reclassifications of the 1999 and 1998 financial statements and related notes have been made to conform with the 2000 presentation.

NOTE B - GOING CONCERN MATTERS

 The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred  net  losses of $10,863,875, $6,297,353, and $17,418,141 during the years ended June 30, 2000, 1999, and 1998, respectively.

 For  the  last  several  years,  the Company  has  been  developing  its business plan with a focus in offering the technical expertise of its experienced and knowledgeable staff to customers wishing to increase business productivity by maximizing the benefits of their information technology. The Company's product offerings include providing consulting services to niche markets, internet service provider services, technology products through its set top box, and the licensing of the Curtis Mathes trademark. Through the Company's acquisition of Network America, Inc. in 1998 and the addition of its Advanced System Group, revenues increased sharply during 1999. In October 1999, the Company acquired the assets and assumed certain liabilities of Softgen International, Inc. to enter the computer telephony integration (CTI) business, which provided revenue of $1.5 million in 2000. However, the Company's operating losses continued. The Company is planning to continue the increase in revenue growth coupled with a reduction in general and administrative expenses to reach profitability.

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

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE C - BUSINESS COMBINATIONS AND DIVESTITURES

 Acquisitions
 ------------
 Effective June 12, 1998, the Company acquired 100 percent of the issued and outstanding capital stock of Video Management, Inc. (VMI), which owned 100 percent of the issued and outstanding common stock of Network America, Inc. (NWA), an Oklahoma corporation, and CompuNet Support
 Systems, Inc. (CNSS), a Texas corporation. The purchase price of $1,600,000 consisted of 800,000 shares of the Company's common stock valued at $2.00 per share. NWA and CNSS provide implementation of local area networks, network hardware design, consulting and software designed systems and customized hardware, personal computer and network systems primarily in the Southwestern United States. Goodwill from this transaction is being amortized over fourteen years on a straight-line basis.

 On May 15, 1998, an individual filed an involuntary petition in bankruptcy against the company that previously owned NWA and CNSS before VMI (Previous Owner) requesting that an order for relief be entered against that Previous Owner under Chapter 11 of the United States Bankruptcy Code. Petitioner alleged in his petition that the Previous Owner was indebted to him, that the Previous Owner was in default on the obligation owed to him and that "upon information and belief, the Previous Owner is generally not paying its debts that are not subject to bona fide dispute as they become due."

 The relevance to the Company of this proceeding is that if certain conditions are satisfied, the acquisition of NWA and CNSS by VMI could be reviewed by the Court to determine whether a preferential or fraudulent transfer of those assets had occurred under the bankruptcy code. The Previous Owner and VMI are both cognizant that this proceeding could affect certain interests of the Company in the future. VMI and its shareholders have been very cooperative with the Company in ensuring that these issues are resolved. The action is currently awaiting a final trustees report.

 Management believes that the proceeding will have no material adverse effect upon the Company. However, as with any action of this type, the timing and degree of any effort upon the Company are uncertain and there can be no assurance that the proceeding will not have an adverse impact on the Company in the future.

 Effective May 1998, the Company acquired 100 percent of the issued and outstanding capital stock of Corporate Network Solutions, LLC (CNS), a Texas limited liability company. In consideration of the sale and transfer of the units of ownership of CNS, the Company paid $50,000 in cash and agreed to pay $150,000 over a ten-month period under a noninterest-bearing note payable. Further, the Company agreed to continue the payment of capital equipment leases valued at approximately $121,000. This transaction has been accounted for as a purchase and, accordingly, the results of operations have been included from the date of purchase. Resulting goodwill attributable to this transaction was $174,106 which was amortized fully during fiscal 1998.

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE C - BUSINESS COMBINATIONS AND DIVESTITURES - Continued

 Effective September 22, 1999 the Company acquired assets of Zirca Corporation ("Zirca") for $300,000 cash and 360,000 restricted common shares of the Company valued at $675,000. The acquisition of Zirca was accounted for as a purchase and the Company has allocated the excess purchase price over tangible assets acquired of approximately $360,000 to purchased software.

 Effective October 29, 1999 the Company acquired the assets and assumed certain liabilities of Softgen International, Inc. ("Softgen"). Consideration for the acquisition consisted of 1,175,000 restricted shares of the Company's common stock and warrants to acquire another 940,000 shares at $3.00 per share, plus other consideration for a total value of $2.7 million, and certain former shareholders of Softgen received 39% ownership of the new corporation, uniView Softgen Corporation. As a result of the acquisition of Softgen, which was accounted for as a purchase, the Company allocated the excess purchase price over tangible assets acquired of approximately $2.2 million to purchased software based on an appraisal. During the third fiscal quarter ended March 31, 2000, certain adjustments were made to the purchase price and corresponding allocation of purchase price as the result of a more detailed analysis of the assets and liabilities assumed in the acquisition.

 All   acquisitions  have  been  accounted  for  as  purchases  and   the
 operations of the purchased companies have been included in the Company's statement of operations since their date of acquisition.

 The unaudited pro forma information set forth below assumes the acquisition of Softgen and Zirca had occurred at the beginning of 1999. The information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time. For the years ended June 30, 2000 and 1999, the information is as follows:

                                      2000            1999
                              ------------    ------------
  Revenues                    $  9,947,827    $ 13,186,058
  Net loss                    $ 11,109,456    $  6,797,353

  Loss per common share              $(.57)          $(.55)

 Divestitures
 ------------
 In October, 1998, the Company completed the sale of the stock of two of its wholly-owned subsidiaries, uniView Marketing Corporation (UMC) and CNSS. The consideration for the transaction was the assumption of the net liabilities of the subsidiaries and warrants to purchase 500,000 shares of stock of the Company at $.50 per share. The warrants expire in three years and a gain of $1.66 million was recognized on the transaction.

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE D - PROPERTY AND EQUIPMENT

 Property and equipment at June 30, 2000 and 1999 consist of the following:

                                                           2000          1999
                                                    -----------   -----------
   Equipment                                        $ 3,412,471   $ 4,537,767
   Furniture and fixtures                               218,017       170,998
   Computer software                                    188,738        83,611
   Vehicles                                             108,430        89,025
   Leasehold improvements                               177,333       174,768
                                                    -----------   -----------
                                                      4,104,989     5,056,169
   Less accumulated depreciation and amortization    (3,047,448)   (3,745,962)
                                                    -----------   -----------
                                                    $ 1,057,541   $ 1,310,207
                                                    ===========   ===========

 Equipment under capital leases included above at June 30, 2000 and 1999 was $118,922 and $86,825, respectively, and the related accumulated amortization amounted to $11,832 and $8,682, respectively.

 Depreciation expense for years ending June 30, 2000, 1999 and 1998 totaled $1,313,241, $1,417,760, and $1,296,082, respectively.

NOTE E - OTHER ASSETS

 The Company purchased the Curtis Mathes Corporation in 1994 and has exclusive rights to the Curtis Mathes name, subject to certain sublicensing arrangements. The trademark is being amortized on a straight-line basis over 20 years. Amortization expense was $244,238 for each of the years ended June 30, 2000, 1999, and 1998.

 Goodwill totaling $1,420,333 from 1998 acquisitions of VMI and CNS is being amortized over its estimated useful life of fourteen years. Amortization expense for 2000 was $101,452 and $102,415 for 1999.

 Software  development  costs  are  amortized  in  relation  to  expected revenue from the product or three years, whichever is greater. Amortization expense for 2000 and 1999 was $1,345,803 and $1,276,772, respectively.

 Purchased software is amortized in relation to expected revenue from the product or straight-line over three years, whichever is greater. Amortization expense for 2000 was $291,154.

 Licenses are amortized over the length of the agreement. Amortization for 2000 and 1999 was $151,250 and $48,334, respectively.

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE F - LINE OF CREDIT

 The Company's subsidiary, Network America, Inc. has a $2.15 million credit facility bearing interest at prime (9.5% at June 30, 2000) plus 2.25% with a finance company collateralized by accounts receivable and inventories. The outstanding balance at June 30, 2000 and 1999 was $321,442 and $710,858, respectively and interest is payable monthly. This facility contains various financial covenants, including among other things, minimum net worth, maintenance of various fixed charge ratios and maximum allowable indebtedness to net worth.

NOTE G - LONG-TERM DEBT

 Long-term debt at June 30, 2000 and 1999 consists of the following:

                                                           2000          1999
                                                      ---------   -----------
  Convertible note payable to a finance company
    collateralized by a blanket security agreement
    with interest at 18%. Principal and interest
    is due March 31, 2002. Amounts are convertible
    into common stock at $1.00 per share.  During
    2000, this note was converted to common stock.    $      --   $   774,648
  Convertible notes payable to various parties with
    interest at 6%, payable quarterly and principal
    due March 2002. The notes are convertible at
    $.625 per share. During 2000, these notes were
    converted to common stock.                               --     1,800,000
  Noninterest-bearing note payable with principal
    payments of $15,000 payable monthly,
    collateralized by the outstanding common
    stock of subsidiary.                                     --        90,000
  Unsecured notes payable of a subsidiary to third
    parties with interest at 9% to 12%, with
    scheduled maturities from December 31,1999
    to February 14, 2000.                                    --       176,447
  Demand note to an individual with interest at 6%,
    payable monthly.                                         --       100,000
  Other                                                  51,958        15,369
                                                      ---------   -----------
                                                         51,958     2,956,464
    Less current portion                                (51,958)     (366,447)
                                                      ---------   -----------
                                                      $      --   $ 2,590,017
                                                      =========   ===========
 The weighted average interest rate of borrowings outstanding at June 30, 2000 is 10.7%.

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE H - COMMITMENTS AND CONTINGENCIES

 Lease Commitments
 -----------------
 The Company leases equipment and facilities under long-term leases. The following are scheduled future minimum lease payments at June 30, 2000:

                                              Operating     Capital
                                                 leases      leases
                                            -----------   ---------
   2001                                     $   419,259   $  97,645
   2002                                         253,229      75,142
   2003                                         203,573      35,149
   2004                                         164,373      24,631
   2005                                          76,822          --
                                            -----------   ---------
                                            $ 1,117,256     232,567
                                            ===========
   Less amount representing interest                        (10,642)
                                                          ---------
   Present value of net minimum lease
     payments including current
     maturities of $110,227                                $221,925
                                                          =========
 Rental  expense  under  operating leases for the years  ended  June  30,
 2000,   1999,   and   1998   was  $530,701,  $410,809,   and   $698,032,
 respectively.

 Litigation
 ----------
 On July 26, 1999, the Company and a vendor agreed to settle a legal action. In return for a prepayment of $750,000 and 250,000 shares of its common stock whose market value at closing date was $1.84 per share, the Company will receive two years of television listing services from the vendor. The agreement requires an additional annual fee of $70,000 and a nominal fee per customer.

 The Company is routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company in excess of the amount accrued for such purposes at June 30, 2000.

 Warranty Provision
 ------------------
 Pursuant to their exit from the consumer electronics market in 1998, the Company recorded a reserve for future warranty obligations. Since that time, the Company has outsourced repairs and parts servicing for all warranty claims. These obligations end in fiscal year 2001 and the remaining warranty provision of $81,990 is recorded in current liabilities.

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE I - CONCENTRATIONS OF CREDIT RISK

 During 2000, one customer represented 11% of sales while in 1999, no single customer represented more than 10% of sales. In 1998, one customer accounted for 12% of sales. At June 30, 2000, two customers represented 56% of trade accounts receivable and at June 30, 1999, one customer represented 17% of trade accounts receivable.

NOTE J - STOCKHOLDERS' EQUITY

 Preferred Stock
 ---------------
 The   Company  has  1,000,000  shares  authorized  of  $1.00  par  value cumulative preferred stock. The Company's articles of incorporation allow the board of directors to determine the number of shares and determine the relative rights and preferences of any series of preferred stock to be issued.

 At June 30, 2000, the Company had issued and outstanding 30,000 Series A, 2 Series H, and 720 Series 1999 D-1 preferred shares. At June 30, 1999, the Company has issued and outstanding 140,000 Series A, 3 Series H, 44 Series 1999-C, 720 Series 1999D-1, and 96 Series 1999-E preferred shares. Series A preferred shares are non-convertible, redeemable at the Company's option and carry cumulative dividends of 6%. Series H preferred shares are convertible based upon conversion ratios as determined in the Certificate of Designation, redeemable at the Company's option and carry cumulative dividends of 5%. Series 1999-D1 preferred shares are convertible based upon conversion ratios as determined in the Certificate of Designation, redeemable at the Company's option and carry cumulative dividends of 5%.

 Dividends of $1,875, $1,875 and $5,000 on preferred stock were paid in cash during the three years in the period ended June 30, 2000. Non-cash dividends of $33,244 were paid during the year ended June 30, 2000 through the issuance of common stock. Noncash dividends of $11,261 were paid during the year ended June 30, 1999. Cumulative dividends in arrears as of June 30, 2000 and 1999 amounted to $957,200 and $130,645, respectively.

 Common Stock
 ------------
 Effective April 24, 1998, the Board of Directors amended the par value of the common stock from $0.01 to $0.10 per share and 1 for 10 reverse stock split. The authorized number of shares was maintained at
 80,000,000. All references throughout the financial statements to numbers of shares and per share amounts have been restated.

 Stock Options
 -------------
 The Company has periodically granted stock options for employment and outside services received during the years reported. These options are treated as fixed, compensatory awards.

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE J - STOCKHOLDERS' EQUITY - Continued

 The Company grants non-compensatory stock options to key employees and directors at market value at the date of grant. These options generally vest immediately; however, during 2000, options covering
 366,971 shares vest over 3 years and during 1998, options covering 90,000 shares vest over 1.5 years.

 During  2000  options issued with exercise price less than market  value resulted in compensation expense of $661,414. During 1999 and 1998, options issued with exercise prices less than market value on the grant date were immaterial and, accordingly, no compensation expense has been recognized in these years. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and net loss per share for 2000, 1999, and 1998 would have been increased as follows:

                                             2000          1999          1998
                                     ------------  ------------  ------------
  Net loss
    As reported                      $(10,863,875) $ (6,297,353) $(17,418,141)
    Pro forma                         (13,961,374)   (6,414,539)  (17,483,423)

  Loss per share
    As reported                              (.57)         (.52)        (3.37)
    Pro forma                                (.72)         (.53)        (3.38)

 The  fair  value  of these options was estimated at the  date  of  grant
 using   the  Black-Scholes  option  pricing  model  with  the  following weighted-average assumptions:

                                        2000           1999              1998
                                      ------         ------            ------
  Expected volatility                    158%           175%               79%
  Risk-free interest rate                5.9%           5.5%                6%
  Expected lives           1.5 to 3.75 years        3 years    .5 to 2.5 years
  Dividend yield                          --             --                 --
            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE J - STOCKHOLDERS' EQUITY - Continued

 Additional information with respect to all options outstanding at June 30, 2000, and changes for the three years then ended was as follows:

                       Above            Equal to        Below
                       market price     market price    market price
                -------------------  ---------------  --------------
                           Weighted         Weighted        Weighted
                            average          average         average
                           exercise         exercise        exercise      Total
                  Options     price  Options   price  Options  price    Options
                ---------  --------  -------   -----  -------  -----  ---------
Outstanding at
 July 1, 1997      20,235  $  32.20       --   $  --  100,000  $9.40    120,235

Price adjustment of
 variable options      --        --       --      --       --  (8.30)        --
Granted             2,500      8.75   90,000    2.30   10,000   1.54    102,500
Forfeited/expired  (5,700)    30.00       --      --       --     --     (5,700)
                ---------  --------  -------   -----  -------  -----  ---------
Outstanding at
 June 30, 1998     17,035     14.64   90,000    2.30  110,000   3.03    217,035

Granted            41,250      5.98  100,000    1.83   10,000   2.30    151,250
Exercised              --        --       --      --  (11,176)  1.17    (11,176)
Forfeited         (11,175)     6.83  (90,000)   2.30  (21,324)  1.64   (122,499)
                ---------  --------  -------   -----  -------  -----  ---------
Outstanding at
 June 30, 1999     47,110      8.91  100,000    1.83   87,500   3.73    234,610

Granted         1,613,221      2.36       --      --  820,000   1.76  2,433,221
Exercised              --        --       --      --       --     --         --
Forfeited          (2,000)    22.50       --      --       --     --     (2,000)
                ---------  --------  -------   -----  -------  -----  ---------
Outstanding at
 June 30, 2000  1,658,331  $   2.53  100,000   $1.83  907,500  $1.95  2,665,831
                =========  ========  =======   =====  =======  =====  =========

                                                Number    Weighted
                                             of shares     average
                                            underlying    exercise
                                               options       price
                                            ----------    --------
  Options exercisable at June 30, 1998         217,035    $   3.64
                                            ==========    ========
  Options exercisable at June 30, 1999         234,610    $   3.96
                                            ==========    ========
  Options exercisable at June 30, 2000       2,340,840    $   2.11
                                            ==========    ========
            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE J - STOCKHOLDERS' EQUITY - Continued

 For 2000, options granted above and below market value had a weighted average fair value per share of $1.58 and $2.30, respectively. For 1999, options granted above, equal to, and below market value had a weighted average fair value per share of $1.54, $1.57, and $1.60, respectively. For 1998, options granted above, equal to, and below market value had a weighted average fair value per share of $.19, $.87 and nil, respectively.

 Information about stock options outstanding at June 30, 2000 is summarized as follows:

                          Options outstanding             Exercisable
                  --------------------------------   ----------------------
                               Weighted
                               average    Weighted                Weighted
                              remaining    average                 average
   Range of                  contractual  exercise    Number      exercise
exercise prices    Number        life       price    exercisable     price
---------------   ---------     -----      -------   -----------   --------
 $1.10 to $1.50     721,250      3.95      $  1.49       721,250   $   1.49
 $1.68 to $2.30   1,375,000      4.05         1.84     1,375,000       1.84
 $2.69 to $3.72     491,971      4.66         3.62       166,980       3.43
 $8.75 to $9.40      76,250      1.79         9.38        76,250       1.79
 $26.50               1,360       .26        26.50         1,360      26.50
                  ---------     -----      -------   -----------   --------
                  2,665,831      3.98      $  2.30     2,340,840   $   2.11
                  =========     =====      =======   ===========   ========
 Common stock warrants issued and outstanding at June 30, 2000 are summarized as follows:

                                                      Weighted average
  Range of exercise price                 Number       remaining life
  -----------------------               ---------     ----------------
  $1.00                                   100,000           1.83
  $2.00 to $3.00                        1,727,752           1.99
  $4.00 to $6.00                          210,000           4.67
  $32.80                                    5,250            .92
                                        ---------
                                        2,043,002
                                        =========
 All outstanding warrants are exercisable.

 In connection with the acquisition of Softgen, the Company issued warrants allowing the holders the ability to purchase 940,000 shares of the Company's common stock at a price of $3.00 per share, exercisable from the date of acquisition, October 29, 1999, for a period of three years.

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE J - STOCKHOLDERS' EQUITY - Continued

 During the fiscal year ended June 30, 2000, the Company issued warrants to acquire 362,752 shares of the Company's common stock to various entities in connection with their assistance in the raising of capital during the year. The warrants have exercise prices ranging from $2.00 to $6.00 and expire between June 2003 and March 2005.

 During the fiscal year ended June 30, 2000, warrants to purchase 1,718,250 shares of the Company's common stock were exercised. The warrants were issued in previous years in connection with the raising of capital for the Company and the exercise prices ranged from $.40 to $2.20 per share.

NOTE K - INCOME TAXES

 A reconciliation of income tax benefit computed by applying the U.S. Federal tax rates to the net loss and recorded income tax expense (benefit) is as follows:

                                          2000          1999          1998
                                      -----------   -----------   -----------
  Tax benefit at statutory rate       $(3,693,718)  $(2,141,099)  $(5,922,168)
  State income taxes, net of
    federal income tax effect             (72,914)      (66,723)     (506,109)
  Non-deductible expenses                 143,198       138,527        99,867
  Change in estimate for prior years      183,466            --       355,846
  Change in valuation allowance         3,439,968     2,069,295     5,972,564
                                      -----------   -----------   -----------
                                      $        --   $        --   $        --
                                      ===========   ===========   ===========
            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE K - INCOME TAXES - Continued

 The components of the Company's deferred income taxes at June 30, 2000 and 1999 are as follows:

                                                        2000          1999
                                                 --------------   -----------
  Deferred tax liabilities
    Fixed assets                                 $      (62,011)  $   (34,812)
    Software and product development costs             (712,803)     (434,102)
    Deferred costs                                     (119,027)           --
                                                 --------------   -----------
                                                       (893,841)     (468,914)

  Deferred tax assets
    Inventory reserve                                     3,533         5,100
    Bad debt reserve                                      1,997        26,013
    Warranty                                             34,677        56,545
    Accrued liabilities                                 113,560       136,000
    Deferred revenue                                    328,258         8,972
    Net operating loss carryforwards                 18,619,036    15,003,536
                                                 --------------   -----------
                                                     19,101,061    15,236,166
                                                 --------------   -----------
    Net deferred tax asset                           18,207,220    14,767,252
    Valuation allowance                             (18,207,220)  (14,767,252)
                                                 --------------   -----------
                                                 $           --   $        --
                                                 ==============   ===========

 At June 30, 2000, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $54,729,000 which may be used to offset future taxable income, subject to provisions of the Internal Revenue Code, and will expire in various amounts in the years 2008 through 2020 if not utilized.

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE L - PENSION AND OTHER BENEFIT PROGRAMS

 Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. The following table sets forth the funded status of the Company's defined pension plan at June 30:

                                           2000          1999          1998
                                         --------      --------      --------
  Actuarial present value of
    benefit obligations
  --------------------------
  Accumulated benefit obligation         $781,466      $773,950      $712,835

  Projected benefit obligation            781,466       773,950       712,835
  Plan assets at fair value               657,772       639,202       615,352
                                         --------      --------      --------
  Excess projected benefit obligation     123,694       134,748        97,483

  Increase due to an assumption change         --            --        57,151
                                         --------      --------      --------
  Net pension liability                  $123,694      $134,748      $154,634
                                         ========      ========      ========

  Net pension cost includes
    the following  components
  ---------------------------
  Interest on unfunded liability         $  9,432      $ 10,826      $  6,952
  Actuarial gain (loss)                   (10,437)       11,425          (848)
                                         --------      --------      --------
  Net pension cost (benefits)            $ (1,005)     $ 22,251      $  6,104
                                         ========      ========      ========
 The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for 2000, 1999 and 1998 was 7.00%.

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE M - NON-CASH INVESTING AND FINANCING ACTIVITIES

                                          2000          1999          1998
                                      -----------   -----------   -----------
 SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

 Issuance of common stock for
   purchase of assets                 $ 2,290,893   $        --   $        --
                                      ===========   ===========   ===========
 Conversion of debt to common stock   $ 2,788,723   $ 1,000,000   $   724,114
                                      ===========   ===========   ===========
 Issuance of common stock for
   expenses and services              $   682,500   $    27,500   $        --
                                      ===========   ===========   ===========
 Stock compensation                   $   661,414   $        --   $   432,530
                                      ===========   ===========   ===========
 Stock issued in connection
   with a pooling of interests        $        --   $        --   $   803,000
                                      ===========   ===========   ===========
 Issuance of common stock for land    $        --   $        --   $   280,000
                                      ===========   ===========   ===========
 Issuance of common stock in
   satisfaction of accounts
   payable and accrued liabilities    $        --   $        --   $   533,093
                                      ===========   ===========   ===========
 Conversion of note receivable
   including accrued interest
   for stock of VMI                   $        --   $        --   $   815,879
                                      ===========   ===========   ===========
 Purchase of subsidiary for
   note payable                       $        --   $        --   $   200,000
                                      ===========   ===========   ===========
 Issuance of common stock
   for dividends                      $    33,244   $    11,261   $   374,963
                                      ===========   ===========   ===========
 Sale of subsidiaries in
   consideration of sub-licenses      $        --   $ 1,660,217   $        --
                                      ===========   ===========   ===========
 Sale of land for note                $        --   $   250,000   $        --
                                      ===========   ===========   ===========
 Redemption of Series 1998-A1
   Preferred Stock for Series
   1999-D1 and cancellation of
   warrants                           $      -      $14,532,806   $      -
                                      ===========   ===========   ===========
 Redemption of Series Q Preferred
   Stock for Series 1999-E            $      -      $ 2,400,000   $      -
                                      ===========   ===========   ===========
            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE N - RELATED PARTY TRANSACTIONS

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

NOTE O - BUSINESS SEGMENT INFORMATION

 The  Company is primarily engaged in high technology product  sales  and
 consulting  and  support  services.   The  following  tables  set  forth
 certain information with respect to the years ended June 30:

 The Company has two segments for 2000 and 1999: Technology product sales and technology consulting and support services. In 1998 the
 Company also had a consumer electronics segment. The segments are differentiated by the products and services provided as follows:

   Product sales
   -------------
   This segment consists of set-top boxes, network equipment, computer cabling, computer telephony integration (CTI) and personal computer equipment and peripherals.

   Consulting and support services
   -------------------------------
   This  segment  consists  of  services for  the  implementation  of  e-
   business   solutions,  software  support  maintenance,   and   network
   development and support.

   Consumer electronics
   --------------------
   This segment consists of consumer electronics relating to the home entertainment industry. The Company exited this segment in 1998.

 The Company's underlying accounting records are maintained on a legal entity basis. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on earnings from continuing operations before income taxes and other income and expense. The Corporate column includes corporate overhead related items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note A).

            uniView Technologies Corporation and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE O - BUSINESS SEGMENT INFORMATION - Continued

                                          2000          1999          1998
                                     ------------  ------------  ------------
  Net revenues
    Product sales                    $  7,710,606  $ 10,160,563  $  2,066,359
    Services                            1,435,099     1,325,495       289,706
    Consumer electronics                       --            --       131,148
                                     ------------  ------------  ------------
                                     $  9,145,705  $ 11,486,058  $  2,487,213
                                     ============  ============  ============
 Operating loss
   Product sales                     $ (2,638,049) $ (2,081,390) $ (2,541,457)
   Services                            (1,154,461)     (460,314)         -
   Corporate                           (6,788,270)   (4,944,321)   (5,514,393)
   Consumer electronics                        --            --    (9,055,366)
                                     ------------  ------------  ------------
 Total operating loss                 (10,580,780)   (7,486,025)  (17,111,216)
 Less interest expense                   (283,095)     (471,545)     (306,925)
 Gain on sale of subsidiaries                  --     1,660,217            --
                                     ------------  ------------  ------------
 Loss from continuing operations     $(10,863,875) $ (6,297,353) $(17,418,141)
                                     ============  ============  ============
 Identifiable assets
   Computer products and service     $  8,023,184  $  9,516,628  $  9,133,287
   Corporate                            4,500,020     4,564,139     7,013,852
   Consumer electronics                        --            --     1,581,523
                                     ------------  ------------  ------------
                                     $ 12,523,204  $ 14,080,767  $ 17,728,662
                                     ============  ============  ============
  Depreciation, amortization
    and write-down
    Computer products and service    $  2,230,321  $  2,769,607  $  5,539,401
    Corporate                           1,216,817       354,665       271,335
    Consumer electronics                       --            --       741,447
                                     ------------  ------------  ------------
                                     $  3,447,138  $  3,124,272  $  6,552,183
                                     ============  ============  ============
  Capital expenditures
    Computer products and service    $    487,378  $     99,951  $  1,287,459
    Corporate                               8,000        26,247            --
                                     ------------  ------------  ------------
                                     $    495,378  $    126,198  $  1,287,459
                                     ============  ============  ============
            uniView Technologies Corporation and Subsidiaries

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            For the years ended June 30, 2000, 1999 and 1998




                        Balance at  Charged to   Charged                 Balance
                         beginning   costs and   to other                 at end
   Description             of year    expenses   accounts  Deductions    of year
   -----------           ---------   ---------   --------  ----------  ---------
Year ended June 30, 1998
  Note receivable
    reserve              $ 375,000   $ 224,417   $     --  $(375,000)  $ 224,417
  Allowance for
    doubtful accounts           --      20,017         --         --      20,017

Year ended June 30, 1999
  Note receivable
    reserve                224,417          --         --   (224,417)         --
  Allowance for
    doubtful accounts       20,017     256,493         --   (200,000)     76,510

Year ended June 30, 2000
  Allowance for
    doubtful accounts       76,510          --         --    (70,636)      5,874

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

2.2       Acquisition Agreement dated as of September 22, 1999, between the Company and Zirca Corporation, concerning the purchase of certain assets of Zirca Corporation (filed as Exhibit "2.2" to the Company's Registration Statement on Form S-3 originally filed with the Commission on March 8, 2000 and incorporated
          herein by reference.)                                          N/A

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

4.2       uniView Technologies Corporation 1999 Equity Incentive Plan
          (filed as Exhibit "4.4" to the Company's Registration
          Statement on Form S-8 filed with the Commission on July 12,
          2000 and incorporated herein by reference.)                    N/A

4.3       Series A Preferred Stock terms and conditions (filed as
          Exhibit "4.3" to the Company's annual report on Form 10-K
          for the fiscal year ended June 30, 1994 and incorporated
          herein by reference.)                                          N/A

4.4       Series H Preferred Stock terms and conditions (filed as
          Exhibit "4.4" to the Company's Registration Statement on
          Form S-3 originally filed with the Commission on June 20,
          1996 and incorporated herein by reference.)                    N/A

4.5       Series 1999-C Preferred Stock terms and conditions (filed
          as Exhibit "4.5" to the Company's Registration Statement
          on Form S-3 filed with the Commission on June 28, 1999
          and incorporated herein by reference.)                         N/A

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

4.8       Form of warrant issued in connection with the J.P. Carey
          Agreement (filed as Exhibit "4.8" to the Company's
          Registration Statement on Form S-3 filed with the Commission
          on July 20, 1998 and incorporated herein by reference.)        N/A

4.9       Form of Securities Purchase Agreement for private placement to Founders Equity Group, Inc. (filed as Exhibit "4.9" to
          the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999 and incorporated herein by
          reference.)                                                    N/A

4.10      Form of Securities Purchase Agreement for private placement to Bonanza Partners, Ltd. (filed as Exhibit "4.10" to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999 and incorporated herein by
          reference.)                                                    N/A

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

4.17      Extension Agreement for Note and Security Agreement with
          Geneva Reinsurance Company, Ltd. dated March 16, 1999
          allowing conversion of the remaining principal balance of
          the note into common stock (filed as Exhibit "4.17" to the Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 1999 and incorporated herein by reference.)     N/A

4.18      Form of Securities Purchase Agreement for private placement to LBI Group, Inc. (filed as Exhibit "4.4" to the Company's Registration Statement on Form S-3 filed with the Commission
          on May 19, 2000 and incorporated herein by reference.)         N/A

4.19      Form of warrant issued in connection with private placement to LBI Group, Inc. (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission
          on May 19, 2000 and incorporated herein by reference.)         N/A

4.20*     Form of Securities Purchase Agreement for private placement
          to Founders Partners VI, LLC.                                   63

4.21*     Form of Securities Purchase Agreement for private placement
          to First Ecom.com, Inc.                                         70

10.1      Loan and Security Agreement between Network America, Inc.
          and FINOVA Capital Corporation dated October 30, 1998 (filed as Exhibit "10.1" to the Company's Quarterly Report on Form
          10-Q for the quarter ended December 31, 1998 and incorporated
          herein by reference.)                                          N/A

10.2*     Lease Agreement between the Company and CMD Realty Investment
          Fund II, L.P., dated October 18, 1999 pertaining to the
          property utilized as the corporate headquarters.                77

10.2.1*   First Addendum to Lease Agreement between the Company and
          CMD Realty Investment Fund II, L.P., dated November 10,
          1999 pertaining to the property utilized as the corporate
          headquarters.                                                  142

10.2.2*   Second Addendum to Lease Agreement between the Company and
          CMD Realty Investment Fund II, L.P., dated January 10, 2000 pertaining to the property utilized as the corporate
          headquarters.                                                  146

10.3* **  Employment Contract with Mr. Custer dated as of July 1,
          2000.                                                          150

10.4* **  Employment Contract with Mr. Robinson dated as of July 1,
          2000.                                                          157

10.5* **  Employment Contract with Mr. O'Mara dated as of July 1,
          2000.                                                          165

10.6* **  Employment Contract with Mr. Burrows dated as of January 1,
          2000.                                                          173

10.7      Database Service Agreement between TVData Technologies,
          L.P. and the Company dated August 1, 1999 (filed as Exhibit "10.17" to the Company's Annual Report on Form 10-K for the
          fiscal year ended June 30, 1999 and incorporated herein by
          reference.)                                                    N/A

10.8*     Business Alliance Agreement between subsidiary uniView
          Technologies Products Group, Inc. and Zoned In, Inc. dated
          May 25, 2000.                                                  181

10.9*     Trademark License Agreement between the Company and Avmark,
          Inc. relating to the Curtis Mathes trademark, dated July 1,
          2000.                                                          192

10.10*    Global Purchase Agreement with HSBC Holdings plc relating
          to installation of computer telephony integration software by uniView Softgen Corporation in HSBC call centers, dated
          October 26, 1999.                                              199

16 Letter from King Griffin & Adamson, P.C. regarding change in certifying accountant (filed as Exhibit "16" to our Current
          Report on Form 8-K dated December 1, 1998 and incorporated
          herein by reference.)                                          N/A

21*       Subsidiaries of the Company.                                   227

27*       Financial Data Schedule (for EDGAR filing purposes only.)      N/A
_______________
*   Filed herewith.
** Management contract or compensation plan or arrangement required to be filed as a exhibit pursuant to Item 14 (c).