Form 10-Q
period 2000-09-30
UNIVIEW TECHNOLOGIES CORP
filed 2000-11-14
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

[X] QUARTERLY REPORT (AMENDED) PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     At October 31, 2000, there were 27,191,816 shares of Registrant's common stock outstanding.

                             GENERAL INDEX
                                                             Page Number

                            PART I.
                     FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS                       3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                     9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                            11

                            PART II.
                       OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                      11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    12

ITEM 5.   OTHER INFORMATION                                      12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                       13

SIGNATURES                                                       13

EXHIBIT INDEX                                                    13

                      PART I  -  FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets

                                           September 30,           June 30,
                                               2000                 2000
                                           ------------          ------------
                                            (Unaudited)
          ASSETS

CURRENT ASSETS
   Cash and cash equivalents               $  1,474,600          $  1,422,167
   Trade accounts receivable, net             1,298,782             1,126,462
   Inventories                                  384,523               261,601
   Prepaid expenses                             819,625               883,268
   Other current assets                         799,873               372,086
                                           ------------          ------------
          Total current assets                4,777,403             4,065,584

OTHER ASSETS
   Purchased software, net                    2,108,787             2,203,811
   Software development costs, net              655,937               546,328
   Property and equipment, net                  934,707             1,057,541
   Trademark, net                             3,271,339             3,332,398
   Goodwill, net                              1,183,050             1,208,414
   Other                                         64,189               109,128
                                           ------------          ------------
          Total other assets                  8,218,008             8,457,620
                                           ------------          ------------
          Total assets                     $ 12,995,412          $ 12,523,204
                                           ============          ============

The accompanying notes are an integral part of these statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets

                                           September 30,           June 30,
                                               2000                 2000
                                           ------------          ------------
                                            (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable                  $    505,113          $    505,468
   Accrued and other current liabilities      1,229,486             1,188,082
   Line of credit                               549,074               321,442
   Current maturities of long-term debt          22,307                51,958
   Current maturities of obligations under
      capital leases                             87,465                93,000
   Deferred revenue                             855,528               964,030
                                           ------------          ------------
          Total current liabilities           3,248,973             3,123,980

LONG TERM DEBT
   Obligation under notes payable,
      less current maturities                    50,649                    --
   Obligation under capital leases,
      less current maturities                    90,587               128,925
                                           ------------          ------------
          Total liabilities                   3,390,209             3,252,905

STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00 par
      value; 1,000,000 shares authorized:
      Series A, 30,000 and 30,000 shares
      issued and outstanding at September 30,
      2000 and June 30, 2000 (liquidation
      preference of $30,000 and $30,000)         30,000                30,000
      Series H, 2 and 2 shares issued and
      outstanding at September 30, 2000
      and June 30, 2000 (liquidation
      preference of $50,000 and $50,000)              2                     2
      Series 1999-D1, 720 and 720 shares
      issued and outstanding at September 30,
      2000 and June 30, 2000 (liquidation
      preference of $18,000,000 and $18,000,000)    720                   720
   Common stock, $.10 par value; 80,000,000
      shares authorized; 27,191,816 and
      26,456,521 shares issued and
      outstanding at September 30, 2000
      and June 30, 2000                       2,719,182             2,645,652
   Additional paid in capital                61,881,537            59,944,947
   Accumulated deficit                      (55,026,238)          (53,351,022)
                                           ------------          ------------
          Total stockholders' equity          9,605,203             9,270,299
                                           ------------          ------------
          Total liabilities and
             stockholders' equity          $ 12,995,412          $ 12,523,204
                                           ============          ============

The accompanying notes are an integral part of these statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited)
Three Months Ended September 30,

                                                2000                 1999
                                           ------------          ------------
Revenues
   Product Sales                           $  1,461,474          $  2,300,975
   Services                                     994,263               444,080
                                           ------------          ------------
          Total revenues                      2,455,737             2,745,055

Cost of products and services
   Cost of product sales                        865,212             1,907,327
   Cost of services                             686,996               219,785
                                           ------------          ------------
          Total cost of products and
             services                         1,552,208             2,127,112
                                           ------------          ------------
          Gross margin                          903,529               617,943

Operating expenses                            2,684,647             3,167,872
                                           ------------          ------------
          Operating Loss                     (1,781,118)           (2,549,929)

Other (income) expense
   Interest and other (income) expense         (130,652)               (9,863)
   Interest expense                              24,750                95,888
                                           ------------          ------------
          Total other (income) expense         (105,902)               86,025
                                           ------------          ------------
          NET LOSS                           (1,675,216)           (2,635,954)

Dividend requirements on preferred stock        226,075                24,603
                                           ------------          ------------
Net loss attributable to common
   stockholders                            $ (1,901,291)         $ (2,660,557)
                                           ============          ============
Per share ammounts attributable
   to common stockholders

      Net loss - basic and diluted         $      (0.07)         $      (0.16)

Weighted average common shares
   outstanding                               26,828,209            16,221,812

The accompanying notes are an integral part of these statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
Three months ended September 30
                                                2000                  1999
                                           ------------          ------------
Cash flows from operating activities
   Net loss                                $ (1,675,216)         $ (2,635,954)
   Adjustments to reconcile net loss to
     cash provided by (used in)
     operating activities:
        Depreciation and amortization           387,230               773,807
        Sundry non-cash expenses                 19,877                    --
        Changes in assets and liabilities,
          net of effects from acquisitions
          and dispositions:
             Trade accounts receivable         (174,577)              (74,839)
             Inventories                       (130,422)               (4,366)
             Prepaid expense                     63,643              (648,096)
             Other current assets              (427,786)                   --
             Other assets                        44,939                    --
             Accounts payable and
               accrued liabilities               38,824              (134,030)
             Deferred revenue                  (108,502)                   --
                                           ------------          ------------
                Cash used in operating
                  activities                 (1,961,990)           (2,723,478)


Cash flows from investing activities
   Purchase of property and equipment           (31,409)             (313,956)
   Additions to software
     development costs                         (144,124)                   --
   Issuance of note receivable                       --               (14,694)
                                           ------------          ------------
                Cash used in investing
                  activities                   (175,533)             (328,650)

Cash flows from financing activities
   Proceeds from line of credit               1,288,551             2,177,224
   Principal payments on line of credit      (1,060,919)           (2,168,009)
   Principal payments on long-term debt          (7,425)              (86,163)
   Principal payments on capital
      lease obligations                         (30,251)              (26,843)
   Proceeds from exercise of stock warrants          --               650,000
   Net proceeds from equity transactions      2,000,000                    --
                                           ------------          ------------
                Cash provided by financing
                  activities                  2,189,956               546,209

Net increase (decrease) in cash and cash
   equivalents                                   52,433            (2,505,919)
Cash and cash equivalents, beginning          1,422,167             4,412,664
                                           ------------          ------------
Cash and cash equivalents, ending          $  1,474,600          $  1,906,745
                                           ============          ============
Supplemental information
   Cash paid for interest                  $     24,750          $     95,888

The accompanying notes are an integral part of these statements.

            UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000
                               (Unaudited)
BASIS OF PRESENTATION

     The interim consolidated financial statements and summarized notes included herein were prepared, without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in the Company's Annual Report on Form 10-K for the preceding fiscal year. These interim financial statements and notes hereto reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results, however, should not be construed as necessarily indicative of future earnings.

CREDIT AGREEMENT/NOTES PAYABLE

     The Company's subsidiary, Network America, Inc., has a $2.15 million credit facility with FINOVA Capital Corporation collateralized by accounts receivable and inventories. The outstanding balance under this agreement at September 30, 2000 totaled $549,074. This facility contains various financial covenants, including among other things, minimum net worth, maintenance of certain fixed charge ratios and maximum allowable indebtedness to net worth.

     Outstanding notes payable at the end of the period were $72,956.

FINANCING TRANSACTIONS

     During the fiscal quarter ended September 30, 2000 the Company received $2,000,000 and issued 735,295 shares of Common Stock.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. As the Company has incurred losses for the periods presented, there are no dilutive securities in the three-month periods ended September 30, 2000 or 1999. The effect of preferred stock dividends on the amount of losses allocated to common stockholders was $.01 and $.00 for the three months ended September 30, 2000 and 1999, respectively.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 2,049,752 and 740,250 for the three months ended September 30, 2000 and 1999, respectively. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 4,689,659 and 2,134,610 for the three months ended September 30, 2000 and 1999, respectively.

BUSINESS SEGMENT INFORMATION

     During 2000 and 1999, the Company was primarily engaged in the development of advanced digital set top boxes and related supporting technologies, computer systems integration, and computer telephony integration software. The following tables set forth certain information with respect to the three months ended September 30:


                                                 2000              1999
                                             -----------       -----------
Net Revenues:
   Product sales                             $ 1,461,474       $ 2,300,975
   Services                                      994,263           444,080
                                             -----------       -----------
                                             $ 2,455,737       $ 2,745,055
                                             ===========       ===========
Operating loss:
   Product sales                             $  (484,397)      $  (236,495)
   Services                                     (526,936)         (383,387)
   Corporate                                    (769,785)       (1,930,047)
                                             -----------       -----------
Total operating loss                          (1,781,118)       (2,549,929)
Less interest expense                            (24,750)          (95,888)
Interest and other income                        130,652             9,863
                                             -----------       -----------
Loss from continuing operations              $(1,675,216)      $(2,635,954)
                                             ===========       ===========
Identifiable assets:
   Computer products and services            $ 8,502,988       $ 3,763,943
   Corporate                                   4,492,424         9,268,048
                                             -----------       -----------
                                             $12,995,412       $13,031,991
                                             ===========       ===========
Depreciation and  amortization
     Computer products and services          $   303,341       $    53,115
     Corporate                                    83,889           720,691
                                             -----------       -----------
                                             $   387,230       $   773,806
                                             ===========       ===========
Capital Expenditures:
     Computer products and services          $    31,409       $   313,956
                                             ===========       ===========

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

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended September 30, 2000. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2000.

                          Results of Operations

     Revenues. Total revenues for the first fiscal quarter ended September 30, 2000 were $2,456,000, compared to $2,745,000 for the same quarter last year. The 11% decrease is primarily a result of reduced revenue for Network America, Inc., offset somewhat by revenues contributed through uniView Softgen Corporation, a new subsidiary established in November, 1999.

     Gross Profit. Gross profit for the first fiscal quarter was approximately $904,000, compared to $618,000 for the same quarter last year, a 46% increase. Gross margin, as a percentage of sales, in the first fiscal quarter this year was 37%, compared to 23% gross margin for the same quarter last year. These increases for the period can be largely attributed to higher margins achieved by uniView Softgen and by a reduced reliance on hardware and network sales.

     Operating Expenses. Total operating expenses for the first fiscal quarter were $2,685,000 compared to $3,168,000 for 1999. Significant components of operating expenses for the three months ended September 30, 2000 and 1999 consisted of the following:

                                               2000                  1999
                                           ----------            ----------
Compensation                               $1,389,400            $1,020,000
Facilities                                    129,300               174,300
Depreciation                                  157,500               351,800
Online service expense                        209,700               172,200
Amortization of software development costs,
     trademark and goodwill                   229,800               422,100
Legal expense and professional fees           120,300               170,200
Sales and Marketing Expenses                   78,700                70,500
Other                                         369,900               786,800
                                           ----------            ----------
Total                                      $2,684,600            $3,167,900

Other expenses include public company cost, telephone, travel, office, insurance and other general and administrative expenses. The overall $483,000 decrease is primarily attributable to reduced depreciation and amortization expenses, and certain 1999 one-time expenditures which were non-recurring.

                     Liquidity and Capital Resources

     Cash Flows From Operations. Cash used by operations for the fiscal quarters ended September 30, 2000 and 1999 were approximately $1,962,000 and $2,723,000, respectively. Major components of cash flows from operations for the current quarter included $387,000 for depreciation and amortization and an increase of over $427,000 in Other Current Assets.

     Cash Flows From Investing Activities. During the first quarter, we purchased $31,000 of property, plant, and equipment as compared to $314,000 during the same period last year. Additionally, we capitalized $144,000 of software development cost associated with set top box development compared to none in the same quarter last year.

     Cash Flows from Financing Activities. We generated net cash from financing activities of approximately $2,190,000 during the quarter ended September 30, 2000. The primary source of these funds was the proceeds from the sale of 735, 295 shares of common stock. During the same quarter last year, we generated $546,000 from financing activities.

                              Other Matters

Cash Flow

     During the fiscal quarter ended September 30, 2000, we did not achieve a positive cash flow from operations. Accordingly, we continue to rely on cash on hand, as well as available borrowing arrangements and continued sale of our common stock and preferred stock to fund operations until a positive cash flow from operations can be achieved. We expect to achieve a positive cash flow in the coming fiscal year; however, if we are unable to achieve a positive cash flow from operations, additional financing or placements will be required. We continually evaluate opportunities with various investors to raise additional capital, without which, our growth and profitability could be restricted. Although we believe that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to us or that they will be available upon favorable terms.

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

     We are exposed to interest rate risk primarily through our borrowing activities, which are described in the "Long-Term Debt" Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year ended June 30, 2000, which are incorporated herein by reference.

                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In June 1998, we acquired 100 percent ownership of Video Management, Inc. ("VMI"), which owns 100 percent of Network America, Inc. ("NWA"). VMI had previously acquired NWA from DataTell Solutions, Inc. ("DataTell") as a result of an agreement to accept collateral in satisfaction of a debt owing by DataTell to VMI. The stock of NWA had been pledged to VMI by DataTell as collateral in a series of note agreements with VMI. In May 1998 an involuntary petition in bankruptcy was filed against DataTell under the United States Bankruptcy Code.

     On October 6, 2000 the Trustee in the DataTell bankruptcy filed an adversary proceeding against the Company and VMI alleging a preferential or a fraudulent transfer under the bankruptcy code relating to the foregoing transactions, alleging damages of approximately $1.7 million. We intend to vigorously defend this action and believe that we will prevail on our defenses. However, as with any action of this type, the timing and degree of any effect upon the Company are uncertain. If the Trustee prevails in the action, it could have a material adverse effect upon the Company. The action is currently pending in the United States Bankruptcy Court, Northern District of Texas, Dallas/Fort Worth/Wichita Falls Divisions under Case No. 398-34353-RCM-7 (Chapter 7), Adversary No. 00-3512, styled In Re: DataTell Solutions, Inc., Debtor; Jeffrey Mims, Chapter 7 Trustee of the Estate of Datatell Solutions, Inc., Plaintiff, vs. uniView Technologies Corporation, Video Management, Inc., Alscomm, Inc. and Albert B. Greco, Jr., Defendants.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2000 Annual Shareholders' Meeting on November 2, 2000. Of our 27,191,816 common shares issued and outstanding as of September 20, 2000, the Record Date, 19,401,246 were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting.

     The following proposals were approved by the required number of shares represented at the meeting:

     1.   Election of Directors:
               Patrick A. Custer   (FOR  18,597,894; WITHHELD  803,352.)
               Edward M. Warren    (FOR  19,285,394; WITHHELD  115,852.)
               Bernard S. Appel    (FOR  19,285,413; WITHHELD  115,833.)
               Billy J. Robinson   (FOR  18,599,494; WITHHELD  801,752.)
               George C. Platt     (FOR  19,278,803; WITHHELD  122,443.)

     2. Ratification of the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending June 30, 2001.

     FOR: 19,295,564          AGAINST: 73,184          ABSTAIN: 30,256

     3. Ratification of stock options granted to employees and directors.

     FOR: 5,098,534      AGAINST: 584,755         ABSTAIN: 51,515

ITEM 5.   OTHER INFORMATION

     The original term of Network America's credit facility with FINOVA Capital Corporation expired on October 30, 2000. We are in negotiations with another lender to secure a new facility and FINOVA has agreed to an extension of their agreement pending replacement. We expect to secure a new credit facility in the near future and we believe that replacement of this credit facility will have little impact upon Network America's ongoing business.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          Reference is made to the Exhibit Index beginning on page 12 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

     (b)  Reports on Form 8-K:
          During the three months ended September 30, 2000 the Company filed no Current Reports on Form 8-K.

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

                              By:  /s/    David M. Thomas
                                   David M. Thomas
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Duly Authorized
                                    Officer)

Date:     November 14, 2000

                    UNIVIEW TECHNOLOGIES CORPORATION
                           and Subsidiaries

                            EXHIBIT INDEX
                                                                 Sequential
Exhibit Number          Description of Exhibits                  Page Number

3(i)      Articles of Incorporation of the Company, as amended
          (filed as Exhibit "4.1" to the Company's Registration
          Statement on Form S-3 filed with the Commission on
          May 13,1998 and incorporated herein by reference.)         N/A

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

4.6       Series 1999-D1 Preferred Stock terms and conditions (filed as Exhibit "4.6" to the Company's Registration Statement
          on Form S-3 filed with the Commission on June 28, 1999
          and incorporated herein by reference.)                     N/A

4.7       Form of warrant issued in connection with private
          placement to Bonanza Partners, Ltd. (filed as Exhibit
          "4.11" to the Company's Quarterly Report on Form 10-Q for
          the fiscal quarter ended December 31, 1999 and
          incorporated herein by reference.)                         N/A

4.8 Form of warrant issued in connection with acquisition of certain assets of Softgen International, Inc. (filed as
          Exhibit "4.12" to the Company's Quarterly Report on Form
          10-Q for the fiscal quarter ended December 31, 1999 and
          incorporated herein by reference.)                         N/A

4.9       Form of warrant issued in connection with private
          placement to LBI Group, Inc. (filed as Exhibit "4.14"
          to the Company's Quarterly Report on Form 10-Q for the
          fiscal quarter ended March 31, 2000 and incorporated
          herein by reference.)                                      N/A

4.10      Form of warrant issued in connection with private
          placement to Founders Partners VI, LLC (filed as Exhibit
          "4.5" to the Company's Registration Statement on Form
          S-3 filed with the Commission on October 10,2000 and
          incorporated herein by reference.)                         N/A

27*       Financial Data Schedule (for EDGAR filing purposes only.)  15
_______________
*  Filed herewith.