Form 10-Q
period 2000-12-31
UNIVIEW TECHNOLOGIES CORP
filed 2001-02-13
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2000

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                   Commission File Number 2-93668-FW

                   UNIVIEW TECHNOLOGIES CORPORATION
        (Exact name of Registrant as specified in its charter)

                Texas                                 75-1975147
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

   17300 North Dallas Parkway, Suite 2050               75248
               Dallas, Texas                         (Zip Code)
  (Address of principal executive offices)

                              (972) 233-0900
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     At January 31, 2001, there were 27,191,816 shares of Registrant's common stock outstanding.

                         GENERAL INDEX
                                                                    Page
                                                                   Number
                             PART I.
                      FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS                           3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                         8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK                                                       11

                             PART II.
                        OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                  11

ITEM 5.   OTHER INFORMATION                                          11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           12

SIGNATURES                                                           12

EXHIBIT INDEX                                                        13

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets

                                                 December 31    June 30
                                                 2000           2000
ASSETS                                           -----------    -----------
------                                           (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                     $   815,400    $ 1,422,167
   Trade accounts receivable, net                  1,635,515      1,126,462
   Inventories                                       257,711        261,601
   Prepaid expenses                                  760,494        883,268
   Other current assets                               88,098        372,086
                                                 -----------    -----------
            Total current assets                   3,557,218      4,065,584

PROPERTY AND EQUIPMENT,
   net of accumulated depreciation                   897,023      1,057,541

OTHER ASSETS
   Purchased software,
       net of accumulated amortization             1,961,520      2,203,811
   Product and software development costs,
       net of accumulated amortization               607,852        546,328
   Trademark, net of accumulated amortization      3,210,279      3,332,398
   Goodwill, net of accumulated amortization       1,157,687      1,208,414
   Other                                             197,731        109,128
                                                 -----------    -----------
            Total other assets                     7,135,069      7,400,079
                                                 -----------    -----------
            Total assets                         $11,589,310    $12,523,204
                                                 ===========    ===========

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Balance Sheets

                                                    December 31    June 30
                                                    2000           2000
LIABILITIES AND STOCKHOLDERS' EQUITY                -----------    -----------
------------------------------------                (Unaudited)
CURRENT LIABILITIES
   Trade accounts payable                           $   438,668    $   505,468
   Accrued and other current liabilities              1,349,974      1,188,082
   Line of credit                                             -        321,442
   Current maturities of long-term debt                  18,547         51,958
   Current maturities of obligations under
       capital leases                                    83,071         93,000
   Deferred revenue                                     611,740        964,030
                                                    -----------    -----------
            Total current liabilities                 2,502,000      3,123,980

LONG TERM DEBT, less current maturities                 929,263              -

OBLIGATIONS UNDER CAPITAL LEASES,
    less current maturities                              70,113        128,925
                                                    -----------    -----------
            Total liabilities                         3,501,376      3,252,905

STOCKHOLDERS' EQUITY
   Preferred stock, cumulative, $1.00 par value;
      1,000,000 shares authorized:
          Series A, 30,000 and 30,000 shares issued
             and outstanding at December 31, 2000
             and June 30, 2000 (liquidation preference
             of $30,000 and $30,000)                     30,000         30,000
          Series H, 2 and 2 shares issued and
             outstanding at December 31, 2000 and
             June 30, 2000 (liquidation preference of
             $50,000 and $50,000)                             2              2
          Series 1999-D1, 720 and 720 shares issued
             and outstanding at December 31, 2000
             and June 30, 2000 (liquidation preference of
             $18,000,000 and $18,000,000)                   720            720
   Common stock, $.10 par value; 80,000,000 shares
      authorized; 27,191,816 and 26,456,521 shares
      issued and outstanding at December 31, 2000,
      and June 30, 2000                               2,719,182      2,645,652
   Additional paid in capital                        61,998,137     59,944,947
   Accumulated deficit                              (56,660,107)   (53,351,022)
                                                    -----------    -----------
            Total stockholders' equity                8,087,934      9,270,299
                                                    -----------    -----------
            Total liabilities and stockholders'
               equity                               $11,589,310    $12,523,204
                                                    ===========    ===========
The accompanying notes are an integral part of these statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                         Three Months Ended          Six Months Ended
                         -------------------------   -------------------------
                         December 31   December 31   December 31   December 31
                         2000          1999          2000          1999
                         -----------   -----------   -----------   -----------
Revenues
   Product sales         $ 2,064,054   $ 1,914,883   $ 3,525,528   $ 4,215,858
   Services                  856,918       281,310     1,851,181       725,390
   Royalties                 187,500             -       312,500             -
                         -----------   -----------   -----------   -----------
        Total revenues     3,108,472     2,196,193     5,689,209     4,941,248
                         -----------   -----------   -----------   -----------
Cost of products and services
      Cost of product
         sales             1,278,965     1,451,896     2,144,177     3,359,223
      Cost of services       550,535       116,990     1,237,531       336,775
                         -----------   -----------   -----------   -----------
         Total cost of
           products and
           services        1,829,500     1,568,886     3,381,708     3,695,998
                         -----------   -----------   -----------   -----------
         Gross margin      1,278,972       627,307     2,307,501     1,245,250

Operating expenses         2,889,914     3,441,437     5,574,561     6,609,309
                         -----------   -----------   -----------   -----------
         Operating loss   (1,610,942)   (2,814,130)   (3,267,060)   (5,364,059)

Other (income) expense
   Interest and other
      (income) expense       (10,930)       (5,642)      (16,582)      (15,505)
   Interest expense           31,358        85,527        56,108       181,415
                         -----------   -----------   -----------   -----------
         Total other
           (income) expense   20,428        79,885        39,526       165,910
                         -----------   -----------   -----------   -----------
         NET LOSS         (1,631,370)   (2,894,015)   (3,306,586)   (5,529,969)

Dividend requirements
   on preferred stock        226,075       226,981       452,150       449,650
                         -----------   -----------   -----------   -----------
Net loss attributable to
   common stockholders   $(1,857,445)  $(3,120,996)  $(3,758,736)  $(5,979,619)
                         ===========   ===========   ===========   ===========

Per share amounts allocable to common stockholders

   Net loss -
      basic and diluted  $     (0.07)  $     (0.16)  $     (0.14)  $     (0.33)

Weighted average common
   shares outstanding     27,191,816    19,605,486    27,011,006    17,913,649

The accompanying notes are an integral part of these statements.

UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
                                                     Six Months Ended
                                                     -------------------------
                                                     December 31   December 31
                                                     2000          1999
                                                     -----------   -----------
Cash flows from operating activities
  Net loss                                           $(3,306,586)  $(5,529,969)
  Adjustments to reconcile net loss to cash
    used in operating activities:
       Depreciation and amortization                     814,523     1,704,430
       Sundry non-cash expenses                           26,879             -
       Stock compensation expense                              -       724,500
       Changes in assets and liabilities, net of
          effects from acquisitions and dispositions:
             Trade accounts receivable                  (518,312)      199,188
             Inventories                                  (3,610)     (167,896)
             Prepaid expense                             122,774      (497,951)
             Other current assets                        283,988             -
             Other assets                                (88,603)     (172,382)
             Accounts payable and accrued liabilities     92,869       280,915
             Deferred revenue                           (352,290)            -
                                                     -----------   -----------
                 Cash used in operating activities    (2,928,368)   (3,459,165)

Cash flows from investing activities
       Acquisition of business, net of cash acquired           -      (208,319)
       Purchase of property and equipment               (132,411)     (277,181)
       Additions to product and software development
          costs                                         (150,957)            -
       Issuance of note receivable                             -       (13,621)
                                                     -----------   -----------
                 Cash used in investing activities      (283,368)     (499,121)

Cash flows from financing activities
       Cash paid for cost of capital                           -      (165,000)
       Proceeds from long term debt                    1,000,000             -
       Proceeds from line of credit                    1,746,003     3,555,885
       Principal payments on line of credit           (2,067,445)   (3,857,598)
       Principal payments on long-term debt              (15,970)     (180,080)
       Principal payments on capital lease obligations   (55,119)      (42,479)
       Dividends paid                                     (2,500)       (1,875)
       Redemption of Series A preferred stock                  -      (118,099)
       Net proceeds from equity transactions           2,000,000     1,194,753
                                                     -----------   -----------
                 Cash provided by financing activities 2,604,969       385,507

Net decrease in cash and cash equivalents               (606,767)   (3,572,779)

Cash and cash equivalents, beginning                   1,422,167     4,412,664
                                                     -----------   -----------
Cash and cash equivalents, ending                    $   815,400   $   839,885
                                                     ===========   ===========
Supplemental information
       Cash paid for interest                        $    56,107   $   181,415

The accompanying notes are an integral part of these statements.

             UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000
                                (Unaudited)

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

CREDIT AGREEMENT/NOTES PAYABLE

     The Company's credit facility with FINOVA Capital Corporation expired during the fiscal quarter ended December 31, 2000 and the Company is in negotiations with another lender to replace the credit facility.

     The Company entered into a note payable with Sagemark Capital, L.P. for $1.0 million at an annual interest rate of 14% maturing December 6, 2005. Interest is payable monthly in cash unless Sagemark gives notice that it desires to be paid in shares of the common stock of the Company based on a stock price of $0.84 per share. The loan is collateralized by a security interest in the Curtis Mathes trademark. In conjunction with the loan, Sagemark was granted warrants of the Company to purchase up to 300,000 shares of stock at $0.84 per share. The warrants were valued at $116,600 and recorded as a discount of the note to be amorized over the term of the loan. The warrants expire on December 6, 2005.

FINANCING TRANSACTIONS

     Through the six months ended December 31, 2000 the Company received $2,000,000 and issued 735,295 shares of Common Stock. The Company paid loan origination and commitment fees totaling $50,000, paid a finder's fee of $47,500 to financial intermediaries, and issued warrants to purchase 300,000 shares of Common Stock in connection with the loan of $1,000,000 to the Company.

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. As the Company has incurred losses for the periods presented, there are no dilutive securities in the three and six-month periods ended December 31, 2000 or 1999.

The effect of preferred stock dividends on the amount of losses allocated to common stockholders was $226,075 and $226,981 for the three months and $452,150 and $449,650 for the six months ended December 31, 2000 and 1999, respectively.

     Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 2,121,709 and 1,618,674 for the three months and 2,085,217 and 1,851,104 for the six months ended
December 31, 2000 and 1999, respectively. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 4,810,661 and 2,133,058 for the three months and 3,958,066 and 1,555,660 for the six months ended December 31, 2000 and 1999, respectively.

BUSINESS SEGMENT INFORMATION

During 2000 and 1999, the Company was primarily engaged in the development of advanced digital set top boxes and related supporting technologies, computer systems integration, and computer telephony integration software. The following tables set forth certain information with respect to the three and six months ended December 31:

                         Three Months Ended          Six Months Ended
                         -------------------------   -------------------------
                         December 31   December 31   December 31   December 31
                         2000          1999          2000          1999
                         -----------   -----------   -----------   -----------
Net Revenues:
     Product sales       $ 2,064,054   $ 1,914,883   $ 3,525,528   $ 4,215,858
     Services                856,918       281,310     1,851,181       725,390
     Royalties               187,500             -       312,500             -
                         -----------   -----------   -----------   -----------
                         $ 3,108,472   $ 2,196,193   $ 5,689,209   $ 4,941,248
                         ===========   ===========   ===========   ===========
Operating loss:
     Product sales       $  (562,122)  $  (892,129)  $(1,046,519)  $(1,128,624)
     Services               (477,218)      (68,387)   (1,004,154)     (451,774)
     Corporate              (571,602)   (1,853,614)   (1,216,387)   (3,783,661)
                         -----------   -----------   -----------   -----------
Total operating loss      (1,610,942)   (2,814,130)   (3,267,060)   (5,364,059)
Less interest expense        (31,358)      (85,527)      (56,108)     (181,415)
Interest and other income     10,930         5,642        16,582        15,505
                         -----------   -----------   -----------   -----------
Net loss from continuing
   operations            $(1,631,370)  $(2,894,015)  $(3,306,586)  $(5,529,969)
                         ===========   ===========   ===========   ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                       Forward Looking Statements

     This report may contain "Forward Looking Statements," which are our expectations, plans, and projections which may or may not materialize, and which are subject to various risks and uncertainties, including statements concerning expected expenses, and the adequacy of our sources of cash to finance our current and future operations. When used in this report, the words "plans," "believes," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Factors which could cause actual results to materially differ from our expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; and the risks described from time to time in the our SEC filings. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or changes in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

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

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended December 31, 2000. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2000.

                          Results of Operations

     Revenues. Total revenues for the second fiscal quarter ended
December 31, 2000 were $3.1 million, with revenues of $2.2 million for the same quarter last year, an increase of 41%. Total revenues increased
15% for the six months ended December 31, 2000 to $5.7 million, compared to $4.9 million for the same period last year. The substantial increases were primarily attributed to revenues generated by uniView
Softgen Corporation, a new subsidiary established in November 1999. Additionally, the Company recognized $187,500 and $312,500 in royalty revenue for the three and six month periods ended December 31, 2000, respectively, compared to none for the same periods in 1999. The Company made a reclassification of $125,000 to Royalty Revenue for royalty previously recognized as Other Income in the first fiscal quarter ended September
30, 2000. The reclassification was made to reflect a change of accounting policy regarding the classification of royalties earned from licensing the Curtis Mathes trademark.Most of the revenues for the reporting period can be attributed to network system design and integration services provided through our subsidiary, Network America.

     Gross Profit. Gross Profit for the second fiscal quarter was $1.3 million, compared to $627,000 for the same quarter last year. Gross Profit for the six months ended December 31, 2000 was $2.3 million, compared to $1.2 million for the same period last year.

     Operating Expenses. Total operating expenses for the second fiscal quarter were $2.9 million, compared to $3.4 million for the same quarter last year. Total operating expenses for the six months ended December 31, 2000 were $5.6 million, compared to $6.6 million for the same period
last year.   Significant components of operating expenses for the six
months ended December 31, 2000 and 1999 consisted of the following:

                                              Six months ended
                                              ----------------
                                   December 31, 2000   December 31, 1999
                                   -----------------   -----------------
Compensation                         $  2,580,000        $  2,000,000
Facilities                                280,000             348,000
Depreciation                              282,000             769,000
Online service expense                    442,000             372,000
Amortization of product and
   software development costs, purchased
   software, trademark, and goodwill      532,000             936,000
Legal expense                             158,000             214,000
Stock option expense                       10,000             725,000
Other                                   1,291,000           1,245,000
                                     ------------        ------------
Total                                $  5,575,000        $  6,609,000

Other expenses include public company cost, telephone, travel, office, insurance, sales and marketing, and other general and administrative expenses. The overall decrease of approximately $1.0 million is primarily attributable to reduced depreciation and amortization expenses, stock option expense, certain 1999 one-time non-recurring expenditures, offset by expenses attributable to uniView Softgen Corporation, a new subsidiary which commenced operations in November 1999. Stock option expense relates to options granted to employees at prices less than the full market price.

                     Liquidity and Capital Resources

     Cash Flows From Operations.   Cash used in operations for the six
months ended December 31, 2000 and 1999 were $2.9 million and $3.5 million, respectively. The major components of cash flows from operations for the current period were comprised of a $3.3 million loss from operations, which included depreciation and amortization amounting to $815,000.

     Cash Flows From Investing Activities.   During the six months ended
December 31, 2000, we purchased $132,000 of property, plant, and equipment as compared to $277,000 during the same period last year. Additionally, we capitalized $151,000 of product and software development cost during the six months ended December 31, 2000.

     Cash Flows from Financing Activities.   During the six months ended
December 31, 2000 we generated net cash of $2.6 million from financing activities, compared to $385,000 during the same period last year. The primary sources of these funds were proceeds from the sale of 735, 295 shares of common stock and borrowings of $1.0 million.

                              Other Matters

Cash Flow

     During the six months ended December 31, 2000, we did not achieve a positive cash flow from operations. Accordingly, we continue to rely on cash on hand, as well as available borrowing arrangements and continued sale of our common stock and preferred stock to fund operations until a positive cash flow from operations can be achieved. If we are unable to achieve a positive cash flow from operations in the foreseeable future, additional financing or placements will be required. We continually evaluate opportunities with various investors to raise additional capital, without which, our growth and profitability could be restricted. Although we believe that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to us or that they will be available upon favorable terms.

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

                       PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Sales of equity securities during the reporting period that were not registered under the Securities Act of 1933 consisted of the following:

  On December 8, 2000 we issued warrants to purchase 300,000 shares of our Common Stock to accredited investors in connection with a loan to the Company. The warrants are exercisable for five years at an exercise price of $0.84 per share. The Warrants were valued at $116,600 and recorded as a discount of the note to be amortized over the term of the loan. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, and (c) the investor or its purchaser representative were advised of the limitations on resale of the Common Stock.

ITEM 5.   OTHER INFORMATION

     Network America's credit facility with FINOVA Capital Corporation has expired and we are in negotiations with another lender to secure a new credit facility to aid the ongoing business needs of Network America.

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

Date:     February 13, 2001

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

4.9       Form of warrant issued in connection with private placement to LBI Group, Inc. (filed as Exhibit "4.14" to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
          March 31, 2000 and incorporated herein by reference.         N/A

4.10      Form of warrant issued in connection with private placement to Founders Partners VI, LLC (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission on October 10, 2000 and incorporated herein by
          reference.                                                   N/A

4.11*     Form of warrant issued to Sagemark Capital, L.P.
          in connection with a loan to the Company.                    15
__________________
*  Filed herewith.