Form 10-K/A
period 2000-06-30
UNIVIEW TECHNOLOGIES CORP
filed 2001-04-06
CIK 755229

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

                             Amendment No. 1

     This Amendment No. 1 to Form 10-K (this "Form 10-K/A") amends and supplements the annual report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000 (the "Form 10-K"), of uniView Technologies Corporation. Capitalized terms used in this Form 10-K/A have the meanings ascribed to such terms in the Form 10-K unless otherwise defined herrein.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNIVIEW TECHNOLOGIES CORPORATION

                              By:  /s/    PATRICK A. CUSTER
                                           Patrick A. Custer
                                       Chief Executive Officer

April 6, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Principal Executive Officer

/s/ PATRICK  A.  CUSTER    Chairman  of  the  Board,         April 6, 2001
     Patrick A. Custer     Chief Executive Officer
                           and Director

    Principal Financial and Accounting Officer

/s/ DAVID M. THOMAS        Vice President, Finance and       April 6, 2001
     David M. Thomas       Chief Financial Officer

    Additional Directors

/s/ BILLY J. ROBINSON      Vice President, Secretary,        April 6, 2001
     Billy J. Robinson     General Counsel and Director

/s/ EDWARD M. WARREN       Director                          April 6, 2001
     Edward M. Warren

/s/ BERNARD S. APPEL       Director                          April 6, 2001
     Bernard S. Appel

/s/ GEORGE C. PLATT        Director                          April 6, 2001
     George C. Platt

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

4.19      Form of warrant issued in connection with private placement to LBI Group, Inc. (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission
          on May 19, 2000 and incorporated herein by reference.)         N/A

4.20      Form of Securities Purchase Agreement for private placement to Founders Partners VI, LLC (filed as Exhibit "4.20" to the Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 2000 and incorporated herein by reference.)     N/A

4.21      Form of Securities Purchase Agreement for private placement to First Ecom.com, Inc. (filed as Exhibit "4.21" to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 2000 and incorporated herein by reference.)     N/A

10.1      Loan and Security Agreement between Network America, Inc.
          and FINOVA Capital Corporation dated October 30, 1998 (filed as Exhibit "10.1" to the Company's Quarterly Report on Form
          10-Q for the quarter ended December 31, 1998 and incorporated
          herein by reference.)                                          N/A

10.2      Lease Agreement between the Company and CMD Realty Investment
          Fund II, L.P., dated October 18, 1999 pertaining to the
          property utilized as the corporate headquarters (filed as
          Exhibit "10.2" to the Company's Annual Report on Form 10-K
          for the fiscal year ended June 30, 2000 and incorporated
          herein by reference.)                                          N/A

10.2.1    First Addendum to Lease Agreement between the Company and
          CMD Realty Investment Fund II, L.P., dated November 10,
          1999 pertaining to the property utilized as the corporate headquarters (filed as Exhibit "10.2.1" to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 2000 and incorporated herein by reference.)     N/A

10.2.2    Second Addendum to Lease Agreement between the Company and
          CMD Realty Investment Fund II, L.P., dated January 10, 2000 pertaining to the property utilized as the corporate headquarters (filed as Exhibit "10.2.2" to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 2000 and incorporated herein by reference.)     N/A

10.3  **  Employment Contract with Mr. Custer dated as of July 1,
          2000 (filed as Exhibit "10.3" to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 2000 and incorporated herein by reference.)     N/A


10.4  **  Employment Contract with Mr. Robinson dated as of July 1,
          2000 (filed as Exhibit "10.4" to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 2000 and incorporated herein by reference.)     N/A

10.5  **  Employment Contract with Mr. O'Mara dated as of July 1,
          2000 (filed as Exhibit "10.5" to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 2000 and incorporated herein by reference.)     N/A

10.6  **  Employment Contract with Mr. Burrows dated as of January 1,
          2000 (filed as Exhibit "10.6" to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 2000 and incorporated herein by reference.)     N/A

10.7      Database Service Agreement between TVData Technologies,
          L.P. and the Company dated August 1, 1999 (filed as Exhibit "10.17" to the Company's Annual Report on Form 10-K for the
          fiscal year ended June 30, 1999 and incorporated herein by
          reference.)                                                    N/A

10.8* ****Business Alliance Agreement between subsidiary uniView
          Technologies Products Group, Inc. and Zoned In, Inc. dated
          May 25, 2000.                                                  8

10.9  ****Trademark License Agreement between the Company and Avmark,
          Inc. relating to the Curtis Mathes trademark, dated July 1,
          2000 (filed as Exhibit "10.9" to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 2000 and incorporated herein by reference.)     N/A

10.10 ****Global Purchase Agreement with HSBC Holdings plc relating to installation of computer telephony integration software by uniView Softgen Corporation in HSBC call centers, dated
          October 26, 1999 (filed as Exhibit "10.10" to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 2000 and incorporated herein by reference.)     N/A

16 Letter from King Griffin & Adamson, P.C. regarding change in certifying accountant (filed as Exhibit "16" to our Current
          Report on Form 8-K dated December 1, 1998 and incorporated
          herein by reference.)                                          N/A

21 Subsidiaries of the Company (filed as Exhibit "21" to the Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 2000 and incorporated herein by reference.)     N/A

27        Financial Data Schedule (for EDGAR filing purposes only)
          (filed as Exhibit "27" to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended June 30, 2000 and incorporated herein by reference.)     N/A
_______________
*    Filed herewith.

** Management contract or compensation plan or arrangement required to be filed as a exhibit pursuant to Item 14 (c).

**** Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.