Form 10-Q
period 2001-03-31
UNIVIEW TECHNOLOGIES CORP
filed 2001-05-11
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

                                      OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________


                      Commission File Number 2-93668-FW


                       UNIVIEW TECHNOLOGIES CORPORATION
            ------------------------------------------------------
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


      At May 7, 2001, there were 27,191,816 shares of Registrant's common stock outstanding.



                           GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------

                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS..................................    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................    9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.................................................    11


                             PART II.
                         OTHER INFORMATION


 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS............    11

 ITEM 5.   OTHER INFORMATION....................................    12

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................    13

 SIGNATURES.....................................................    13

 EXHIBIT INDEX..................................................    14



                 PART I  -  FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                     March 31        June 30
                                                       2001           2000
                                                   -----------    -----------
                                                   (Unaudited)
             ASSETS
 CURRENT ASSETS
    Cash and cash equivalents                     $  1,321,908   $  1,422,167
    Trade accounts receivable, net                     649,509      1,126,462
    Inventories                                        218,638        261,601
    Prepaid expenses                                   444,575        883,268
    Other current assets                                73,304        372,086
                                                   -----------    -----------
        Total current assets                         2,707,934      4,065,584

 PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                            776,010      1,057,541

 OTHER ASSETS
    Purchased software, net of
      accumulated amortization                       1,899,468      2,203,811
    Product and software development
      costs, net of accumulated amortization           638,775        546,328
    Trademark, net of accumulated amortization       3,149,220      3,332,398
    Goodwill, net of accumulated amortization        1,132,324      1,208,414
    Other                                              189,622        109,128
                                                   -----------    -----------
        Total other assets                           7,009,409      7,400,079
                                                   -----------    -----------
        Total assets                              $ 10,493,353   $ 12,523,204
                                                   ===========    ===========


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                     March 31        June 30
                                                        2001           2000
                                                   -----------    -----------
                                                   (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Trade accounts payable                        $    616,025   $    505,468
    Accrued and other current liabilities            1,367,380      1,188,082
    Line of credit                                           -        321,442
    Current maturities of long-term debt                19,197         51,958
    Current maturities of obligations
      under capital leases                              76,632         93,000
    Deferred revenue                                   502,900        964,030
                                                   -----------    -----------
        Total current liabilities                    2,582,134      3,123,980

 LONG TERM DEBT, less current maturities             1,417,941              -

 OBLIGATIONS UNDER CAPITAL LEASES,
   less current maturities                              49,027        128,925
                                                   -----------    -----------
        Total liabilities                            4,049,102      3,252,905

 STOCKHOLDERS' EQUITY

    Preferred stock, cumulative, $1.00 par
      value; 1,000,000 shares authorized:
     Series A, 30,000 and 30,000 shares
       issued and outstanding at March 31,
       2001 and June 30, 2000 (liquidation
       preference of $30,000 and $30,000)               30,000         30,000
     Series H, 2 and 2 shares issued and
       outstanding at March 31, 2001 and
       June 30, 2000 (liquidation preference
       of $50,000 and $50,000)                               2              2
     Series 1999-D1, 720 and 720 shares
       issued and outstanding at March 31,
       2001 and June 30, 2000 (liquidation
       preference of $18,000,000 and $18,000,000)          720            720
    Common stock, $.10 par value; 80,000,000
      shares authorized; 27,191,816 and
      26,456,521 shares issued and outstanding
      at March 31, 2001, and June 30, 2000           2,719,182      2,645,652
    Additional paid in capital                      62,010,137     59,944,947
    Accumulated deficit                            (58,315,790)   (53,351,022)
                                                   -----------    -----------
       Total stockholders' equity                    6,444,251      9,270,299
                                                   -----------    -----------
       Total liabilities and stockholders' equity $ 10,493,353   $ 12,523,204



       The accompanying notes are an integral part of these statements.



 UNIVIEW TECHNOLOGIES CORPORATION  and Subsidiaries
 Consolidated Statements of Operations (Unaudited)

                                        Three Months Ended           Nine Months Ended
                                      March 31      March 31      March 31       March 31
                                        2001          2000          2001           2000
                                    ----------    ----------     ----------     ----------
 Revenues
    Product sales                  $   711,506   $ 1,454,573    $ 4,237,034    $ 5,670,431
    Services                           533,901       431,321      2,385,082      1,156,711
    Royalties                          639,247             -        951,747              -
                                    ----------    ----------     ----------     ----------
      Total revenues                 1,884,654     1,885,894      7,573,863      6,827,142
                                    ----------    ----------     ----------     ----------
 Cost of products and services
    Cost of product sales              452,511     1,153,541      2,596,688      4,512,764
    Cost of services                   329,691       179,456      1,567,222        516,231
                                    ----------    ----------     ----------     ----------
      Total cost of products
        and services                   782,202     1,332,997      4,163,910      5,028,995
                                    ----------    ----------     ----------     ----------
      Gross margin                   1,102,452       552,897      3,409,953      1,798,147

 Operating expenses                  2,744,170     2,854,056      8,318,731      9,463,365
                                    ----------    ----------     ----------     ----------
      Operating loss                (1,641,718)   (2,301,159)    (4,908,778)    (7,665,218)

 Other (income) expense
    Interest income and other
      (income) expense                 (38,352)      (25,968)       (54,934)       (41,473)
    Interest expense                    52,316       120,927        108,424        302,342
                                    ----------    ----------     ----------     ----------
       Total other (income) expense     13,964        94,959         53,490        260,869
                                    ----------    ----------     ----------     ----------
       NET LOSS                     (1,655,682)   (2,396,118)    (4,962,268)    (7,926,087)

 Dividend requirements on
   preferred stock                     226,075       226,075        678,225        675,725
                                    ----------    ----------     ----------     ----------
 Net loss attributable to
   common stockholders             $(1,881,757)  $(2,622,193)   $(5,640,493)   $(8,601,812)
                                    ==========    ==========     ==========     ==========

 Per share amounts allocable
   to common stockholders
 Net loss - basic and diluted      $     (0.07)  $     (0.12)   $     (0.21)   $     (0.45)

 Weighted average common
   shares outstanding               27,191,816    21,208,294     27,070,614     19,003,877


            The accompanying notes are an integral part of these statements.


  UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
  Consolidated Statements of Cash Flows (Unaudited)
  Nine Months Ended March 31,


                                                       2001            2000
                                                   -----------     -----------
  Cash flows from operating activities
    Net loss                                      $ (4,962,268)   $ (7,926,087)
    Adjustments to reconcile net loss to
      cash used in operating activities:
         Depreciation and amortization               1,153,597       2,391,582
         Provision for bad debt                         28,050          54,478
         Stock compensation expense                     10,120         603,750
         Gain from sale of assets                      (21,000)              -
         Other                                          35,640               -
         Changes in assets and liabilities,
           net of effects from acquisitions
           and dispositions:
               Trade accounts receivable               448,903         379,101
               Inventories                              13,148          87,744
               Prepaid expense                         438,693        (381,747)
               Other current assets                    298,782               -
               Other assets                            (80,494)       (331,540)
               Accounts payable and
                 accrued liabilities                   287,631         414,339
               Deferred revenue                       (461,130)              -
                                                   -----------     -----------
     Cash and cash equivalents used in
       operating activities                         (2,810,328)     (4,708,380)

  Cash flows from investing activities
         Acquisition of business, net
           of cash acquired                                  -        (208,319)
         Purchase of property and equipment           (170,293)       (433,507)
         Additions to product and software
           development costs                          (226,597)              -
         Proceeds from sale of assets                   21,000               -
                                                   -----------     -----------
     Cash and cash equivalents used in
       investing activities                           (375,890)       (641,826)

  Cash flows from financing activities
         Proceeds from long term debt                1,517,025               -
         Proceeds from line of credit                1,746,003       4,759,631
         Principal payments on line of credit       (2,067,445)     (4,889,536)
         Principal payments on long-term debt          (20,468)       (194,088)
         Principal payments on capital
           lease obligations                           (86,656)        (59,660)
         Dividends paid                                 (2,500)         (1,875)
         Redemption of Series A preferred stock              -        (118,099)
         Net proceeds from equity transactions       2,000,000       4,271,892
                                                   -----------     -----------
     Cash and cash equivalents provided
       by financing activities                       3,085,959       3,768,265

  Net decrease in cash and cash equivalents           (100,259)     (1,581,941)

  Cash and cash equivalents, beginning               1,422,167       4,412,664
                                                   -----------     -----------
  Cash and cash equivalents, ending               $  1,321,908    $  2,830,723
                                                   ===========     ===========
  Supplemental information
     Cash paid for interest                       $    108,425    $    302,342


        The accompanying notes are an integral part of these statements.

              UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
                                 (Unaudited)

 BASIS OF PRESENTATION

      The interim consolidated financial statements and summarized notes included herein were prepared, without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in the Company's Annual Report on Form 10-K for the preceding fiscal year. These interim financial statements and notes hereto reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results, however, should not be construed as necessarily indicative of future earnings.


 CREDIT AGREEMENT/NOTES PAYABLE

      On December 8, 2000 the Company entered into a note payable with Sagemark Capital, L.P. for $1.0 million. On March 16, 2001 the Company entered into another note payable with Sagemark Capital, L.P. for an additional $500,000, bringing the total current principal loan balance to $1.5 million, at an annual interest rate of 14% maturing December 7, 2005. The loan is collateralized by a security interest in the Curtis Mathes trademark. Interest is payable monthly in cash unless Sagemark gives notice that it desires to be paid in shares of the common stock of the Company based on $0.84 per share, which was the market price of the stock on the date of the original transaction. In conjunction with the original loan transaction in December 2000, Sagemark was granted warrants of the Company to purchase up to 300,000 shares of stock at $0.84 per share. These warrants were valued at $116,600 and are recorded as a discount of the note to be amortized over the term of the loan. These warrants expire on December 7, 2005. In conjunction with the subsequent loan transaction in March 2001, Sagemark was granted additional warrants of the Company to purchase up to 300,000 shares of stock at $4.00 per share; however, these warrants are subject to a contingency that upon satisfaction of the anti-dilution provisions of the Company's outstanding Series 1999 D-1 Preferred Stock, the exercise price will be adjusted to $0.78 per share, which was the market price of the stock on the date of the subsequent transaction. These warrants were valued at $12,000 and recorded as a discount of the note to be amortized over the term of the loan. These warrants expire on March 15, 2006.


 FINANCING TRANSACTIONS

      Through the nine months ended March 31, 2001 the Company received $2,000,000 and issued 735,295 shares of common stock. The Company paid loan origination and commitment fees totaling $75,000, paid a finder's fee of $47,500 to financial intermediaries, paid an attorney's fee of $5,000 and issued warrants to purchase 600,000 shares of common stock in connection with a loan totaling $1,500,000 to the Company


 LOSS PER SHARE

      Basic loss per share are based upon the weighted average number of shares of common stock outstanding. Diluted loss per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. As the Company has incurred losses for the periods presented, there are no dilutive securities in the three and nine-month periods ended March 31, 2001 or 2000. The effect of preferred stock dividends on the amount of losses allocated to common stockholders was $ 226,075 and $226,075 for the three months and $678,225 and $675,725 for the nine months ended March 31, 2001 and 2000, respectively.

      Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 1,809,893 and 2,381,919 for the three months and 1,837,467 and 2,250,384 for the nine months ended March 31, 2001 and 2000, respectively. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 2,273,860 and 4,731,625 for the three months and 1,793,319 and 4,212,154 for the nine months ended March 31, 2001 and 2000, respectively.


 BUSINESS SEGMENT INFORMATION

      During 2001 and 2000, the Company was primarily engaged in the development of advanced digital set top boxes and related supporting technologies, computer systems integration, and computer telephony integration software. The following tables set forth certain information with respect to the three and nine months ended March 31:


                                  Three Months Ended              Nine Months Ended
                               March 31        March 31        March 31        March 31
                                 2001            2000            2001            2000
                              -----------     -----------     -----------     -----------
 Net revenues:
      Product sales          $    711,506    $  1,454,573    $  4,237,034    $  5,670,431
      Services                    533,901         431,321       2,385,082       1,156,711
      Royalties                   639,247               -         951,747               -
                              -----------     -----------     -----------     -----------
                             $  1,884,654    $  1,885,894    $  7,573,863    $  6,827,142
                              ===========     ===========     ===========     ===========


 Operating loss:
      Product sales          $   (944,203)   $   (421,346)   $ (1,990,722)   $ (1,549,970)
      Services                   (637,940)       (491,047)     (1,642,094)       (942,821)
      Corporate                   (59,575)     (1,388,766)     (1,275,962)     (5,172,427)
                              -----------     -----------     -----------     -----------
 Total operating loss          (1,641,718)     (2,301,159)     (4,908,778)     (7,665,218)
 Less interest expense            (52,316)       (120,926)       (108,424)       (302,341)
 Interest income and other
   income                          38,352          25,967          54,934          41,472
                              -----------     -----------     -----------     -----------
 Net loss                    $ (1,655,682)   $ (2,396,118)   $ (4,962,268)   $ (7,926,087)
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

                                  Overview

      uniView Technologies Corporation and its subsidiaries (the "Company") offer competencies and expertise to create solutions for video on demand, enhanced digital media products, interactive broadband connectivity, computer telephony integration software, and overall broadband solutions. The company markets its products and services both domestically and internationally focusing on multi-level marketing, hospitality, utilities, banking, and telecommunication companies. More information about us can be found at our web site, www.uniView.com.

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended March 31, 2001. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2000.

                            Results of Operations

      Revenues. Total revenues for the third fiscal quarter ended March 31, 2001 were $1.9 million, with revenues of $1.9 million for the same quarter last year. Total revenues increased 11% for the nine months ended March 31, 2001 to $7.6 million, compared to $6.8 million for the same period last year. The increase in year to date revenues is primarily attributed to royalty revenues generated by licensing of the Curtis Mathes trademark amounting to approximately $0.6 and $1.0 million for the three and nine month periods ended March 31, 2001, respectively, compared to none for the same periods in 2000.

      Gross Profit. Gross Profit for the third fiscal quarter was $1.1 million, compared to $0.6 million for the same quarter last year. Gross Profit for the nine months ended March 31, 2001 was $3.4 million, compared to $1.8 million for the same period last year. The increases are predominantly a result of higher gross margins associated with uniView Softgen's software products and support services and royalty revenues earned with little associated cost.

      Operating Expenses. Total operating expenses for the third fiscal quarter were $2.74 million, compared to $2.85 million for the same quarter last year. Total operating expenses for the nine months ended March 31, 2001 were $8.3 million, compared to $9.5 million for the same period last year. Significant components of operating expenses for the nine months ended March 31, 2001 and 2000 consisted of the following:

                                                    Nine months ended
                                           ---------------------------------
                                           March 31, 2001     March 31, 2000
                                              ---------          ---------
 Compensation                                $3,893,000         $3,520,000
 Facilities                                     452,000            572,000
 Depreciation                                   407,000          1,039,000
 Online service expense (credit)                718,000            614,000
 Amortization of software development
   costs, trademark and goodwill                746,000          1,353,000
 Legal expense                                  173,000            222,000
 Stock option expense                            10,000            604,000
 Other                                        1,920,000          1,539,000
                                              ---------          ---------
 Total                                       $8,319,000         $9,463,000


      Other expenses include sales and marketing, public company cost, telephone, travel, office, insurance, and other general and administrative expenses. Stock option expense relates to options granted to employees at prices less than the full market price at date of grant.

      The overall decrease in 2001 compared to the same period in 2000 is primarily attributed to significantly lower depreciation and amortization expense.

                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used by operations for the nine months ended March 31, 2001 and 2000 were $2.8 million and $4.7 million, respectively. Major components of cash flows from operations for the nine month period were a loss from operations of $5.0 million offset by depreciation and amortization totaling $1.2 million.

      Cash Flows From Investing Activities. During the nine months ended March 31, 2001, we purchased $170,000 of property, plant, and equipment ("PP&E") as compared to $434,000 during the same period last year. Additionally, we capitalized $227,000 of product and software development cost during the nine months ended March 31, 2001.

      Cash Flows from Financing Activities. During the nine months ended March 31, 2001 we generated $3.1 million from financing activities, compared to $3.8 million during the same period last year. The primary sources of these funds were proceeds from equity transactions and long term borrowings.

                                Other Matters

 Cash Flow

      During the nine months ended March 31, 2001, we did not achieve a positive cash flow from operations. Accordingly, we continue to rely on cash on hand, as well as available borrowing arrangements and continued sale of common and preferred stock to fund operations until a positive cash flow from operations can be achieved. We expect cash flow to improve as we begin delivery of set top boxes under recently announced contracts during the latter part of this year. However, it may be necessary to pursue additional financing or placements until a positive cash flow can be achieved. We continually evaluate opportunities with various investors to raise additional capital, without which, our growth and profitability could be restricted. Although we believe that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to us or that they will be available upon favorable terms.


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

                         PART II - OTHER INFORMATION

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      Sales of equity securities during the reporting period that were not registered under the Securities Act of 1933 consisted of the following:

      On March 16, 2001 we issued warrants to purchase 300,000 shares of our common stock to accredited investors in connection with a loan to the Company. The warrants are exercisable for five years at an exercise price of $4.00 per share; however, the warrants are subject to a contingency that upon satisfaction of the anti-dilution provisions of the Company's outstanding Series 1999 D-1 Preferred Stock, the exercise price will be adjusted to $0.78 per share. The Warrants were valued at $12,000 and recorded as a discount of the note to be amortized over the term of the loan. The issuance was made pursuant to the exemption from registration provided by SEC Regulation D, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, and (c) the investor or its purchaser representative were advised of the limitations on resale of the common stock.


 ITEM 5.   OTHER INFORMATION

      Our common stock is currently listed on the Nasdaq SmallCap Market ("Nasdaq"). In order to continue to be listed on Nasdaq we must maintain, among other things, a minimum bid price of $1.00 per share. We received a Nasdaq Staff Determination on April 17, 2001 indicating that we fail to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule(s) 4310(c)(4) and 4310(c)(8)(B), and that our securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. On April 19, 2001, we requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. We will present evidence at the hearing that we believe justifies a temporary waiver of the bid price requirement and will present our plan for regaining compliance with the continued listing requirements. However, there can be no assurance that the Panel will grant our request for waiver and continued listing after the hearing. We have been advised by Nasdaq that pending completion of the appeal process, our stock will continue to be listed on the Nasdaq SmallCap Market. In the event the Panel determines to delist our Common stock, we will not be notified until the delisting has become effective. Our common stock would then be traded on the OTC bulletin board market.

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

                               By:  /s/    David M. Thomas
                               ------------------------------------------
                               David M. Thomas
                               Vice President and Chief Financial Officer
                               (Principal Financial and Duly Authorized
                               Officer)

 Date:     May 11, 2001



                      UNIVIEW TECHNOLOGIES CORPORATION
                              and Subsidiaries

                               EXHIBIT INDEX

 Exhibit                                                          Sequential
 Number                  Description of Exhibits                  Page Number
 ------                  -----------------------                  -----------
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

 4.11      Form of warrant issued to Sagemark Capital, L.P. in
           connection with a loan to the Company (filed as Exhibit
           "4.11" to the Company's Quarterly Report on Form 10-Q
           for the fiscal quarter ended December 31, 2000 and
           incorporated herein by reference.                           N/A
 __________________
 *  Filed herewith.