Form 10-K405
period 2001-06-30
UNIVIEW TECHNOLOGIES CORP
filed 2001-09-28
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2001

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

              Common Stock, par value $.80 per share
                         (Title of class)

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

      On September 10, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant (3,324,159 shares) was approximately $3,423,884 based upon the closing sale price of the Common Stock as reported by the Nasdaq Stock Market ($1.03).

      On September 10, 2001, there were 3,398,977 shares of Registrant's common stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE:  Exhibits shown on Exhibit Index.

                                GENERAL INDEX


                                                            Page Number

 ITEM l.   BUSINESS............................................  3

 ITEM 2.   PROPERTIES..........................................  6

 ITEM 3.   LEGAL PROCEEDINGS...................................  6

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  6

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.................................  7

 ITEM 6.   SELECTED FINANCIAL DATA.............................. 7

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................. 8

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................... 15

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           Index to Consolidated Financial Statements.......... 16

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................. 16

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. 16

 ITEM 11.  EXECUTIVE COMPENSATION.............................. 18

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................... 23

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 24

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K......................................... 24

 SIGNATURES.................................................... 26

 EXHIBIT INDEX................................................. 52

                       UNIVIEW TECHNOLOGIES CORPORATION

                                    PART I

 ITEM l.   BUSINESS

      (a)  General Development of Business

      uniView Technologies Corporation and its subsidiaries (the "Company") offer enhanced digital media solutions to customers worldwide. Our products deliver the highest quality video, audio and gaming features through broadband networks. In addition, we provide companies with enterprise customer service solutions through CIMphony[TM], a suite of computer telephony integration (CTI) software products and services. We market our products and services to hospitality, utility, banking and telecommunication companies.

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

      In 1995 we began development of our digital media technology, designed to enhance the capabilities of television. We introduced our first set top box in 1996.

      In 1998 we began offering engineering services in connection with our revolutionary set top box and, today, we use convergence devices and integration expertise to design custom broadband networks for clients in multi-level marketing, hospitality, medical facilities, utilities, banking, and telecommunications. Network America is also a full-service infrastructure provider of design and cabling services for high-speed voice/data networks in multiple environments. In addition to complete network system design and integration, we also engage in product research and development.

      In 1999 we added computer telephony integration (CTI) capabilities to our product offerings and we are now able to provide full-scale customized call center solutions. The transition from a consumer electronics company to a full-fledged technology company has been completed, as reflected by the Company's name, "uniView Technologies Corporation."

      (b)  Financial Information About Industry Segments

      Please refer to Note O of the Notes to Consolidated Financial Statements in this Form 10-K for information concerning Industry Segments.

      (c)  Narrative Description of Business

 Major Markets, Products and Services

      Our uniView digital media technology is available for licensing by customers wishing to manufacture and market a digital media device that provides a consumer with easy and affordable access to the Internet through the television medium. Our digital media units offer video on demand, high-speed Internet access, broadcast entertainment programming and virtually limitless information and content streams. Through our advanced digital media reference designs, our digital media devices allow our customers to save and store 6 to 8 hours of programming, rewind, and pause television shows that are in mid broadcast; provide electronic programming guides that let users select channels based on television show, actor, or theme and can also be used to collect demographic information; incorporates view/play of published media; and incorporates VOD (Video on Demand) Stream.

      Our CTI technologies offer the customer support services for our customer deployments as well as other customers in need of a full range of standard or highly customized products for customer contact centers. The Company's flagship CTI product, CIMphony[TM], is a client server, open architecture tool kit designed to support single site or multiple, geographically distributed network of sites ranging in size from less than 10 to more than 4,000 agents hosting inbound and outbound calls. CIMphony manages voice and data transactions from multiple sources while allowing for intelligent routing and queuing.

 Patents, Trademarks and Licenses

      We own or hold rights to all patents, trademarks and licenses that we consider to be necessary in the conduct of our business including, among others, the registered "uniView" trademark, which is due for renewal in July 2003; the registered "Curtis Mathes" name and logo, which was sold in September 2001; the registered "Electric Globe" logo which is due for renewal in September 2008; the registered "uniView Xpressway" trademark which is due for renewal in May 2009; and the registered uniView Xpressway "X" Design which is due for renewal in September 2008.

 Manufacturing

      We do not own manufacturing facilities, but rather contract all manufacturing to third parties, primarily located in Asia. Although large volume manufacturing is generally the responsibility of our customers, we do contract manufacturing on a direct basis for smaller quantities and for initial deployments. Our digital media technology is also available for licensing to others, who make their own arrangements for manufacturing.

 Environmental

      We believe that we are in compliance with all applicable environmental laws and do not anticipate that such compliance will have a material effect on our future capital expenditures, earnings or competitive position.

 Major Customers

      In 2001, one customer accounted for approximately 24.9% of consolidated revenues. Additionally at June 30, 2001, one customer accounted for 49.8% of trade accounts receivable. In fiscal year 2000, one customer accounted for approximately 11.2% of consolidated revenues. Additionally at fiscal 2000 year end, one customer accounted for 36.4% and another customer accounted for 19.3% of trade accounts receivable.

 Competition

      The  industry  in  which  we  operate  is  intensely  and  increasingly competitive and includes a large number of technology development and consulting companies and manufacturers of consumer electronics products. A number of companies have announced development of, or have introduced digital media convergence devices and technologies similar to ours. Such competitors include, among others: (i) suppliers of low-cost Internet access technologies, such as "network computer" devices promoted by Oracle and others, (ii) "set top" boxes developed by WebTV Networks, Scientific Atlanta and others, as well as (iii) video game devices that provide Internet access such as the Sega Saturn, the Sony Playstation and the Nintendo 64. In addition, manufacturers of television sets have announced plans to introduce Internet access and Web browsing capabilities into their products or through set top boxes, using technologies supplied by others. Personal computer manufacturers, such as Gateway 2000, have announced products that offer full-fledged television viewing, combined with Internet access. CTI competitors include companies that market products with functionalities similar to ours, such as Alcatel, Nortel, Lucent and others. Competition occurs principally in the areas of style, quality, functionality, service, design, product features and price.

 Research and Development

      We view our ability to offer new, improved, and innovative interactive broadband, digital media and CTI technologies as an important component in our plan for future growth. We intend to take advantage of licensing opportunities, as well as pursue internal and external development of new technology as may be necessary to meet customer demand and to achieve and maintain a competitive position in the marketplace.

 Employees

      As of June  30, 2001,  we employed  67 persons.   We  believe that  our
 employee relations are good.

 Warranty

      CMC's warranty obligations  for consumer electronics  products sold  by
 the subsidiary  in  the  past  have  all  expired.    We  have  no  material
 outstanding warranty obligations at the present time.

 ITEM 2.   PROPERTIES

      Location       Purpose/Use               Owned/Leased   Square Footage
      --------       -----------               ------------   --------------
      Dallas, TX     Corporate Headquarters        Leased         16,617
      Dallas, TX     Storage facility              Leased          5,120
      Tulsa, OK      Network America, Inc. office  Leased          7,500

      At June  30,  2001 we  operated  from  the foregoing  locations.    Our
 locations are deemed to be suitable for all of our operations and are reasonably well utilized.


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

      On October 6, 2000 the Trustee in the DataTell bankruptcy filed an adversary proceeding against the Company and VMI alleging a preferential or a fraudulent transfer under the bankruptcy code relating to the foregoing transactions, alleging damages of approximately $1.7 million. We have entered into a settlement of all matters in controversy relating to our involvement in the action for a payment of $50,000 to the Trustee. The settlement must be approved by the Court and is currently on the Court's schedule for review. The action is currently pending and, after Court approval of the settlement, will remain pending against other parties in the United States Bankruptcy Court, Northern District of Texas, Dallas/Fort Worth/Wichita Falls Divisions under Case No. 398-34353-RCM-7 (Chapter 7), Adversary No. 00-3512, styled In Re: DataTell Solutions, Inc., Debtor; Jeffrey Mims, Chapter 7 Trustee of the Estate of DataTell Solutions, Inc., Plaintiff, vs. uniView Technologies Corporation, Video Management, Inc., Alscomm, Inc. and Albert B. Greco, Jr., Defendants.

      We are routinely a party to ordinary litigation incidental to our business, as well as to other litigation of a nonmaterial nature, the outcome of which we do not expect, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations in excess of the amount accrued for such purposes at June 30, 2001.


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

                                   PART II

 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER  MATTERS

 Market Information

      Our Common Stock, $.80 par value (the "Common Stock") trades on the Nasdaq SmallCap MarketSM under the symbol "UVEW." "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. The quarterly high and low trade price information for our Common Stock for each quarter in the last two fiscal years are presented below.

      Quarter Ending Date              High Trade          Low Trade
      -------------------              ----------          ---------
      Fiscal 2001
      -----------
      June 30, 2001                      $ 7.92              $ 2.88
      March 31, 2001                     $11.04              $ 4.00
      December 31, 2000                  $19.52              $ 3.52
      September 30, 2000                 $30.00              $12.00

      Fiscal 2000
      -----------
      June 30, 2000                      $40.00              $13.04
      March 31, 2000                     $54.48              $27.76
      December 31, 1999                  $62.00              $10.48
      September 30, 1999                 $22.00              $ 9.52


      As of  September  10,  2001  there  were  approximately  11,500  record
 shareholders and individual participants in security position listings.   As
 of the same date there were 3,398,977 common shares outstanding.

 Recent Sales of Unregistered Securities

      There were no sales of equity securities during the fourth fiscal quarter that were not registered under the Securities Act of 1933.

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


                                                    Year Ended June 30,
                             -------------------------------------------------------------
                             2001           2000          1999          1998          1997
                             ----           ----          ----          ----          ----
 Consolidated Statement
 of Operations Data
 ------------------
 Revenues                 $9,332,232   $  9,145,705   $11,486,058   $ 2,487,213   $ 2,503,512
 Net Loss                 (6,622,458)   (10,863,875)   (6,297,353)  (17,418,141)   (7,509,040)
 Loss per Common Share(1)      (2.22)         (4.56)        (4.16)       (26.96)       (18.64)

 Loss from
   Continuing Operations  (6,622,458)   (10,863,875)   (6,297,353)  (17,418,141)   (8,298,466)

 Loss from
   Continuing Operations
   per Common Share(1) (2)     (2.22)         (4.56)        (4.16)       (26.96)       (20.56)

 Consolidated Balance
   Sheet Data
 --------------------
 Total Assets              8,837,360     12,523,204    14,080,768    17,728,662    15,474,753
 Long Term Debt            1,388,126        595,324     3,823,210     3,835,315       525,837
 Stockholders' Equity      5,103,806      9,270,299     8,336,978     7,300,231    12,300,635


 (1) Basic and diluted loss per share which was computed based upon the weighted average number of common shares outstanding during each fiscal year.

 (2) We have never paid cash dividends on common shares and do not anticipate doing so in the foreseeable future.


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

                                   Overview

      uniView Technologies Corporation offers competencies and expertise in creating solutions for video on demand. Our primary focus is the development of advanced digital media technologies, such as broadband connectivity and computer telephony integration software (Customer Service Support Software). We market our products and services both domestically and internationally focusing on telecommunications, hospitality, utilities, banking, multilevel marketing, and other Fortune 1,000 companies. More information about us can be found at our web site, www.uniView.com.

                            Results of Operations

      Please refer to Note O of the Notes to Consolidated Financial Statements in this Form 10-K for information concerning Industry Segments.

 Revenues

      Total revenues for fiscal year 2001 increased to $9.33 million, as compared to $9.15 million in 2000. Revenues for fiscal year 2001 are primarily comprised of revenues from the sale of CTI products and support services, as well as revenues from infrastructure design and cabling services for high-speed voice/data networks. We expect revenues from our digital media technology to increase dramatically in the coming fiscal year as we work through the testing phases of negotiated contracts and move into production.

      Total sales for fiscal year 2000 declined 20.4% to $9.15 million, as compared to $11.49 million in 1999. The $2.34 million decline is primarily attributable to reduced revenue at Network America as the result of closing an unprofitable office in May 1999. That former office had no activity in fiscal year 2000 and contributed $2.39 million to total revenue in 1999. Moreover, a subsidiary sold in October 1998, CompuNet Support Systems, Inc., had contributed $1.25 million to revenue in fiscal 1999 and no revenues in 2000. The decline in revenue from these two operations was somewhat mitigated by revenues of approximately $1.51 million contributed by uniView Softgen, a new subsidiary of the Company that was acquired in November 1999. Revenues for fiscal year 2000 were primarily comprised of network system design and integration services and the new revenues from the sale of CTI products and support services provided by uniView Softgen. Most of the sales for 1999 can be attributed to network system design and integration services provided through our subsidiary, Network America, Inc. ("NWA").

 Gross Margin

      Gross margin increased 62.3 % to $4.35 million in fiscal year 2001, as compared to $2.68 million in 2000. As a percentage of total revenue, gross margin increased to 46.6% in fiscal year 2001, compared to 29.3% in the previous year. The increase as a percentage of revenue can be attributed to the Company continuing to focus resources on opportunities at uniView Softgen and Network America that yield better margins.

      Gross margin increased 51.4 % to $2.68 million in fiscal year 2000, as compared to $1.77 million in 1999. As a percentage of total revenue, gross margin increased to 29.3% in fiscal year 2000, compared to 15.4% in 1999. The increase as a percentage of revenue is primarily a result of higher gross margins associated with uniView Softgen's software products and support services.

 Inventory Write-Down and Software Development Costs

      During fiscal year 2000, inventories of early versions of our set top box were written off totaling approximately $91,000. These units were developed for specific applications and were not as versatile and innovative as the market now demands. Even though the units were written off, we continued to market the boxes to niche markets and applications. No inventories were written down in 2001 or 1999. The write-down was the result of a change in the marketing strategy of our set top boxes, which were initially offered on a retail basis in the consumer electronics market. However, because of slow consumer acceptance of this product category, we realized that set top box sales alone would not produce the kind of return on investment that we hope to achieve for our shareholders. We redirected our focus and determined not to sell uniView set top boxes on a retail basis, but rather to bundle the product, together with our connectivity and other computer-related services, and market the resulting package in a commercially based market.

      Software development costs of $329,000, $201,000 and $414,000 capitalized in fiscal years 2001, 2000 and 1999, respectively, are attributable to continued improvements and enhancements to the various models of our set top box. Efforts to improve the Company's product offerings by expanding capability and functionality are driven by customer and market demands in conjunction with ever improving technologies. These efforts are expected to be ongoing as the Company strives to provide leading edge technologies in a very dynamic market environment.

 Operating Expenses

      Total operating expenses for fiscal year 2001 decreased $2.17 million to approximately $11.14 million, compared to approximately $13.31 million for the same period last year. Significant components of operating expenses for the fiscal years ended June 30, 2001 and 2000 consisted of the following:

                                                   Year ended June 30,
                                            -------------------------------
                                                2001                2000
                                            -----------         -----------
 Compensation                              $  4,972,693        $  4,984,023
 Facilities                                     729,766             761,848
 Depreciation                                   583,229           1,313,240
 Online service expense                         853,053             878,754
 Amortization of software development
   costs, trademark, and goodwill             1,332,948           1,133,896
 Legal expense                                        0             299,130
 Stock option expense                            58,496             661,413
 Other                                        2,611,785           3,280,726
                                            -----------         -----------
 Total                                     $ 11,141,970        $ 13,313,030
                                            ===========         ===========


      The decrease in fiscal year 2001, compared to the same period in 2000, is primarily due to reduction in depreciation and amortization totaling $531,000; reduction in options expense of $603,000; reduction in other expenses of $669,000; reduction in facilities expense of $32,000; and reduction in legal expenses of $299,000.

      Total operating expenses for fiscal year 2000 increased $3.66 million to slightly over $13.31 million, compared to approximately $9.68 million for 1999. The overall increase in fiscal year 2000, compared to the same period in 1999, was primarily caused by operating expenses of newly acquired operations of uniView Softgen and Zirca Corporation, legal fees incurred by the Company for defense in various pending litigation matters, stock option expense relating to options granted to employees at prices less than the full market price at date of grant, and online service expense for an online television directory service offered to set top box users as well as line charges. The online service expense credit in 1999 resulted from a settlement with service providers for reduced charges incurred in prior years.

      Other expenses in 2000 included one-time moving expenses relating to the relocation of the Company's corporate offices in fiscal year 2000, expenses relating to acquisitions, advertising, bad debt provisions, professional fees, telephone, travel, and other general and administrative expenses.

 Interest Expense

      Corporate interest expense for fiscal year 2001 was $113,000 as compared to $193,000 in 2000. Products and services interest expense for fiscal year 2001 was $64,000 as compared to $90,000 in 2000. The decrease is due to an overall reduction in debt and decreased borrowings throughout the year under the Company's line of credit arrangement.

      Corporate interest expense decreased to $193,000 in fiscal 2000 from $319,000 in fiscal 1999. Products and services interest expense for fiscal 2000 was $90,000 as compared to $153,000 in 1999. This decrease was a result of fewer borrowings to fund operations.

 Unaudited Financial Data

    The following tables set forth certain unaudited financial data for the quarters indicated:

                                       Fiscal 2001 Quarter Ended                                Fiscal 2000 Quarter Ended
                        ---------------------------------------------------    ---------------------------------------------------
                           Sept. 30,     Dec. 31,     March 31,     June 30,     Sept. 30,     Dec. 31,     March 31,     June 30,
                             2000          2000         2001          2001         1999          1999         2000          2000
                             ----          ----         ----          ----         ----          ----         ----          ----
Net Sales                $  2,580,737  $  3,108,472 $  1,884,654  $  1,758,369 $  2,745,055  $  2,196,193 $  1,885,894 $  2,318,563
Gross Margin             $  1,028,529  $  1,278,972 $  1,102,452  $    942,125 $    617,943  $    627,307 $    552,897 $    883,228
% of net sales                  39.9%         41.1%        58.5%         53.6%        22.5%         28.5%        29.3%        38.1%
Operating loss           $(1,656,118)  $(1,610,942) $(1,641,718)  $(1,881,114) $(2,549,929)  $(2,814,130) $(2,301,159) $(2,966,437)
% of net sales                (64.2)%       (51.8)%      (87.1)%      (107.0)%      (92.8)%      (128.1)%     (122.0)%     (127.9)%
Net loss                 $(1,675,216)  $(1,631,370) $(1,665,682)  $(1,660,190) $(2,635,954)  $(2,894,015) $(2,396,118) $(2,937,788)
% of net sales                (64.9)%       (52.5)%      (87.9)%       (94.4)%      (96.0)%      (131.7)%     (127.1)%     (126.7)%

Net loss attributable to
  common shareholders    $(1,901,291)  $(1,857,445) $(1,881,757)  $(1,883,766) $(2,660,557)  $(3,120,996) $(2,622,193) $(3,361,929)
% of net sales                (73.7)%       (59.8)%      (99.8)%      (107.1)%      (96.9)%      (142.1)%     (139.0)%     (145.0)%

Net loss per share -
   basic and diluted     $     (0.57)  $     (0.55) $     (0.55)  $     (0.55) $     (1.31)  $     (1.27) $     (0.99) $     (1.06)


                       Liquidity and Capital Resources

 Cash Flows From Operations

      Cash used in operations for the fiscal year ended June 30, 2001 was $3.47 million compared to $6.70 million in 2000. Major components of cash flows from operations in fiscal year 2001 were a net loss from operations of $6.62 million and a reduction in deferred revenues of $719,000, offset by depreciation and amortization of $1.92 million, accounts receivable of $529,000, prepaid expenses of $730,000 and accounts payable and accrued liabilities of $313,000.

      Cash used in operations for the fiscal year ended June 30, 2000 was $6.70 million compared to $5.23 million in 1999. Major components of cash flows from operations in fiscal year 2000 were a net loss from operations of $10.86 million, offset by depreciation and amortization of $3.45 million and stock compensation expense of $661,000.

      Cash used in operations for the fiscal year ended June 30, 1999 was $5.23 million. Major components of cash flows from operations in fiscal 1999 included: $3.12 million for depreciation and amortization; a decrease of $791,000 in accounts payable and accrued liabilities; $1.66 million for recognition of gain on sale of subsidiaries; and the effects of a $6.30 million loss from operations.

 Cash Flows From Investing Activities

      During fiscal year 2001, we purchased property and equipment for $177,000 as compared to $495,000 during fiscal 2000. Additional development costs of $329,000 were capitalized as expenditures relating to improvements in our set top box and received approximately $68,000 in cash from the sale of assets.

      During fiscal year 2000, we purchased property and equipment for $495,000 as compared to $126,000 during fiscal 1999. Additional development costs of $201,000 were capitalized as expenditures relating to improvements in our set top box. As part of the uniView Softgen acquisition, we received approximately $92,000 in cash.

      During fiscal year 1999, we purchased property and equipment for $126,000. We paid $414,000 in cash for improvements to the uniView set top box product line in fiscal 1999. We collected another $201,000 on notes receivable and received $250,000 from the sale of land in fiscal 1999.

 Cash Flows From Financing Activities

      Cash flow from financing activities generated $3.07 million during fiscal year 2001; major components include $2.00 million from equity
 transactions  and  $1.52  million  from  proceeds   of  long  term  debt.
 Additionally, net repayment of the bank line of credit totaled approximately $321,000 for the year.

      Cash flow from financing activities generated $4.32 million during fiscal year 2000; major components include $4.2 million from equity transactions and $1.0 million from the exercise of stock warrants. Additionally, net repayment of the bank line of credit totaled slightly more than $389,000 for the year.

      We generated net cash from financing activities of $7.45 million during the fiscal year ended June 30, 1999. Significant components included $6.11 million received from preferred and common stock; $2.2 million received for convertible debentures and other borrowings; and $500,000 used for payments on long term debt.

                                Other Matters

 Subsequent Events

      In July 2001, we borrowed an additional $500,000 from Sagemark Capital, L.P. ("Sagemark"), bringing the total outstanding to $2 million.

      In September 2001, we sold the Curtis Mathes[R] brand to an investment group for $4.5 million, consisting of $635,000 in cash and $1,865,000 in a note receivable, payable at various times and amounts through September 2002. The sale also allowed us to obtain a release of our secured debt of $2 million with Sagemark and provide additional operating capital. The value of the sale was based on an estimated four years of projected royalty stream from the Curtis Mathes brand.

      Also in September 2001, the stockholders approved and we implemented a one for eight reverse split of our outstanding shares of common stock to bring us into compliance with the continued listing requirements for the Nasdaq SmallCap Market, which require a minimum $1 bid price on common stock. Par value was changed from $.10 to $.80 per share. With the completion of the reverse stock split, we will have approximately 3,398,977 common shares outstanding. All share data give effect to the reverse split applied retroactively as if it occurred on July 1, 1998.

 Cash Flow

      During the fiscal years ended June 30, 2001, 2000 and 1999 we did not achieve a positive cash flow from operations. Accordingly, we rely on available borrowing arrangements and continued sale of our common stock and preferred stock to fund operations until a positive cash flow from operations can be achieved. We expect to achieve a positive cash flow in the coming fiscal year; however, if we are unable to achieve a positive cash flow from operations, additional financing or placements will be required. We continually evaluate opportunities with various investors to raise additional capital, without which, our growth and profitability could be restricted. Although we believe that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to us or that they will be available upon favorable terms.

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

 Rapid Technological Change

      The CTI and interactive broadband industry is undergoing rapid changes including evolving industry standards, frequent new product and services introductions and changes in customer requirements and preferences. The introduction of new technologies, products and services can render our existing and announced technologies, products and services obsolete or unmarketable. The development cycle for new technology may be significantly longer than our past development cycle for existing and proposed technology and may require us to invest our resources in areas that may not become profitable. There can be no assurance that the expected demand for our technologies, products and services will materialize or continue or that the mix of our future offerings will keep pace with technological changes or satisfy evolving customer preferences or that we will be successful in developing and marketing future technologies, products and services. Failure to keep pace with customer preferences and requirements in a timely fashion could have a material adverse effect on our business, operating results and financial condition.

 Long-term Research and Development Investment Cycle

      Software requires an investment in its development that often involves a long payback cycle. We have made significant investments in software research and development in the past, which may not be recouped in the near future. We continually strive to refine and improve our technology and we expect spending for research and development in fiscal year 2002 to remain commensurate with previous levels.

 Limited Protection of Intellectual Property and Proprietary Rights: Risk of Litigation

      We regard our CTI software and our digital media technology containing software-related components as proprietary and we rely primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect these proprietary rights. As the number of CTI and digital media products in the industry increases and the functionality of these products overlap, infringement claims may also increase. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products.

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

                                   PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                            The Board of Directors

      The following sets forth, with respect to each member of our Board of Directors as of June 30, 2001, his name, age, period served as director, present position, if any, with the Company and other business experience. All directors serve one-year terms between annual meetings of shareholders.

      Patrick A. Custer, 52, is the Chairman of the Board and Chief Executive Officer. Mr. Custer served as a director from 1984 to 1985, and from 1987 until the present. He served as President and Chief Executive Officer from 1984 to 1985 and from September 1992 until the present. From 1986 until 1990, Mr. Custer was an international business consultant for Park Central Funding (Guernsey), Ltd. From 1978 until 1982, Mr. Custer was a general securities principal and worked for a major brokerage firm as a corporate finance specialist and was owner of his own brokerage firm. He was responsible for structuring and funding IPO's, real estate, energy companies, and numerous high-tech start-up companies. Mr. Custer's technical experience includes engineering and management positions with Texas Instruments and Honeywell. Mr. Custer is a graduate of Texas Tech University in Finance and Management, with additional studies in Electrical Engineering and master studies in Finance.

      Edward M. Warren, 60, has been a director since September 1992. Since 1980, he has been the Registered Principal and Branch Manager for a major securities firm in Albany, New York. He is also a Financial Consultant, having presented numerous financial seminars over the years throughout eastern New York and western New England. He is also a co-founder of the Coronado Group, through which he has in the past provided professional services to the financial community, such as the analysis of economic and market conditions, review of financial products, exchange of marketing ideas, and continuing evaluation and recommendation of asset allocation models. Mr. Warren received his undergraduate degree from Williams College and holds a Master of Arts degree from Harvard University.

      Billy J. Robinson, 53, has been a director since March 1994. He has also served as Vice President and General Counsel since October 1993, and as Secretary since June 1994. Mr. Robinson has over twenty years legal experience, representing banks and other financial institutions, with a concentration in commercial transactions. Mr. Robinson is admitted to practice before the United States Supreme Court, the United States District Court for the Northern District of Texas and the District of New Mexico, and is licensed to practice before all state courts in Texas and New Mexico. Mr. Robinson is a certified Mediator in the State of Texas and is the author of the 1994-95 Real Estate Law Correspondence Course for the Texas Tech University Paralegal Certification Program.

      Bernard S. Appel, 69, has been a director since February 1995. He enjoyed a career of 34 years with Radio Shack, holding every key merchandising and marketing position, culminating with his promotion to president in 1984. In 1992 he was promoted to Chairman of Radio Shack and Senior Vice President of Tandy Corporation. Since July 1993, Mr. Appel has operated the private consulting firm of Appel Associates.

      George C. Platt, 61, has been a director since July 2000. He is currently President and Chief Executive Officer of ViewCast.com., Inc., a Dallas-based provider of video communications solutions, and has served in that capacity since September 1999. From 1991 through 1999, Mr. Platt was the President and Chief Executive Officer of Intecom, Inc., a provider of multimedia telecommunications products and services. Prior to that, Mr. Platt was the President and Chief Executive Officer of Shared Resource Exchange, Inc. (SRX), an entrepreneurial startup company. Before joining SRX, Mr. Platt served for six years as Vice President of the Business Communications Group at ROLM Corporation. Mr. Platt holds a Bachelor of Science Degree from Northwestern University and a Masters in Business Administration from the University of Chicago. Mr. Platt currently serves on the Board of Directors for InterVoice-Brite, Inc., a provider of call automation systems, and ViewCast.com, Inc.

                              Executive Officers

      The following sets forth, with respect to each executive officer not heretofore named, as of June 30, 2001, his or her name, age, present position and offices held, period of service in such capacity, and other business experience.

      Leslie Leland, 39, is President of the Company and a co-founder of Softgen International, the assets of which were acquired by the Company in October 1999. She managed the development of this business from a consulting and services firm to its current status as an international player in an emerging call center component of the technology industry. Since beginning the business eight years ago with her husband, Cameron Hurst, Ms. Leland has been the driving force behind the introduction of Softgen's flagship CIMphony[TM] products into countries around the world, including foreign and domestic Fortune 500 businesses. Prior to founding Softgen International, Ms. Leland managed the configuration, installation and network connection of more than 150 computer labs in a joint venture with IBM, at The Future Now in Dallas. Earlier in her career, she managed the education division at MicroAge Computer in Dallas, a joint-venture with IBM, where she managed the installations of IBM computer labs for the K-12 and higher education markets. She began her career with the U.S. China People's Friendship Association in Washington, D.C. as executive director, providing leadership and direction for a national non-profit organization. Ms. Leland was selected as the Rotary International Graduate Scholar to Taiwan and received the Northwest Florida Scholar-Athlete of the Year Award. Ms. Leland holds a bachelor's degree in international affairs and political science from Florida State University and an MBA in international business from Marymount University in Arlington, VA.

      Cameron E. Hurst, 39, is Vice President and Chief Technology Officer of the Company and a co-founder of Softgen International, the assets of which were acquired by the Company in October 1999. He also serves as the Chief Technology Officer for the Company's three divisions, uniView Softgen, Products Group and Network America, and directs and manages all network operations. Before co-founding Softgen International eight years ago with
 Ms. Leland, Mr. Hurst developed and implemented call center software solutions for worldwide airline companies and other transportation-related industries while at American Airlines Decision Technologies in Dallas. He began his career at the 7th Communications Group at the Pentagon, managing a team of communication engineers in designing, installing and testing a 10,000-node DOD-level secure network for the U.S. Air Force headquarters. Mr. Hurst holds a bachelor's degree in applied science from the U.S. Air Force Academy in Colorado Springs, CO and a master's degree in computer science from George Washington University.

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

      Based solely upon a review of the copies of the forms filed pursuant to
 Section 16(a) furnished to us, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal year ended June 30, 2001, we believe that during the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% Owners were complied with.

 ITEM 11.  EXECUTIVE COMPENSATION

                          Summary Compensation Table

      The following table summarizes the compensation paid over the last three completed fiscal years to our Chief Executive Officer and any other executive officer who received compensation exceeding $100,000 during the fiscal year ended June 30, 2001.


                                                               Long Term Compensation
                                                               ------------------------------------
                           Annual Compensation                 Awards                       Payouts
                           ---------------------------------   ---------------------------  -------
(a)               (b)      (c)       (d)      (e)              (f)          (g)             (h)      (i)
                                                                                                         All
                                                                                                        Other
Name and             Year                          Other         Restricted    Securities      LTIP     Compen-
Principal            Ended                         Annual          Stock       Underlying      Payouts  sation
Position            Jun. 30 Salary($) Bonus($) Compensation($)  Award(s)($)  Options/SARs(#)    ($)      ($)
----------          -------  --------  -------  --------------   ----------   --------------  -------  ------

Patrick A. Custer      2001   210,000      -0-         (1)           -0-         141,250        -0-      -0-
  Chairman of the      2000   200,340      -0-         (1)           -0-         106,250        -0-      -0-
  Board and CEO        1999   184,728      -0-         (1)           -0-             -0-        -0-      -0-

Leslie Leland          2001   115,000      -0-         (1)           -0-             -0-        -0-      -0-
  President            2000        --       --          --            --              --         --       --
                       1999        --       --          --            --              --         --       --

Cameron Hurst          2001   146,250      -0-         (1)           -0-             -0-        -0-      -0-
  Vice President, CTO  2000        --       --          --            --              --         --       --
             1999        --        --       --          --            --              --         --

Billy J. Robinson      2001   150,000      -0-         (1)           -0-          37,500        -0-      -0-
  Vice President       2000   145,131      -0-         (1)           -0-          50,000        -0-      -0-
  and General Counsel  1999   135,722      -0-         (1)           -0-             -0-        -0-      -0-

 (1)  Other annual compensation to this executive officer, including  payment
      of a car  allowance and other  personal benefits, did   not exceed  the
      lesser of  $50,000 or  10% of  such  executive officer's  total  annual salary and bonus for such fiscal year.

                              Option Grants Table

      The following table shows individual grants of stock options made during fiscal year ended June 30, 2001 to each of the named executive officers.

                                                                                  Potential Realizable
                                                                                  Value at Assumed
                                                                                  Annual Rates of Stock
                                                                                  Price Appreciation
                   Individual Grants                                              for Option Term (2)
--------------------------------------------------------------------------------  ---------------------
(a)                (b)              (c)                    (d)               (e)    (f)      (g)
                   Number of
                   Securities       % of Total   Exercise  Market
Name               Underlying       Options      or Base   Price on
                   Options          Granted to   Price     the Date  Expiration
                   Granted(#)(1)    Employees    ($/Sh)    of Grant  Date         5% ($)   10% ($)
                   -------------    ----------   --------  --------  ----------   -------  ---------

Patrick A. Custer        141,250      52%        $14.48    $14.24    07/11/05     522,625  1,194,975

Billy J. Robinson         37,500      14%        $14.48    $14.24    07/11/05     138,750    317,250


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

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values


      The following table shows aggregate exercises of options (or tandem stock appreciation rights) and freestanding stock appreciation rights during the fiscal year ended June 30, 2001 by each of the named executive officers.


(a)                (b)             (c)          (d)                (e)

                                                Number of
                                                Securities         Value of
                                                Underlying         Unexercised
                                                Unexercised        In-the-Money
                                                Options/SARs at    Options/SARs at
                                                FY-End (#)         FY-End ($)(1)
                   Shares
                   Acquired        Value        Exercisable (E)/   Exercisable (E)/
Name               on Exercise(#)  Realized($)  Unexercisable (U)  Unexercisable (U)
------             --------------  -----------  -----------------  -----------------
Patrick A. Custer          --           --      253,750 (E)        $   -0-   (E)

Billy J. Robinson          --           --       91,250 (E)        $   -0-   (E)

Leslie Leland              --           --       29,375 (E)        $   -0-   (E)

Cameron Hurst              --           --       29,375 (E)        $   -0-   (E)


 (1) On June 30, 2001 none of the options were considered "in-the-money," as the fair market value of the underlying securities on that date ($3.76) did not exceed the exercise price of the options.

                          Compensation of Directors

      None of the inside directors are paid compensation as such, except for services performed in another capacity, such as an executive officer. The outside directors are paid $500 per meeting, plus their expenses for attending Board of Director meetings. During fiscal 2001, we additionally granted each of the three outside directors stock options to purchase 6,250 shares of Common Stock. The options have a five year life, vested immediately and are priced at the average closing sale price of the Common Stock, as reported by NASDAQ, for the five (5) trading days immediately preceding the date of grant. The exercise price of the options is $14.48 per share and the market price of the Common Stock on the date of grant, July 12, 2000, was $14.24 per share.

   Employment Contracts and Termination and Change-in-Control Arrangements

      As of July 1, 2000, we entered into employment agreements with named executive officers Patrick A. Custer and Billy J. Robinson for a one-year term, ending on June 30, 2001. As of February 14, 2001, we entered into employment agreements with named executive officers Cameron Hurst and Leslie Leland, ending on June 30, 2002. The terms of the employment agreements include an agreed annual salary, employee benefits, nonstatutory stock options, portions of which vest at certain times depending on attainment of certain performance goals, and provisions concerning termination of employment upon sale or change in control. For a description of these terms, reference is made to the agreements filed as exhibits to this Form 10-K.

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

 Chief Executive Officer

      For the year ended June 30, 2001, Mr. Custer received $222,000 for his services as President and Chief Executive Officer. The factors we considered in setting his compensation include Mr. Custer's leadership in restructuring the Company, his contribution to our strategic focus and financial positioning, and included a consideration of his responsibilities, experience, and skills.

           Patrick A. Custer (Chairman)            Edward M. Warren
           Bernard S. Appel                        Billy J. Robinson
           George C. Platt

      The foregoing report is not incorporated by reference in any prior or future filings of the Company under the Securities Act of 1933, as amended (the "1933 Act"), or under the Securities Exchange Act of 1934, as amended (the "1934 Act"), unless we specifically incorporate the report by reference and the report shall not otherwise be deemed filed under such Acts.

                              Performance Graph

      The following graph compares total stockholder returns of the Company ("uniView") since June 30, 1996 to two indices: (1) the "NASDAQ Market Index ("NASDAQ");" and (2) the aggregate price performance of equity securities of companies classified under North American Industry Classification System (NAICS) code 541512 for Computer Systems Design Services ("MG Group").

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

      The graph should be viewed in the context of the introduction during fiscal year ended June 30, 1997 of our technologically advanced Internet access uniView products and the addition during fiscal year ended June 30, 1998 of system integration, technical support and network consulting to our comprehensive array of interactive business solutions with the acquisition of Network America, Inc. Further consideration should note the addition of computer telephony integration capabilities with the acquisition of the net assets of Softgen International during fiscal year ended June 30, 2000. Accordingly, the graph may not necessarily indicate future performance.

                       [PERFORMANCE GRAPH APPEARS HERE]


             6/30/96    6/30/97   6/30/98   6/30/99    6/30/00    6/30/01
             -------    -------   -------   -------    -------    -------
 uniView      100.00     65.91     15.68     16.36       12.73      3.43

 MG Group     100.00     92.61    116.65     123.76     89.61      88.06

 NASDAQ       100.00    120.46    159.68     223.77     336.71    186.46


      The foregoing graph is not incorporated in any prior or future filings of the Company under the 1933 Act or the 1934 Act, unless we specifically incorporate the graph by reference, and the graph shall not otherwise be deemed filed under such Acts.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of September 10, 2001 with respect to the beneficial ownership of Common Stock by (i) persons known to us to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors of the Company, (iii) each of the executive officers named in the Summary Compensation Table (appearing in Item 11) and (iv) all directors and executive officers of the Company and significant subsidiaries as a group.

      The number of shares of Common Stock beneficially owned by each individual set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of September 28, 2001 (the date on which this Form 10-K is due at the Commission, the "Due Date"), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Securities and Exchange Commission.


                                   Number of Shares
     Name and Address              Amount and Nature          Percent
     of Beneficial Owner           of Beneficial Ownership    of Class
     -------------------           -----------------------    --------
 5% Beneficial Owners

 Patrick A. Custer                        291,758(1)            7.98%
 17300 N. Dallas Pkwy., Suite 2050
 Dallas, Texas 75248

 Geneva Reinsurance Company, Ltd.         208,830(2)            6.14%
 P.O. Box 1561GY
 Zephyr House, Mary Street
 Grand Cayman, British West Indies

 Directors

 Patrick A. Custer                        291,758(1)            7.98%
 Billy J. Robinson                         93,487(3)            2.68%
 Edward M. Warren                          23,157(4)            0.68%
 Bernard S. Appel                          21,250(5)            0.62%
 George C. Platt                            6,750(6)            0.20%

 Executive Officers

 Patrick A. Custer                        291,758(1)            7.98%
 Billy J. Robinson                         93,487(3)            2.68%

 All Directors and Executive
      Officers as a Group                 526,074(7)           13.66%

 (1) Includes 2,188 shares owned outright by Mr. Custer; 253,750 shares issuable to Mr. Custer upon exercise of vested nonstatutory Employee Stock Options; 32,729 shares held of record by Custer Company, Inc., a family trust, over which Mr. Custer exercises voting control; 2,969 shares owned by his wife; 118 shares held by his wife for the benefit of his minor daughter; and 2 shares each held by Mr. Custer for the benefit of his two sons.

 (2)  Common shares owned.

 (3) Includes 2,237 shares owned outright, and 91,250 shares issuable to Mr. Robinson upon exercise of vested nonstatutory Employee Stock Options.

 (4) Includes 2,532 shares owned outright, and 20,625 shares issuable to Mr. Warren upon exercise of vested nonstatutory stock options.

 (5) Includes 625 shares owned outright, and 20,625 shares issuable to Mr. Appel upon exercise of vested nonstatutory stock options.

 (6) Includes 500 shares owned outright, and 6,250 shares issuable to Mr. Platt upon exercise of vested nonstatutory stock options.

 (7) Includes 436,402 shares beneficially owned by all directors and Executive Officers shown above. Also includes 15,461 shares owned outright, and 29,375 shares issuable to Ms. Leland upon exercise of warrants. Also includes 15,461 shares owned outright, and 29,375 shares issuable to Mr. Hurst upon exercise of warrants.

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

      (b)  Reports on Form 8-K

           During the three months ended June 30, 2001 the Company filed no Reports on Form 8-K.

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

                               UNIVIEW TECHNOLOGIES CORPORATION


                               By:   /s/ PATRICK A. CUSTER
                                     ---------------------
                                     Patrick A. Custer
                                     Chief Executive Officer

 September 28, 2001



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Principal Executive Officer and
      Principal Financial and Accounting Officer

 /s/  PATRICK A. CUSTER       Chairman of the Board,       September 28, 2001
      Patrick A. Custer       Chief Executive Officer
                              and Director

      Additional Directors

 /s/  BILLY J. ROBINSON       Vice President, Secretary,   September 28, 2001
      Billy J. Robinson       General Counsel and Director

 /s/  EDWARD M. WARREN        Director                     September 28, 2001
      Edward M. Warren

 /s/  BERNARD S. APPEL        Director                     September 28, 2001
      Bernard S. Appel

 /s/  GEORGE C. PLATT         Director                     September 28, 2001
      George C. Platt

              Report of Independent Certified Public Accountants


 Board of Directors
 uniView Technologies Corporation and Subsidiaries

 We have audited the accompanying consolidated balance sheets of uniView Technologies Corporation and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of uniView Technologies Corporation and Subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

 We have also audited Schedule II for each of the three years in the period ended June 30, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $6,622,458, $10,863,875, and $6,297,353 for the years ended June 30, 2001, 2000 and 1999, respectively. These factors, among others, as discussed in Note B to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


 GRANT THORNTON LLP

 Dallas, Texas
 August 17, 2001, except for Note D as to which
                 the date is September 26, 2001

              uniView Technologies Corporation and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                   June 30,


                                                       2001           2000
                                                   -----------    -----------
                           ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                       $    580,601   $  1,422,167
  Trade accounts receivable, net of allowance
    for doubtful accounts of $13,637 in 2001
    and $5,874 in 2000                                 561,257      1,126,462
  Inventories, net                                     223,449        261,601
  Prepaid expenses                                     153,532        883,268
  Other current assets                                 166,551        372,086
                                                   -----------    -----------
           Total current assets                      1,685,390      4,065,584

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $3,466,403 in 2001 and
   $3,136,899 in 2000                                  655,558      1,057,541

 OTHER ASSETS
  Purchased software, net of accumulated
    amortization of $1,099,546 in 2001 and
    $291,154 in 2000                                 1,395,419      2,203,811
  Product and software development costs, net of
    accumulated amortization of $247,898 in 2001
    and $69,031 in 2000                                696,768        546,328
  Trademark, net of accumulated amortization of
    $1,796,594 in 2001 and $1,552,357 in 2000        3,088,161      3,332,398
  Goodwill, net of accumulated amortization of
    $313,372 in 2001 and $211,919 in 2000            1,106,961      1,208,414
  Other                                                209,103        109,128
                                                   -----------    -----------
           Total other assets                        6,496,412      7,400,079
                                                   -----------    -----------
           Total assets                           $  8,837,360   $ 12,523,204
                                                   ===========    ===========


              uniView Technologies Corporation and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 June 30,


        LIABILITIES AND STOCKHOLDERS' EQUITY           2001           2000
                                                   -----------    -----------
 CURRENT LIABILITIES
  Current maturities of long-term debt            $     22,576   $     51,958
  Current maturities of obligations under
    capital leases                                      71,741         93,000
  Line of credit                                             -        321,442
  Trade accounts payable                               447,093        505,468
  Accrued and other current liabilities              1,558,984      1,188,082
  Deferred revenue                                     245,034        964,030
                                                   -----------    -----------
           Total current liabilities                 2,345,428      3,123,980

 LONG TERM DEBT, less current maturities, net
   of debt discount of $176,350 in 2001              1,356,630              -

 OBLIGATIONS UNDER CAPITAL LEASES,
   less current maturities                              31,496        128,925
                                                   -----------    -----------
           Total liabilities                         3,733,554      3,252,905

 STOCKHOLDERS' EQUITY
  Preferred stock, cumulative, $1.00 par value;
      1,000,000 shares authorized:
    Series A, 30,000 shares issued and outstanding
      at June 30, 2001 and 2000 (liquidation
      preference of $30,000)                            30,000         30,000
    Series H, 2 shares issued and outstanding
      at June 30, 2001 and 2000 (liquidation
      preference of $50,000)                                 2              2
    Series 1999-D1, 720 shares issued and
      outstanding at June 30, 2001 and 2000
      (liquidation preference of $18,000,000)              720            720
                                                   -----------    -----------
                                                        30,722         30,722
  Common stock, $.80 par value; 80,000,000 shares
    authorized; 3,398,977 and 3,307,065 shares
    issued and outstanding at June 30, 2001
    and 2000, respectively                           2,719,181      2,645,652
  Additional paid in capital                        62,331,133     59,944,947
  Accumulated deficit                              (59,977,230)   (53,351,022)
                                                   -----------    -----------
      Total stockholders' equity                     5,103,806      9,270,299
                                                   -----------    -----------
      Total liabilities and stockholders' equity  $  8,837,360   $ 12,523,204
                                                   ===========    ===========

       The accompanying notes are an integral part of these statements.


              uniView Technologies Corporation and Subsidiaries
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year ended June 30,


                                             2001          2000         1999
                                          ----------    ----------   ----------
 Revenues
  Product sales                          $ 5,434,527   $ 7,710,606  $10,160,563
  Consulting and support services          2,765,958     1,435,099    1,325,495
  Royalties                                1,131,747             -            -
                                          ----------    ----------   ----------
     Total revenues                        9,332,232     9,145,705   11,486,058

 Cost of products and services
  Cost of product sales                    3,231,702     5,553,372    8,677,047
  Cost of consulting and support services  1,748,452       910,958    1,041,840
                                          ----------    ----------   ----------
     Total cost of products and services   4,980,154     6,464,330    9,718,887
                                          ----------    ----------   ----------
           Gross margin                    4,352,078     2,681,375    1,767,171

 Operating expenses                       11,141,970    13,313,030    9,680,502
                                          ----------    ----------   ----------
           Operating loss                 (6,789,892)  (10,631,655)  (7,913,331)

 Other (income) expense
  Loss from sale of land                           -             -       82,800
  Interest income                            (30,247)      (35,689)     (56,500)
  Interest expense                           177,237       283,096      471,545
  Other income                              (246,151)      (15,187)    (453,606)
  Gain on sale of assets                     (68,273)            -            -
  Gain on sale of subsidiaries                     -             -   (1,660,217)
                                          ----------    ----------   ----------
           Total other (income) expense     (167,434)      232,220   (1,615,978)
                                          ----------    ----------   ----------
           NET LOSS                       (6,622,458)  (10,863,875)  (6,297,353)

 Dividend requirements on preferred stock    901,800       901,800      199,441
                                          ----------    ----------   ----------
 Net loss attributable to
   common stockholders                   $(7,524,258) $(11,765,675) $(6,496,794)
                                          ==========   ===========   ==========
 Per share amounts allocable to
   common stockholders

  Net loss - basic and diluted                $(2.22)       $(4.58)      $(4.19)

 Weighted average common shares
   outstanding                             3,387,645     2,571,611    1,550,272

       The accompanying notes are an integral part of these statements.


                       uniView Technologies Corporation and Subsidiaries
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         For the years ended June 30, 2001, 2000 and 1999


                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    paid-in       Accumulated
                                               Shares      Amount    Shares      Amount    capital         deficit         Total
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - July 1, 1998                    1,254,084  $1,003,267   140,143  $  140,143   $42,480,261   $(36,323,440) $  7,300,231

 Conversion of Series Q preferred
   including accrued dividends for
   common stock                               220,235     176,188       (28)        (28)     (168,446)        (7,714)            -
 Conversion of Series 1998 A-1 preferred
   including accrued dividends for
   common stock                                70,388      56,310       (12)        (12)      (52,751)        (3,547)            -
 Sale of common stock for cash                171,875     137,500         -           -       412,500              -       550,000
 Exercise of warrants                          26,469      21,175         -           -        68,557              -        89,732
 Preferred stock dividends                          -           -         -           -             -         (1,875)       (1,875)
 Issuance of Series 1998 - A1 preferred
   stock for cash                                   -           -        16          16       399,984              -       400,000
 Issuance of common stock in exchange
   for services                                 8,594       6,875         -           -        20,625              -        27,500
 Conversion of debt to common stock           125,000     100,000         -           -       900,000              -     1,000,000
 Issuance of Series 1999-C preferred
   stock for cash                                   -           -        44          44     1,099,950              -     1,099,994
 Issuance of Series 1999-D1 preferred
   stock for cash redemption of 1998-A1
   and cancellation of warrants
    Series 1998-A1                                  -           -       (84)        (84)  (11,549,916)             -   (11,550,000)
    Series 1999-D1                                  -           -       720         720    17,999,280              -    18,000,000
    Series A and B warrants                         -           -         -           -    (2,481,251)             -    (2,481,251)
 Issuance of Series 1999-E Preferred
   stock for Redemption of Series Q
    Series Q                                        -           -       (32)        (32)   (2,399,968)             -    (2,400,000)
    Series 1999-E                                   -           -        96          96     2,399,904              -     2,400,000
 Issuance of warrants with
   sale of subsidiaries                             -           -         -           -             -        200,000       200,000
 Net loss                                           -           -         -           -             -     (6,297,353)   (6,297,353)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 1999                   1,876,645   1,501,315   140,863     140,863    49,128,729    (42,433,929)    8,336,978





                         uniView Technologies Corporation and Subsidiaries
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                        For the years ended June 30, 2001, 2000 and 1999


                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    paid-in       Accumulated
                                               Shares      Amount    Shares      Amount    capital         deficit         Total
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Redemption of Series A preferred stock             -  $        -  (100,000) $ (100,000)  $         -   $    (18,099) $   (118,099)
 Conversion of Series A preferred including
   accrued dividends for common stock             971         777   (10,000)    (10,000)       10,873         (1,650)            -
 Conversion of Series 1999-E preferred
  including accrued dividends for
  common stock                                100,337      80,270       (96)        (96)      (72,086)        (8,088)            -
 Conversion of Series 1999-C preferred
   including accrued dividends for
   common stock                               111,492      89,193       (44)        (44)      (65,643)       (23,506)            -
 Conversion of Series H preferred including
   accrued dividends for common stock             208         167        (1)         (1)         (166)             -             -
 Sale of common stock                         209,128     167,302         -           -     4,287,963              -     4,455,265
 Exercise of warrants                         214,781     171,825         -           -       866,550              -     1,038,375
 Common stock issued for services              43,906      35,125         -           -       147,375              -       182,500
 Conversion of debt to common stock           489,785     391,828         -           -     2,396,895              -     2,788,723
 Legal settlement paid in stock                31,250      25,000         -           -       475,000              -       500,000
 Preferred stock dividends                          -           -         -           -             -         (1,875)       (1,875)
 Acquisitions of businesses                   228,562     182,850         -           -     2,108,043              -     2,290,893
 Stock compensation for employees
   and directors                                    -           -         -           -       661,414              -       661,414
 Net loss                                           -           -         -           -             -    (10,863,875)  (10,863,875)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2000                   3,307,065   2,645,652    30,722      30,722    59,944,947    (53,351,022)    9,270,299

 Sale of common stock                          91,912      73,529         -           -     1,926,471              -     2,000,000
 Stock compensation for employees
   and directors                                    -           -         -           -        58,496              -        58,496
 Issuance of warrants for services                  -           -         -           -       212,619              -       212,619
 Issuance of warrants in connection with
  long-term debt                                    -           -         -           -       188,600              -       188,600
 Preferred stock dividends                          -           -         -           -             -         (3,750)       (3,750)
 Net loss                                           -           -         -           -             -     (6,622,458)   (6,622,458)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2001                   3,398,977 $ 2,719,181    30,722 $    30,722  $ 62,331,133  $ (59,977,230) $  5,103,806
                                           ==========  ==========  ========  ==========   ===========   ============   ===========

         The accompanying notes are an integral part of this statement.


    uniView Technologies uniView Technologies Corporation and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended June 30,


                                             2001          2000         1999
                                          ----------   -----------   ----------
 Cash flows from operating activities
  Net loss                               $(6,622,458) $(10,863,875) $(6,297,353)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      (Gain) loss on sale of assets          (68,273)            -       82,800
      Depreciation and amortization        1,916,177     3,447,138    3,124,272
      Bad debt expense                        35,816       114,078       97,453
      Gain on sale of subsidiaries                 -             -   (1,660,217)
      Stock compensation expense              58,496       661,414            -
      Issuance of warrants for services      212,619             -            -
      Amortization of debt discount           12,250             -            -
      Changes in assets and liabilities,
        net of effects from acquisitions
        and dispositions:
           Trade accounts receivable         529,388         9,779       87,905
           Inventories                        38,152       174,982      141,769
           Prepaid expenses                  729,736      (325,399)     (13,574)
           Other current assets              205,535      (372,086)           -
           Other assets                      (99,974)       40,831            -
           Accounts payable and accrued
             liabilities                     312,527         2,544     (791,160)
           Deferred revenue                 (718,996)      406,957            -
                                          ----------   -----------   ----------
           Cash and cash equivalents used
             in operating activities      (3,459,005)   (6,703,637)  (5,228,105)

 Cash flows from investing activities
  Cash from acquisition                            -        91,681            -
  Purchase of property and equipment        (177,234)     (495,378)    (126,198)
  Additions to product and software
    development costs                       (329,307)     (201,173)    (414,186)
  Collections on note receivable                   -             -      200,555
  Proceeds from sale of land                       -             -      250,000
  Proceeds from sale of assets                68,273             -            -
                                          ----------   -----------   ----------
           Cash and cash equivalents used
             in investing activities        (438,268)     (604,870)     (89,829)



              uniView Technologies Corporation and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             Year ended June 30,


                                             2001          2000         1999
                                          ----------   -----------   ----------
 Cash flows from financing activities
  Proceeds from long term debt           $ 1,517,025  $          -  $ 2,148,762
  Proceeds from line of credit             1,746,003     5,780,382    4,540,057
  Principal payments on line of credit    (2,067,445)   (6,169,798)  (4,747,652)
  Principal payments on long-term debt       (24,824)     (299,686)    (499,415)
  Principal payments on capital lease
    obligations                             (111,302)      (90,306)    (102,748)
  Dividends paid                              (3,750)       (1,875)      (1,875)
  Redemption of preferred stock for cash           -      (118,099)           -
  Proceeds from issuance of common stock   2,000,000     5,217,392    6,108,481
                                          ----------   -----------   ----------
      Cash and cash equivalents provided
        by financing activities            3,055,707     4,318,010    7,445,610

 Net increase (decrease) in cash and
   cash equivalents                         (841,566)   (2,990,497)   2,127,676

 Cash and cash equivalents,
   beginning of year                       1,422,167     4,412,664    2,284,988
                                          ----------   -----------   ----------
 Cash and cash equivalents,
   ending of year                        $   580,601  $  1,422,167  $ 4,412,664
                                          ==========   ===========   ==========
 Supplemental information
  Cash paid for interest                 $   142,343  $     98,909  $   196,839

 See Note M for supplemental schedule of non-cash investing and financing activities.


       The accompanying notes are an integral part of these statements.


              uniView Technologies Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2001, 2000 and 1999



 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

  uniView Technologies Corporation and Subsidiaries (the Company), offer enhanced digital media solutions to customers worldwide. Its products deliver the highest quality video, audio and gaming features through broadband networks. In addition, the Company provides customers with enterprise customer service solutions through CIMphony[TM], a suite of computer telephony integration (CTI) software products and services. The Company markets its products and services to hospitality, utility, banking and telecommunication companies.

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts  of
  the Company and  its subsidiaries.   All significant intercompany  balances
  and transactions have been eliminated in consolidation.

  Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

  Product and Software Development Costs

  The Company capitalizes product and software development costs incurred from the time technological feasibility of the product or software is established until the product or software is ready for use in products. Research and development costs related to product and software development are expensed as incurred. The capitalized costs related to the product or software which will become an integral part of the Company's revenue-producing products are amortized in relation to expected revenues from the product or straight-line, over a maximum of four years, whichever is greater. The carrying value of product or software development costs is regularly reviewed by the Company, and a loss is recognized when the net realizable value by product falls below the unamortized cost.

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

  Revenue Recognition

  The Company recognizes service revenue as the services are provided. Equipment and product sales are recognized at the time of delivery and customer acceptance. Revenue from the installation of software and hardware systems is recognized on the completed contract method.

  Advertising Costs

  Advertising costs are charged to operations as incurred. Advertising costs for the years ended June 30, 2001, 2000, and 1999 were $555,187, $304,069 and $189,226, respectively.

  Loss Per Share

  Basic loss per common share is based on the weighted average number of common shares outstanding. Diluted loss per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In all years presented, all potential common shares were anti-dilutive.

  All share and per share data give retroactive effect to the one for eight reverse stock split approved by the stockholders in September 2001 as if the reverse split occurred on July 1, 1998.

  Reclassifications

  Certain reclassifications of the 2000 and 1999 financial statements and related notes have been made to conform with the 2001 presentation.

  New Pronouncements

  In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

  In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2000 if their first quarter financial statements have not previously been issued. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $800,000. The Company has not yet determined when it will adopt SFAS 142.


 NOTE B - GOING CONCERN MATTERS

  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses of $6,622,458, $10,863,875, and $6,297,353, during the years ended June 30, 2001, 2000, and 1999, respectively.

  For the last several years, the Company has been developing its business plan with a focus in offering the technical expertise of its experienced and knowledgeable staff to customers wishing to increase business productivity by maximizing the benefits of their information technology. The Company's product offerings include providing consulting services to niche markets, technology products through its digital media products and its computer telephony integration products. Through the Company's acquisition of Network America, Inc. in 1998, revenues increased sharply during 1999. In October 1999, the Company acquired the assets and assumed certain liabilities of Softgen International, Inc. to enter the computer telephony integration (CTI) business, which provided revenue of $2.9 million and $1.5 million in 2001 and 2000, respectively. However, the Company's operating losses continued. The Company is planning to continue the increase in revenue growth coupled with a reduction in general and administrative expenses to reach profitability. Additionally, the Company sold its Curtis Mathes trademark and all associated rights to the trademark in September 2001 for total proceeds of $4.5 million of which $635,000 was received in cash and $1,865,000 is due at various dates through September 2002. Approximately $2.0 million of the proceeds was long-term debt assumed by the buyer of the trademark.

  For the last three years, the Company used significant amounts of cash from operations and despite the negative cash flows from operations, the Company was able to secure financing to support itself. While the proceeds from the trademark sale and improvements to its operations will reduce negative cash flows from operations, it may be necessary for the Company to obtain additional funds for operations in order to continue as a going concern until operations demonstrate the ability to generate sufficient cash flows to meet the needs of the Company.

  The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or liabilities which may result from the inability of the Company to continue as a going concern.


 NOTE C - BUSINESS COMBINATIONS AND DIVESTITURES

  Effective  September  22,  1999  the  Company  acquired  assets  of   Zirca
  Corporation ("Zirca") for $300,000 cash and 45,000 restricted common shares of the Company valued at $675,000. The acquisition of Zirca was accounted for as a purchase and the Company has allocated the excess purchase price over tangible assets acquired of approximately $360,000 to purchased software.

  Effective October  29, 1999  the Company  acquired the  assets and  assumed certain liabilities of Softgen International, Inc. ("Softgen"). Consideration for the acquisition consisted of 146,875 restricted shares of the Company's common stock and warrants to acquire another 117,500 shares at $24.00 per share, plus other consideration for a total value of $2.7 million, and certain former shareholders of Softgen received 39% ownership of the new corporation, uniView Softgen Corporation. As a result of the acquisition of Softgen, which was accounted for as a purchase, the Company allocated the excess purchase price over tangible assets acquired of approximately $2.2 million to purchased software based on an appraisal. During the third fiscal quarter ended March 31, 2000, certain adjustments were made to the purchase price and corresponding allocation of purchase price as the result of a more detailed analysis of the assets and liabilities assumed in the acquisition.

  All acquisitions have been accounted for as purchases and the operations of the purchased companies have been included in the Company's statement of operations since their date of acquisition.

  The  unaudited  pro   forma  information  set   forth  below  assumes   the
  acquisition of Softgen and Zirca had occurred on July 1, 1999. The information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time. For the year ended June 30, 2000, the pro forma information is as follows:

                                                        2000
                                                    -----------
    Revenues                                       $  9,947,827
    Net loss                                       $ 11,109,456

    Loss per common share                                $(4.56)


  Divestitures

  In October, 1998, the Company completed the sale of the stock of two of its wholly-owned subsidiaries, uniView Marketing Corporation (UMC) and CompuNet Support Systems, Inc. (CNSS). The consideration for the transaction was the assumption of the net liabilities of the subsidiaries and warrants to purchase 62,500 shares of stock of the Company at $4.00 per share. The warrants expire in three years and a gain of $1.66 million was recognized on the transaction.


 NOTE D - SUBSEQUENT EVENTS

  In July 2001, the Company borrowed an additional $500,000 from Sagemark Capital, L.P. ("Sagemark"), bringing the total principal of the loan to $2,000,000. In conjunction with the additional borrowings, 31,250 warrants were issued to purchase the Company's common stock.

  In September 2001, the Company sold the Curtis Mathes trademark for $4.5 million which included cash of $635,000 and payments totaling $1,865,000 due at various dates through September 2002. Approximately $2.0 million of the proceeds was long-term debt assumed by the buyer of the trademark.

  In September  2001, stockholders  approved a  one for  eight reverse  stock
  split.   All share and  per share  data give  effect to  the reverse  split applied retroactively as if it occurred on July 1, 1998.


 NOTE E - PROPERTY AND EQUIPMENT

  Property and equipment at June 30 consist of the following:

                                                 2001           2000
                                              ----------    ----------
    Equipment                                $ 3,348,634   $ 3,486,833
    Furniture and fixtures                       223,182       218,017
    Computer software                            215,637       188,738
    Vehicles                                     131,591       123,519
    Leasehold improvements                       202,917       177,333
                                              ----------    ----------
                                               4,121,961     4,194,440
    Less accumulated depreciation
      and amortization                        (3,466,403)   (3,136,899)
                                              ----------    ----------
                                             $   655,558   $ 1,057,541
                                              ==========    ==========

  Equipment under capital leases included above at June 30, 2001 and 2000 was $114,910 and $118,922, respectively, and the related accumulated amortization amounted to $49,936 and $11,832, respectively. Amortization of assets held under capital leases is included with depreciation expense.

  Depreciation expense for years ending June 30, 2001, 2000 and 1999 totaled $583,229, $1,313,241 and $1,417,760, respectively.


 NOTE F - OTHER ASSETS

  Other assets at June 30 consist of the following:

                                                 2001          2000
                                              ----------    ----------
    Purchased software                       $ 2,494,965   $ 2,494,965
    Product and software development costs       944,666       615,359
    Trademark                                  4,884,755     4,884,755
    Goodwill                                   1,420,333     1,420,333
    Other                                        209,103       109,128
                                              ----------    ----------
                                               9,953,822     9,524,540
    Less accumulated amortization             (3,457,410)   (2,124,461)
                                              ----------    ----------
                                             $ 6,496,412   $ 7,400,079
                                              ==========    ==========

  Purchased software is amortized in relation to expected revenue from the product or straight-line over a maximum of four years, whichever is greater. Amortization expense for the years ended June 30, 2001, 2000 and 1999 was $808,392, $291,154 and $-0-, respectively.

  Product and software development costs are being amortized over their estimated useful life of three years. Amortization expense for the years ended June 2001, 2000 and 1999 was $178,867, $1,345,803 and $1,276,772,
  respectively.

  The Company purchased the Curtis Mathes Corporation in 1993 and sold it in September 2001. The trademark was amortized on a straight-line basis over 20 years. Amortization expense was $244,237 for each of the years ended June 30, 2001, 2000, and 1999.

  Goodwill totaling $1,420,333 from 1998 acquisitions of VMI and CNS is being amortized over its estimated useful life of fourteen years. Amortization expense for each of the years ended June 30, 2001 and 2000 was $101,453, and $102,415 for 1999.


 NOTE G - LONG-TERM DEBT

  Long-term debt at June 30 consists of the following:

                                                 2001          2000
                                              ----------    ----------
  Secured note payable to a finance company
    collateralized by a security agreement
    in the Curtis Mathes Trademark with
    interest at 14%.
    Interest payments due monthly, principal
      is due December 7, 2005.               $ 1,500,000   $         -
    Other                                         55,556        51,958
                                              ----------    ----------
                                               1,555,556        51,958
      Less debt discount                        (176,350)            -
                                              ----------    ----------
                                               1,379,206        51,958
      Less current portion                       (22,576)      (51,958)
                                              ----------    ----------
                                             $ 1,356,630   $         -
                                              ==========    ==========

  The weighted average interest rate of borrowings outstanding at June 30, 2001 and 2000 is 13.8% and 10.7%, respectively.


 NOTE H - COMMITMENTS AND CONTINGENCIES

  Lease Commitments

  The Company leases equipment and facilities under various non-cancelable operating and capital leases which expire at various dates through fiscal 2005. The following are scheduled future minimum lease payments and sublease rental income at June 30, 2001:

                                                     Operating Leases
                                               -----------------------------
                                               Minimum    Sublease
 Year ending                        Capital     lease      rental
   June 30,                         leases     payments    income    Totals
   --------                         -------     -------    -------   -------
     2002                          $ 68,825    $407,111   $ 39,238  $367,873
     2003                            32,539     305,303     39,238   266,065
     2004                             7,034     184,373     39,238   145,135
     2005                                 -      76,822     16,349    60,473
                                    -------     -------    -------   -------
  Total minimum lease payments      108,398    $973,609   $134,063  $839,546
  Less amount representing                      =======    =======   =======
    interest                         (5,161)
                                    -------
  Present value of net minimum
    lease payments including
    current maturities of $71,741  $103,237
                                    =======

  Rental expense under operating leases for the years ended June 30, 2001, 2000, and 1999 was $616,327, $530,701 and $410,809, respectively.

  Litigation

  In October 2000, the Trustee in a bankruptcy filing subsequently filed an adversary proceeding against the Company alleging a preferential transfer under the bankruptcy code. Subsequent to June 30, 2001, the Company agreed to settle the legal action for a payment of $50,000. The settlement must be approved by the court and is currently scheduled for review.

  On July 26, 1999, the Company and a vendor agreed to settle a legal action. In return for a prepayment of $750,000 and 31,250 shares of its common stock whose market value at closing date was $14.72 per share, the Company received two years of television listing services from the vendor. The agreement required an additional annual fee of $70,000 and a nominal fee per customer. Subsequent to June 30, 2001, the agreement was fully paid and discharged.

  The Company is routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company in excess of the amount accrued for such purposes at June 30, 2001.


 NOTE I - CONCENTRATIONS OF CREDIT RISK

  During 2001, one customer represented 25% of sales, while in 2000 one customer represented 11% of sales. In 1999, no single customer represented more than 10% of sales. At June 30, 2001, one customer accounted for 50% of trade accounts receivable and at June 30, 2000, two customers represented 56% of trade accounts receivable.

  Management provides an allowance for doubtful accounts which reflects its estimate of the uncollectible receivables. In the event of non-performance, the maximum exposure to the Company is the recorded amount of the receivable at the balance sheet date. The Company's receivables are generally not secured.


 NOTE J - STOCKHOLDERS' EQUITY

  Preferred Stock

  The Company has 1,000,000 shares authorized of $1.00 par value cumulative preferred stock. The Company's articles of incorporation allow the board of directors to determine the number of shares and determine the relative rights and preferences of any series of preferred stock to be issued.

  At June 30, 2001 and 2000, the Company had issued and outstanding 30,000 Series A, 2 Series H, and 720 Series 1999 D-1 preferred shares. Series A preferred shares are non-convertible, redeemable at the Company's option and carry cumulative dividends of 6%. Series H preferred shares are convertible based upon conversion ratios as determined in the Certificate of Designation, redeemable at the Company's option and carry cumulative dividends of 5%. Series 1999-D1 preferred shares are convertible based upon conversion ratios as determined in the Certificate of Designation, redeemable at the Company's option and carry cumulative dividends of 5%.

  Dividends of $3,750, $1,875 and $1,875 on preferred stock were paid during the years ended June 30, 2001, 2000 and 1999, respectively. Non-cash dividends of $33,244 were paid during the year ended June 30, 2000 through the issuance of common stock. Cumulative dividends in arrears as of June 30, 2001 and 2000 amounted to $1,858,550 and $957,200, respectively.

  Common Stock

  Effective September 10, 2001, the Board of Directors amended the par value of the common stock from $0.10 to $0.80 per share in conjunction with a one for eight reverse stock split. The authorized number of shares was maintained at 80,000,000. All references throughout the financial statements to numbers of shares and per share amounts have been restated.

  Stock Options

  The Company  has  periodically granted  stock  options for  employment  and
  outside services received  during the years  reported.   These options  are
  treated as fixed, compensatory awards.

  The Company grants non-compensatory stock options to key employees and directors at market value at the date of grant. These options generally vest immediately; however, during 2001 and 2000, options covering 185,882 and 45,871 shares, respectively, vest over 3 years and during 1998, options covering 11,250 shares vest over 1.5 years.

  During 2001 and 2000, options issued with exercise prices less than market value resulted in compensation expense of $58,496 and $661,414, respectively. During 1999, options issued with exercise prices less than market value on the grant date were immaterial and, accordingly, no compensation expense has been recognized in this year. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and net loss per share for 2001, 2000 and 1999 would have been increased as follows:

                                    2001           2000          1999
                                 ----------    -----------    ----------
    Net loss
      As reported               $(6,622,458)  $(10,863,875)  $(6,297,353)
      Pro forma                  (9,755,688)   (13,961,374)   (6,414,539)

    Loss per share
      As reported                     (2.22)         (4.56)        (4.16)
    Pro forma                         (2.88)         (5.76)        (4.24)

  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                    2001            2000            1999
                                 ----------     -----------      ----------
    Expected volatility              150%           158%            175%
    Risk-free interest rate     4.33% - 5.75%       5.9%            5.5%
    Expected lives               1 to 3 years  1.5 to 3.75 years   3 years
    Dividend yield                    -              -               -


  Additional information with respect to all options outstanding at June 30, 2001, and changes for the three years then ended was as follows:


                       Above            Equal to        Below
                       market price     market price    market price
                   ------------------  ---------------  --------------

                            Weighted          Weighted         Weighted
                            average            average         average
                            exercise          exercise        exercise   Total
                   Options    price   Options  price  Options  price    Options
                   ------    ------   ------    ----- -------   -----   -------
 Outstanding at
   July 1, 1998     2,129   $117.12   11,250   $18.40  13,750  $24.24    27,129

 Granted            5,156     47.84   12,500    14.46   1,250   18.40    18,906
 Exercised              -         -        -        -  (1,397)   9.36    (1,397)
 Forfeited         (1,397)    54.64  (11,250)   18.40  (2,665)  13.12   (15,312)
                   ------    ------   ------    ----- -------   -----   -------
 Outstanding at
   June 30, 1999    5,888     71.28   12,500    14.64  10,938   29.84    29,326

 Granted          201,653     18.88        -        - 102,500   14.08   304,153
 Exercised              -         -        -        -       -       -         -
 Forfeited           (250)   180.00        -        -       -       -      (250)
                   ------    ------   ------    ----- -------   -----   -------
 Outstanding at
   June 30, 2000  207,291     20.24   12,500    14.64 113,438   15.60   333,229

 Granted          275,679     14.80    6,250    14.48   9,026   16.48   290,955
 Forfeited        (28,040)    17.68        -        -  (6,563)  16.48   (34,603)
                   ------    ------   ------    ----- -------   -----   -------
 Outstanding at
   June 30, 2001  454,930    $15.76  $18,750   $14.56 115,901  $15.68   589,581
                  =======     =====   ======    ===== =======   =====   =======

                                                Number    Weighted
                                              of shares    average
                                              underlying  exercise
                                                options     price
                                                --------    -----
    Options exercisable at June 30, 1999          29,326   $31.68
                                                 =======    =====
    Options exercisable at June 30, 2000         292,605   $16.88
                                                 =======    =====
    Options exercisable at June 30, 2001         558,519   $15.60
                                                 =======    =====

  For 2001, options granted above, equal to, and below market value had a weighted average fair value per share of $11.20, $11.92 and $16.08, respectively. For 2000, options granted above and below market value had a weighted average fair value per share of $12.64 and $18.40, respectively. For 1999, options granted above, equal to, and below market value had a weighted average fair value per share of $12.32, $12.56, and $12.80, respectively.

  Information about stock options outstanding at June 30, 2001 is summarized as follows:


                          Options outstanding             Exercisable
                  --------------------------------  ----------------------
                               Weighted
                               average    Weighted                Weighted
                              remaining    average                 average
      Range of                contractual exercise    Number      exercise
  exercise prices    Number     life       price    exercisable     price
  ---------------   ---------   -----     -------   -----------   --------
  $8.80 to $12.00     90,156    2.95      $11.92       90,156      $11.92
  $13.44 to $18.40   471,143    7.14       14.80      440,082       14.64
  $21.52 to $29.76    18,750    3.60       25.84       18,750       25.84
  $70.00 to $75.20     9,531    0.79       75.04        9,531       75.04

  Common stock warrants issued and outstanding at June 30, 2001 are summarized as follows:

                                                Weighted         Weighted
                                                 average         average
    Range of exercise price           Number  remaining life  exercise price
    ----------------------            ------  --------------  --------------
    $ 6.72 to $14.48                  52,500       9.38          $  7.36
    $16.00 to $28.00                 174,938       1.56            23.68
    $32.00 to $48.00                 157,500       3.26            33.92

  All outstanding warrants are exercisable at June 30, 2001, with the exception of 2,500 warrants which become exercisable in August 2001.

  In connection with the acquisition of Softgen, the Company issued warrants allowing the holders the ability to purchase 117,500 shares of the Company's common stock at a price of $24.00 per share, exercisable from the date of acquisition, October 29, 1999, for a period of three years.

  During 2001, warrants to acquire 168,750 shares of the Company's common stock were granted in connection with the issuance of long-term debt. The warrants have exercise prices of $6.72 to $12.00 and expire between December 2003 and March 2006. The value of the warrants, $188,850, is incuded as a discount on the debt net of accumulated amortization of
  $12,500. Additionally, warrants to purchase 12,500 shares of the Company's common stock were granted to a customer in connection with a sale of set-top boxes. The warrants have an exercise price of $28.00, expire in October 2005, and were valued at $180,000 and charged to selling expense during the fourth quarter 2001.

  During the year ended June 30, 2000, the Company issued warrants to acquire 45,344 shares of the Company's common stock to various entities in connection with their assistance in the raising of capital during the year. The warrants have exercise prices ranging from $16.00 to $48.00 and expire between June 2003 and March 2005.

  During the year ended June 30, 2000, warrants to purchase 214,781 shares of the Company's common stock were exercised for proceeds of $1,038,375. The warrants were issued in previous years in connection with the raising of capital for the Company and the exercise prices ranged from $3.20 to $20.00 per share.


 NOTE K - INCOME TAXES

  A reconciliation of income tax benefit computed by applying the U.S. Federal tax rates to the net loss and recorded income tax expense (benefit) is as follows:


                                        2001           2000          1999
                                      ----------    ----------    ----------
   Tax benefit at statutory rate     $(2,251,636)  $(3,693,718)  $(2,141,099)
   Non-deductible expenses                93,572       143,198       138,527
   Change in estimate for prior years          -       183,466             -
   Adjustment of net operating
     loss carryforwards                6,577,110             -             -
   Change in valuation allowance      (4,419,045)    3,439,968     2,069,295
   Other                                       -       (72,914)      (66,723)
                                      ----------    ----------    ----------
                                     $         -   $         -   $         -
                                      ==========    ==========    ==========


  The components of the Company's deferred income taxes at June 30, 2001 and 2000 are as follows:

                                                 2001         2000
                                              ----------   ----------
   Deferred tax liabilities
      Fixed assets                           $   (62,012) $   (62,011)
      Software and product development costs    (236,901)    (712,803)
      Deferred costs                             (16,029)    (119,027)
                                               ---------    ---------
                                                (314,942)    (893,841)
    Deferred tax assets
      Inventories                                 19,112        3,533
      Accounts receivable                          4,637        1,997
      Warranty                                     3,400       34,677
      Accrued liabilities                         30,500      113,560
      Deferred revenue                            83,312      328,258
      Net operating loss carryforwards        13,962,156   18,619,036
                                              ----------   ----------
                                              14,103,117   19,101,061
                                              ----------   ----------
      Net deferred tax asset                  13,788,175   18,207,220
      Valuation allowance                    (13,788,175) (18,207,220)
                                              ----------   ----------
                                             $         -  $         -
                                              ==========   ==========

  At June 30, 2001, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $40,553,000 which may be used to offset future taxable income, subject to provisions of the Internal Revenue Code, and will expire in various amounts in the years 2008 through 2021 if not utilized.


 NOTE L - PENSION AND OTHER BENEFIT PROGRAMS

  Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. The following table sets forth the funded status of the Company's defined pension plan at June 30:


                                           2000          1999          1998
                                         --------      --------      --------
    Actuarial present value of
      benefit obligations
    --------------------------
    Accumulated benefit obligation       $700,879      $781,466      $773,950

    Projected benefit obligation          700,879       781,466       773,950
    Plan assets at fair value             609,637       657,772       639,202
                                         --------      --------      --------
    Excess projected benefit obligation    91,242       123,694       134,748
                                         --------      --------      --------
    Net pension liability                $ 91,242      $123,694      $134,748
                                         ========      ========      ========
    Net pension cost includes
     the following components
    -------------------------
    Interest on unfunded liability       $  8,660      $  9,432      $ 10,826
    Actuarial (gain) loss                  (5,187)       10,437       (11,425)
                                         --------      --------      --------
    Net pension cost (benefits)          $  3,473      $ 19,869      $   (599)
                                         ========      ========      ========

  The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for 2001, 2000 and 1999 was 7.00%.



 NOTE M - NON-CASH INVESTING AND FINANCING ACTIVITIES

                                           2001          2000          1999
                                         ----------   ----------   ----------
 SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock for
    purchase of assets                  $         -   $2,290,893  $         -
                                         ==========    =========   ==========
  Conversion of debt to common stock    $         -   $2,788,723  $ 1,000,000
                                         ==========    =========   ==========
  Issuance of common stock warrants
    for expenses and services           $   212,619   $  682,500  $    27,500
                                         ==========    =========   ==========
  Stock compensation                    $    58,496   $  661,414  $         -
                                         ==========    =========   ==========
  Issuance of common stock
    for dividends                       $         -   $   33,244  $    11,261
                                         ==========    =========   ==========
  Sale of subsidiaries in
    consideration of sub-licenses       $         -   $        -  $ 1,660,217
                                         ==========    =========   ==========
  Sale of land for note                 $         -   $        -  $   250,000
                                         ==========    =========   ==========
  Redemption of Series 1998-A1
    Preferred Stock for Series 1999-D1
    and cancellation of warrants        $         -   $        -  $14,532,806
                                         ==========    =========   ==========
  Redemption of Series Q Preferred
    Stock for Series 1999-E             $         -   $        -  $ 2,400,000
                                         ==========    =========   ==========
  Issuance of warrants in connection
    with long-term debt                 $   188,600   $        -  $         -
                                         ==========    =========   ==========


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


 NOTE O - BUSINESS SEGMENT INFORMATION

  The Company is primarily engaged in high technology product sales and consulting and support services. The following tables set forth certain information with respect to the years ended June 30:

  The Company  has three  segments for  2001 and  two segments  for 2000  and
  1999:    Technology  product  sales,  technology  consulting  and   support
  services, and royalty from trademark licensing (new for 2001). The segments are differentiated by the products and services provided as follows:

    Product sales
    -------------
    This segment consists of set-top boxes, network equipment, computer cabling, computer telephony integration (CTI) and personal computer equipment and peripherals.

    Consulting and support services
    -------------------------------
    This segment consists of services for the implementation of e-business solutions, software support maintenance, and network development and support.

    Royalties
    ---------
    This segment consists of royalty income from licensing the Curtis Mathes Trademark.

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

                                          2001         2000         1999
                                       ----------   -----------   ----------
   Net revenues
     Product sales                    $ 5,434,527  $  7,710,606  $10,160,563
     Consulting and support services    2,765,958     1,435,099    1,325,495
     Royalties                          1,131,747             -            -
                                       ----------   -----------   ----------
                                      $ 9,332,232  $  9,145,705  $11,486,058
                                       ==========   ===========   ==========
   Operating loss
     Product sales                    $(2,924,871) $ (2,638,049) $(2,081,390)
     Consulting and support services   (1,937,387)   (1,154,461)    (460,314)
     Corporate                         (1,582,964)   (6,788,270)  (4,944,321)
                                       ----------    ----------   ----------
   Total operating loss                (6,445,222)  (10,580,780)  (7,486,025)
   Less interest expense                 (177,237)     (283,095)    (471,545)
   Gain on sale of subsidiaries                 -             -    1,660,217
                                       ----------   -----------   ----------
   Loss from continuing operations    $(6,622,459) $(10,863,875) $(6,297,353)
                                       ==========   ===========   ==========
   Identifiable assets
     Computer products and service    $ 3,783,772  $  8,023,184  $ 9,516,628
     Corporate                          5,053,588     4,500,020    4,564,139
                                       ----------   -----------   ----------
                                      $ 8,837,360  $ 12,523,204  $14,080,767
                                       ==========   ===========   ==========
   Depreciation, amortization
    and write-down
     Computer products and service    $   306,213  $  2,230,321  $ 2,769,607
     Corporate                          1,609,965     1,216,817      354,665
                                       ----------   -----------   ----------
                                      $ 1,916,178  $  3,447,138  $ 3,124,272
                                       ==========   ===========   ==========
   Capital expenditures
     Computer products and service    $   148,948  $    487,378  $    99,951
     Corporate                             28,286         8,000       26,247
                                       ----------   -----------   ----------
                                      $   177,234  $    495,378  $   126,198
                                       ==========   ===========   ==========
              uniView Technologies Corporation and Subsidiaries

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               For the years ended June 30, 2001, 2000 and 1999




                        Balance at  Charged to   Charged               Balance
                         beginning   costs and   to other               at end
 Description              of year    expenses   accounts  Deductions   of year
 -----------            ---------   ---------   --------  ----------  ---------
Year ended June 30, 1999
  Note receivable
    reserve              $224,417  $        -  $       -  $ (224,417) $       -
  Allowance for
    doubtful accounts      20,017     256,493          -    (200,000)    76,510

Year ended June 30, 2000
  Allowance for
    doubtful accounts     76,510            -          -     (70,636)     5,874

Year ended June 30, 2001
  Allowance for
    doubtful accounts      5,874       18,780          -     (11,017)    13,637

                       UNIVIEW TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES

                                EXHIBIT INDEX

 Exhibit                                                              Sequential
 Number               Description of Exhibits                              Page
 ------               -----------------------                              ----
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

 4.5 Series 1999-D1 Preferred Stock terms and conditions (filed as Exhibit "4.6" to the Company's Registration Statement on Form
           S-3 filed with the Commission on June 28, 1998 and incorporated
           herein by reference.)                                            N/A

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

 4.10      Form of warrant issued in connection with private placement to Founders Partners VI, LLC (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission on October 10, 2000 and incorporated herein by
           reference.)                                                      N/A

 4.11      Form of warrant issued to Sagemark Capital, L.P. in connection with a loan to the Company (filed as Exhibit "4.11" to the
           Company's Quarterly Report on Form 10-Q for the fiscal quarter
           ended December 31, 2000 and incorporated herein by reference.)   N/A

 10.1      Lease Agreement between the Company and CMD Realty Investment
           Fund II, L.P., dated October 18, 1999 pertaining to the property utilized as the corporate headquarters (filed as Exhibit "10.2"
           to the Company's Annual Report on Form 10-K for the fiscal year
           ended June 30, 2000 and incorporated herein by reference.)       N/A

 10.1.1    First Addendum to Lease Agreement between the Company and CMD
           Realty Investment Fund II, L.P., dated November 10, 1999
           pertaining to the property utilized as the corporate headquarters (filed as Exhibit "10.2.1" to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated
           herein by reference.)                                            N/A

 10.1.2 Second Addendum to Lease Agreement between the Company and CMD Realty Investment Fund II, L.P., dated January 10, 2000 pertaining to the property utilized as the corporate headquarters (filed as Exhibit "10.2.2" to the Company's Annual Report on
           Form 10-K for the fiscal year ended June 30, 2000 and
           incorporated herein by referenc                                  N/A

 10.2  **  Employment Contract with Mr. Custer dated as of July 1, 2000
           (filed as Exhibit "10.3" to the Company's Annual Report on Form
           10-K for the fiscal year ended June 30, 2000 and incorporated
           herein by reference.)                                            N/A

 10.3 ** Employment Contract with Mr. Robinson dated as of July 1, 2000 (filed as Exhibit "10.4" to the Company's Annual Report on Form
           10-K for the fiscal year ended June 30, 2000 and incorporated
           herein by reference.)                                            N/A

 10.4* **  Employment Contract with Mr. Hurst dated as of
           February 14, 2001.                                                55

 10.5* **  Employment Contract with Ms. Leland dated as of
           February 14, 2001.                                                64

 10.6      Database Service Agreement between TVData Technologies, L.P.
           and the Company dated August 1, 1999 (filed as Exhibit "10.17"
           to the Company's Annual Report on Form 10-K for the fiscal year
           ended June 30, 1999 and incorporated herein by reference.)       N/A

 10.7 **** Business Alliance Agreement between subsidiary uniView
           Technologies Products Group, Inc. and Zoned In, Inc. dated
           May 25, 2000 (filed as Exhibit "10.8" to the Company's Annual
           Report on Form 10-KA for the fiscal year ended June 30, 2000
           and incorporated herein by reference.)                           N/A

 10.8 **** Trademark License Agreement between the Company and Avmark, Inc. relating to the Curtis Mathes trademark, dated July 1, 2000
           (filed as Exhibit "10.9" to the Company's Annual Report on Form
           10-K for the fiscal year ended June 30, 2000 and incorporated
           herein by reference.)                                            N/A

 10.9 **** Global Purchase Agreement with HSBC Holdings plc relating to installation of computer telephony integration software by
           uniView Softgen Corporation in HSBC call centers, dated
           October 26, 1999 (filed as Exhibit "10.10" to the Company's
           Annual Report on Form 10-K for the fiscal year ended June
           30, 2000 and incorporated herein by reference.)                  N/A

 10.10 Agreement for Purchase and Assignment of Trademarks (filed as Exhibit "2" to the Company's Current Report on Form 8-K dated
           September 6, 2001 and incorporated herein by reference.)         N/A

 21*       Subsidiaries of the Company.                                      73
 _______________
 *  Filed herewith.

 ** Management contract or compensation plan or arrangement required to be filed as a exhibit pursuant to Item 14 (c).

 **** Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.