Form 10-Q
period 2001-09-30
UNIVIEW TECHNOLOGIES CORP
filed 2001-11-14
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.    YES   X    NO ____


      At November 6, 2001, there were 3,398,977 shares of Registrant's common stock outstanding.

                           GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------


                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.....................    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................    9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...........................................   11


                             PART II.
                         OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS.....................................   12

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.............   12

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   13

 ITEM 5.   OTHER INFORMATION.....................................   13

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................   14

 SIGNATURES......................................................   14

 EXHIBIT INDEX...................................................   15

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                   September 30      June 30
                                                       2001           2000
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $    491,077   $    580,601
   Trade accounts receivable, net                    1,129,528        561,257
   Notes receivable                                  1,865,000              -
   Inventories                                         151,653        223,449
   Prepaid expenses                                     86,614        153,532
   Other current assets                                 84,104        166,551
                                                   -----------    -----------
            Total current assets                     3,807,976      1,685,390

 PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                            542,931        655,558

 OTHER ASSETS
   Purchased software, net of                        1,231,987      1,395,419
     accumulated amortization
   Product and software development
     costs, net of accumulated amortization            632,816        696,768
   Trademark, net of accumulated amortization                -      3,088,161
   Goodwill, net of accumulated amortization         1,081,598      1,106,961
   Other                                               117,583        209,103
                                                   -----------    -----------
            Total other assets                       3,063,984      6,496,412
                                                   -----------    -----------
            Total assets                          $  7,414,891   $  8,837,360
                                                   ===========    ===========


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                   September 30      June 30
                                                       2001           2000
                                                   -----------    -----------
                                                   (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Current maturities of long-term debt           $     22,576   $     22,576
   Current maturities of obligations
     under capital leases                               56,841         71,741
   Trade accounts payable                              401,100        447,093
   Accrued and other current liabilities             1,019,387      1,558,984
   Deferred revenue                                    663,592        245,034
                                                   -----------    -----------
            Total current liabilities                2,163,496      2,345,428

 LONG TERM DEBT, less current maturities                28,100      1,356,630

 OBLIGATIONS UNDER CAPITAL LEASES, less
   current maturities                                   20,438         31,496
                                                   -----------    -----------
            Total liabilities                        2,212,034      3,733,554

 STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00
     par value; 1,000,000 shares authorized:
    Series A, 30,000 and 30,000 shares issued
      and outstanding at September 30, 2001
      and June 30, 2001, respectively
      (liquidation preference of $30,000
      and $30,000)                                      30,000         30,000
    Series H, 2 and 2 shares issued and
      outstanding at September 30, 2001
      and June 30, 2001, respectively
      (liquidation preference of $50,000
      and $50,000)                                           2              2
    Series 1999-D1, 720 and 720 shares
      issued and outstanding at September
      30, 2001 and June 30, 2001,
      respectively (liquidation preference
      of $18,000,000 and $18,000,000)                      720            720
   Common stock, $.80 par value; 80,000,000
      shares authorized; 3,398,977 shares
      issued and outstanding at September
      30, 2001, and June 30, 2001                    2,719,181      2,719,181
   Additional paid in capital                       62,675,571     62,331,133
   Accumulated deficit                             (60,222,617)   (59,977,230)
                                                   -----------    -----------
    Total stockholders' equity                       5,202,857      5,103,806
                                                   -----------    -----------
    Total liabilities and stockholders' equity    $  7,414,891   $  8,837,360
                                                   ===========    ===========

        The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Operations (Unaudited)
 Three Months Ended September 30,

                                                       2001          2000
                                                   -----------    -----------
 Revenues
   Product sales                                  $  1,268,039   $  1,461,474
   Services                                            321,470        994,263
   Royalties                                            50,153              -
                                                   -----------    -----------
            Total revenues                           1,639,662      2,455,737

 Cost of products and services
   Cost of product sales                               484,980        865,212
   Cost of services                                    151,600        686,996
                                                   -----------    -----------
            Total cost of products and services        636,580      1,552,208
                                                   -----------    -----------

            Gross margin                             1,003,082        903,529

 Operating expenses                                  1,871,735      2,684,647
                                                   -----------    -----------
            Operating loss                            (868,653)    (1,781,118)

 Other (income) expense
   Gain on sale of trademark                        (1,103,046)             -
   Interest and other income                           (16,591)      (130,652)
   Interest expense                                     90,128         24,750
                                                   -----------    -----------

             Total other (income) expense           (1,029,509)      (105,902)
                                                   -----------    -----------
   INCOME (LOSS) before extraordinary item             160,856     (1,675,216)

 Extraordinary Item
   Early extinguishment of debt                        406,243              -
                                                   -----------    -----------
   NET LOSS                                           (245,387)    (1,675,216)

 Dividend requirements on preferred stock              226,075        226,075
                                                   -----------    -----------
 Net loss attributable to common
  stockholders after extraordinary item           $   (471,462)  $ (1,901,291)
                                                   ===========    ===========
 Loss per common share - basic and diluted
    Loss before extraordinary item                $      (0.02)  $      (0.57)
    Extraordinary item                                   (0.12)             -
                                                   -----------    -----------
    Net Loss                                      $      (0.14)  $      (0.57)
                                                   ===========    ===========
 Weighted average common shares
 outstanding - basic and diluted                     3,398,977      3,353,526

        The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Three Months Ended September 30,

                                                       2001            2000
                                                   -----------     -----------
 Cash flows from operating activities
  Net loss                                        $   (245,387)   $ (1,675,216)
  Adjustments to reconcile net loss to
    cash used in operating activities:
       Depreciation and amortization                   421,686         387,230
       Sundry non-cash expenses                              -          19,877
       Gain on sale of trademark                    (1,103,046)              -
       Discount on debt                                 46,045               -
       Early extinguishment of debt                    406,243               -
       Changes in operating assets and liabilities
             Trade accounts receivable                (568,271)       (174,577)
             Inventories                                71,796        (130,422)
             Prepaid expense                            66,918          63,643
             Other current assets                      173,967        (427,786)
             Other assets                                    -          44,939
             Accounts payable and accrued
               liabilities                            (420,903)         38,824
             Deferred revenue                          418,558        (108,502)
                                                   -----------     -----------
               Cash and cash equivalents
                 used in operating activities         (732,394)     (1,961,990)

 Cash flows from investing activities
       Proceeds from sale of trademark                 185,000               -
       Purchase of property and equipment              (11,292)        (31,409)
       Additions to product and software
         development costs                                   -        (144,124)
                                                   -----------     -----------
       Cash and cash equivalents provided
         by (used in) investing activities             173,708        (175,533)

 Cash flows from financing activities
       Proceeds from long term debt                    500,000               -
       Proceeds from line of credit                          -       1,288,551
       Principal payments on line of credit                  -      (1,060,919)
       Principal payments on long-term debt             (4,880)         (7,425)
       Principal payments on capital lease
         obligations                                   (25,958)        (30,251)
       Net proceeds from equity transactions                 -       2,000,000
                                                   -----------     -----------
       Cash and cash equivalents
         provided by financing activities              469,162       2,189,956

 Net increase (decrease) in cash and cash
   equivalents                                         (89,524)         52,433

 Cash and cash equivalents, beginning of period        580,601       1,422,167
                                                   -----------     -----------
 Cash and cash equivalents, end of period         $    491,077    $  1,474,600
                                                   ===========     ===========
 Supplemental information:
   Cash paid for interest                         $     69,741    $     24,750
   Non-cash investing and financing activities
     Debt relieved upon sale of trademark         $  2,000,000    $          -
     Notes receivable from sale of trademark      $  1,865,000    $          -

         The accompanying notes are an integral part of these statements.


              UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                                 (Unaudited)


 BASIS OF PRESENTATION

      The interim consolidated financial statements and summarized notes included herein were prepared, without audit, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with U.S. GAAP were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in the Company's Annual Report on Form 10-K for the preceding fiscal year. These interim financial statements and notes hereto reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results, however, should not be construed as necessarily indicative of future earnings.


 DISPOSITION OF ASSETS

      In September 2001, the Company sold the Curtis Mathes trademark for $4.5 million which included cash of $635,000, $450,000 of which was received in June 2001, and notes receivable totaling $1,865,000 due at various dates through September 2002. Approximately $2.0 million of the proceeds was long-term debt assumed by the buyer of the trademark. The Company had a gain of $1,103,046 on the sale of the trademark.


 CREDIT AGREEMENT/NOTES PAYABLE

      All of the Company's long term debt owed to Sagemark Capital, L.P. was removed pursuant to the sale agreement for the Curtis Mathes trademark, whereby the buyer assumed the debt and the Company was released from liability.

      Outstanding notes payable at the end of the period were $50,676.


 REVERSE STOCK SPLIT

      In September 2001, the Company stockholders approved a one for eight reverse stock split. All share and per share data give effect to the reverse split applied retroactively as if it occurred at the beginning of the earliest period presented.


 LOSS PER SHARE

      Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. As the Company has incurred net losses allocable to common stockholders for the periods presented, there are no dilutive securities in the three-month periods ended September 30, 2001 and 2000. The effect of preferred stock dividends on the amount of losses allocable to common stockholders was $.07 for each of the three months ended September 30, 2001 and 2000.

      Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 440,344 and 256,219 for the three months ended September 30, 2001 and 2000, respectively. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 589,552 and 586,208 for the three months ended September 30, 2001 and 2000, respectively.


 BUSINESS SEGMENT INFORMATION

      During 2001 and 2000, the Company was primarily engaged in the development of advanced digital set top boxes and related supporting technologies, computer systems integration, and computer telephony integration (CTI) software. The following tables set forth certain information with respect to the three months ended September 30:


                                   2001                 2000
                               -----------          -----------
 Net revenues:
      Product sales           $  1,268,039         $  1,461,474
      Services                     321,470              994,263
      Royalties                     50,153                    -
                               -----------          -----------
                              $  1,639,662         $  2,455,737
                               ===========          ===========
 Operating loss:
      Product sales           $    (37,542)        $   (484,397)
      Services                      19,275             (526,936)
      Corporate                   (833,795)            (639,133)
                               -----------          -----------
 Total operating loss             (852,062)          (1,650,466)

 Less interest expense             (90,128)             (24,750)
 Gain on sale of trademark       1,103,046                    -
                               -----------          -----------
 Net income (loss) before
   extraordinary item              160,856           (1,675,216)
                               -----------          -----------
 Extraordinary item               (406,243)                   -
                               -----------          -----------
 Net loss after
   extraordinary item         $   (245,387)        $ (1,675,216)
                               ===========          ===========



 NEW ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually as well as in the event of an impairment indicator. The Company will adopt SFAS 142 effective July 1, 2002. For the quarter ended September 30, 2001, goodwill amortization increased net loss and loss per share by approximately $25,000 and $.01 per share, respectively.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt SFAS 144 for fiscal years beginning after December 15, 2001.

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

                                   Overview

      uniView Technologies Corporation offers competencies and expertise in creating solutions for video on demand. Our primary focus is the development of advanced digital media technologies, such as broadband connectivity and computer telephony integration (CTI) software (Customer Service Support Software). We market our products and services both domestically and internationally focusing on telecommunications, hospitality, utilities, banking, multilevel marketing, and other Fortune 1,000 companies. More information about us can be found at our Web site, www.uniView.com. Information shown or otherwise linked on the Web site is not incorporated in any prior or future filings of the Company under the 1933 Act or the 1934 Act, unless we specifically incorporate such information by reference, and such information shall not otherwise be deemed filed under such Acts.

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended September 30, 2001. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2001.

                            Results of Operations

      Revenues. Total revenues for the first fiscal quarter ended September 30, 2001 were $1,640,000, compared to $2,456,000 for the same quarter last year. The decrease is primarily a result of redirecting Network America, Inc. from equipment and product sales to higher margin service contracts.

      Gross Margin. Gross margin for the first fiscal quarter was approximately $1,003,000, compared to $904,000 for the same quarter last year, an 11% increase. Gross margin, as a percentage of sales, in the first fiscal quarter this year was 61%, compared to 37% for the same quarter last year. These increases for the period are largely attributable to higher margins achieved through the sale of CTI products and support services and by a reduced reliance on hardware and network sales.

      Operating Expenses. Total operating expenses for the first fiscal quarter were reduced by 30% to $1,872,000, compared to $2,685,000 for the same period in 2000. Significant components of operating expenses for the three months ended September 30, 2001 and 2000 consisted of the following:

                                            2001               2000
                                         ----------         ----------
 Compensation                           $   902,600        $ 1,389,400
 Facilities                                 127,100            129,300
 Depreciation                               123,900            157,500
 Online service expense                      56,000            209,700
 Amortization of software development
   costs, trademark, and goodwill           297,800            229,800
 Legal expense and professional fees         54,600            120,300
 Sales and marketing expenses                18,000             78,700
 Other                                      291,700            369,900
                                         ----------         ----------
 Total                                  $ 1,871,700        $ 2,684,600


 Other expenses include public company cost, telephone, travel, office, insurance and other general and administrative expenses. The overall $813,000 decrease is primarily attributable to reduced compensation expenses due to a reduction in number of employees.

      Extraordinary Item. During the first fiscal quarter ended September 30, 2001, we extinguished $2 million in debt in connection with the sale of the Curtis Mathes trademark. As we had issued warrants in connection with the loan and were amortizing these costs over the life of the loan, upon early extinguishment of the debt, all of the costs were accelerated. This non-recurring expense is disclosed as an extraordinary item on the financial statements for the first fiscal quarter.

      Net Income. Before giving effect to the extraordinary item, we had net income of $161,000 for the first fiscal quarter, compared to a loss of $1,675,000 for the same quarter last year. The substantial improvement is attributable to the gain on the trademark sale, an emphasis on our core businesses of CTI software and digital media devices, as well as ongoing cost-cutting measures and other management efficiencies.

                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used in operations for the fiscal quarters ended September 30, 2001 and 2000 were approximately $732,000, including a one-time gain of $1,103,046 on the sale of the trademark, and $1,962,000, respectively. Major components of cash flows from operations for the current quarter included $422,000 for depreciation and amortization, $406,000 for early extinguishment of debt, and $419,000 for deferred revenue.

      Cash Flows From  Investing Activities.   During the  first quarter,  we
 purchased $11,000 of property, plant, and equipment as compared to $31,000 during the same period last year.

      Cash Flows from Financing Activities. We generated net cash from financing activities of approximately $469,000 during the quarter ended September 30, 2001. These funds consisted of loan proceeds from Sagemark received during the period. During the same quarter last year, we generated $2,190,000 from financing activities, primarily from the sale of 735,295 shares of common stock.


                                Other Matters

 Cash Flow

      Although cash used in operations during the first fiscal quarter decreased substantially from the same period last year, we did not achieve a positive cash flow from operations. The net income shown for the period was achieved primarily through the sale of assets. Accordingly, we continue to rely on cash on hand, collection of accounts receivable, as well as potential borrowing arrangements to fund operations until a positive cash flow from operations can be achieved. We have structured our business plan and operations to minimize negative cash flow and we expect to achieve a positive cash flow in the current fiscal year; however, if we are unable to achieve a positive cash flow from operations, additional financing or equity placements may be necessary to supplement our cash requirements. Although we believe that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to us or that they will be available upon favorable terms.


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

      We are exposed to interest rate risk primarily through our borrowing activities, which are described in the "Long-Term Debt" Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year ended June 30, 2001, which are incorporated herein by reference.


                         PART II - OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS

      All matters in controversy relating to our involvement in the action heretofore pending in the United States Bankruptcy Court, Northern District of Texas, Dallas/Fort Worth/Wichita Falls Divisions under Case No. 398-34353-RCM-7 (Chapter 7), Adversary No. 00-3512, styled In Re: DataTell Solutions, Inc., Debtor; Jeffrey Mims, Chapter 7 Trustee of the Estate of DataTell Solutions, Inc., Plaintiff, vs. uniView Technologies Corporation, Video Management, Inc., Alscomm, Inc. and Albert B. Greco, Jr., Defendants have been settled for a payment of $50,000 to the Trustee and we have been dismissed with prejudice from the action. This amount was accrued in fiscal year 2001 and paid during the first quarter of fiscal year 2002.


 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      Reverse Stock Split. In September 2001, the stockholders approved and we implemented a one for eight reverse split of our outstanding shares of common stock to bring us into compliance with the continued listing requirements for the Nasdaq SmallCap Market, which require a minimum $1 bid price on common stock. The immediate effect of the split was an eight-fold increase in the trading price per share and a similar decrease in the total number of post-split common shares outstanding. For example, a shareholder owning 8,000 pre-split shares at a stock price of $.20 per share would own 1,000 post-split shares at a stock price of $1.60 per share. Outstanding pre-amendment shares totaling 27,191,816 were reduced to approximately 3,398,977 outstanding post-amendment shares, fractional shares being rounded up to the nearest whole share. The exercise price of outstanding warrants and options to purchase Common Stock were automatically adjusted accordingly, as well as the conversion price for outstanding preferred stock. All share data give effect to the reverse split applied retroactively as if it occurred at the beginning of the earliest period presented.

      Equity securities. Issuances of equity securities during the reporting period that were not registered under the Securities Act of 1933 consisted of the following:

      On July 25, 2001 we issued warrants to purchase 31,250 shares of our common stock to accredited investors in connection with a loan to the Company. The warrants are exercisable for five years at an exercise price of $32.00 per share; however, the warrants are subject to a contingency that upon satisfaction of the anti-dilution provisions of the Company's outstanding Series 1999 D-1 Preferred Stock, the exercise price will be adjusted to par value.

      On September 25, 2001 we issued warrants to purchase 50,000 shares of our common stock to accredited investors for a finder's fee in connection with a loan to the Company. The warrants are exercisable through December 7, 2003 at an exercise price of $32.00 per share; however, the warrants are subject to a contingency that upon satisfaction of the anti-dilution provisions of the Company's outstanding Series 1999 D-1 Preferred Stock, the exercise price will be adjusted to par value.

      On September 25, 2001 we issued warrants to purchase 43,750 shares of our common stock to accredited investors for a finder's fee in connection with a loan to the Company. The warrants are exercisable through March 15, 2004 at an exercise price of $32.00 per share; however, the warrants are subject to a contingency that upon satisfaction of the anti-dilution provisions of the Company's outstanding Series 1999 D-1 Preferred Stock, the exercise price will be adjusted to par value.

      On September 25, 2001 we issued warrants to purchase 50,000 shares of our common stock to accredited investors for a finder's fee in connection with the sale of the Curtis Mathes trademark. The warrants are exercisable through September 5, 2004 at an exercise price of $32.00 per share; however, the warrants are subject to a contingency that upon satisfaction of the anti-dilution provisions of the Company's outstanding Series 1999 D-1 Preferred Stock, the exercise price will be adjusted to par value.

      All of the foregoing issuances were made pursuant to the exemption from registration provided by SEC Regulation D, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, and (c) the investor or its purchaser representative were advised of the limitations on resale of the common stock.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held a Special Shareholders' Meeting on September 6, 2001. Of our 27,191,816 common shares issued and outstanding as of August 10, 2001, the Record Date, 24,044,828 were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting. The following proposal was approved by the required number of shares represented at the meeting:

      1. Adoption of directors' proposal to amend the Articles of Incorporation of the Company to set its Common Stock to a par value not in excess of $.80, and to implement a reverse stock split not in excess of one (1) for eight (8).

      FOR: 20,314,789          AGAINST: 3,658,802       ABSTAIN: 71,237


 ITEM 5.   OTHER INFORMATION

      Sale of assets. In September 2001, we sold the Curtis Mathes brand to an investment group for $4.5 million, consisting of $635,000 in cash, assumption and release of $2 million in debt and $1,865,000 in a note receivable, payable at various times and amounts through September 2002. The value of the sale was based on an estimated four years of projected royalty stream from the brand.

      Nasdaq compliance. Our Common Stock is currently listed on the Nasdaq SmallCap Market ("Nasdaq SmallCap"). In order to continue to be listed on the Nasdaq SmallCap we must maintain, among other things, a minimum bid price of $1.00 per share. We had previously received a Nasdaq Staff Determination indicating that we failed to comply with the minimum bid price requirement and that our securities were subject to delisting from the Nasdaq SmallCap. Thereafter, we were granted an exception from those requirements by a Nasdaq Listing Qualifications Panel. The exception required us to attain a closing bid price of at least $1 per share on or before September 10, 2001 and maintain a closing bid price of at least $1 for a minimum of 10 consecutive trading days immediately thereafter.

      After the events of September 11, 2001, Nasdaq implemented a moratorium on the minimum bid price requirement. Under the moratorium, that requirement will be suspended until January 2, 2002, at which time the 30- and 90-day periods provided by Marketplace Rule 4310(c)(8)(B) will start anew. This means that we will be considered non-compliant only if we fail to satisfy the applicable standard for 30 consecutive trading days following January 1, 2002. We would then be afforded a 90 calendar day grace period in which to regain compliance. Based on the foregoing, the exception previously imposed upon us by the Panel was removed, the Nasdaq hearing file was closed and we were notified of our continued listing on the Nasdaq SmallCap.


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:
           Reference is made to the Exhibit Index beginning on page 15 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

      (b)  Reports on Form 8-K:
           During the three months ended September 30, 2001 the Company filed one Current Report on Form 8-K dated September 6, 2001 reporting the sale of the Curtis Mathes trademark.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               uniView Technologies Corporation
                                    (Registrant)

                               By: /s/ PATRICK A. CUSTER
                               -------------------------
                                    Patrick A. Custer
                                    Chief Executive Officer
                                    (Principal Financial and
                                    Duly Authorized Officer)

 Date:     November 14, 2001

                       UNIVIEW TECHNOLOGIES CORPORATION
                               and Subsidiaries

                           EXHIBIT INDEX

 Exhibit                                                         Sequential
 Number               Description of Exhibits                    Page Number
 ---------------------------------------------------------------------------
 2 Agreement for Purchase and Assignment of Trademarks (filed as Exhibit "2" to the Company's Current Report on Form 8-K dated
        September 6, 2001 and incorporated herein by reference.)         N/A

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
                                                                         N/A

 4.12*  Form of warrant issued to Highland Holdings for a finder's fee in
        connection with the Sagemark loan to the Company.                17

 4.13*  Form of warrant issued to Massive Capital, LLC for a finder's fee
        in connection with the sale of the Curtis Mathes trademark.      22
 _______________
 *  Filed herewith.