Form 10-Q
period 2001-12-31
UNIVIEW TECHNOLOGIES CORP
filed 2002-02-14
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.    YES   X    NO ___

      At January 31, 2002, there were 3,398,977 shares of Registrant's common stock outstanding.

                           GENERAL INDEX
                                                                     Page
                                                                    Number
 ---------------------------------------------------------------------------

                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS......................     3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS....................     9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK...................................................    13


                             PART II.
                         OTHER INFORMATION


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................    13

 SIGNATURES.......................................................    13

 EXHIBIT INDEX....................................................    14

                      PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets



                                                   December 31      June 30
                                                       2001           2001
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $  1,006,986   $    580,601
   Trade accounts receivable, net                      494,968        561,257
   Notes receivable                                  1,185,000              -
   Inventories                                         189,232        223,449
   Prepaid expenses                                     70,868        153,532
   Other current assets                                 93,290        166,551
                                                   -----------    -----------
            Total current assets                     3,040,344      1,685,390

 PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                            287,275        655,558

 OTHER ASSETS
   Purchased software, net of
     accumulated amortization                          978,590      1,395,419
   Product and software development
     costs, net of accumulated amortization            560,238        696,768
   Trademark, net of accumulated amortization                -      3,088,161
   Goodwill, net of accumulated amortization         1,056,235      1,106,961
   Other                                               117,496        209,103
                                                   -----------    -----------
            Total other assets                       2,712,559      6,496,412
                                                   -----------    -----------
            Total asset                           $  6,040,178   $  8,837,360
                                                   ===========    ===========


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                   December 31      June 30
                                                       2001           2001
                                                   -----------    -----------
                                                   (Unaudited)
           LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Current maturities of long-term debt           $     19,197   $     22,576
   Current maturities of obligations
     under capital leases                               46,994         71,741
   Trade accounts payable                              350,665        447,093
   Accrued expenses                                    702,192      1,108,984
   Deposits                                            910,000        450,000
   Deferred revenue                                    115,747        245,034
                                                   -----------    -----------
             Total current liabilities               2,144,795      2,345,428

 LONG TERM DEBT, less current maturities                26,564      1,356,630

 OBLIGATIONS UNDER CAPITAL LEASES, less
   current maturities                                   15,562         31,496
                                                   -----------    -----------
             Total liabilities                       2,186,921      3,733,554

 STOCKHOLDERS' EQUITY

    Preferred stock, cumulative, $1.00 par
      value; 1,000,000 shares authorized:
      Series A, 30,000 and 30,000 shares issued
        and outstanding at December 31, 2001
        and June 30, 2001, respectively
        (liquidation preference of $30,000
        and $30,000)                                    30,000         30,000
      Series H, 2 and 2 shares issued and
        outstanding at December 31, 2001
        and June 30, 2001, respectively
        (liquidation preference of $50,000
        and $50,000)                                         2              2
      Series 1999-D1, 720 and 720 shares
        issued and outstanding at December
        31, 2001 and June 30, 2001,
        respectively (liquidation preference
        of $18,000,000 and $18,000,000)                    720            720
   Common stock, $.80 par value; 80,000,000
        shares authorized; 3,398,977 shares
        issued and outstanding at December
        31, 2001, and  June 30, 2001                 2,719,181      2,719,181
    Additional paid in capital                      62,675,571     62,331,133
    Accumulated deficit                            (61,572,217)   (59,977,230)
                                                   -----------    -----------
             Total stockholders' equity              3,853,257      5,103,806
                                                   -----------    -----------
             Total liabilities and
               stockholders' equity               $  6,040,178   $  8,837,360
                                                   ===========    ===========

      The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION  and Subsidiaries
 Consolidated Statements of Operations (Unaudited)

                                       Three months ended             Six months ended
                                    December 31   December 31    December 31    December 31
                                        2001          2000          2001           2000
                                    ----------    ----------     ----------     ----------
 Revenues
   Product sales                   $   314,396   $ 2,064,054    $ 1,582,435    $ 3,525,528
   Services                            513,461       856,918        834,931      1,851,181
   Royalties                                 -       187,500         50,153        312,500
                                    ----------    ----------     ----------     ----------
     Total revenues                    827,857     3,108,472      2,467,519      5,689,209

 Cost of products and services
   Cost of product sales               112,476     1,278,965        597,456      2,144,177
   Cost of services                    241,658       550,535        393,258      1,237,531
                                    ----------    ----------     ----------     ----------
     Total cost of products
       and services                    354,134     1,829,500        990,714      3,381,708
                                    ----------    ----------     ----------     ----------

     Gross margin                      473,723     1,278,972      1,476,805      2,307,501

 Operating expenses
   Sales expense                        13,462       131,494         31,420        210,196
   G & A expense                     1,368,435     2,331,127      2,804,925      4,549,842
   Depreciation and amortization       464,495       427,293        881,781        814,523
                                    ----------    ----------     ----------     ----------
     Total operating expenses        1,846,392     2,889,914      3,718,126      5,574,561
                                    ----------    ----------     ----------     ----------
     Operating loss                 (1,372,669)   (1,610,942)    (2,241,321)    (3,267,060)

 Other (income) expense
   Gain on sale of trademark                 -             -     (1,103,046)             -
   Interest and other income           (27,914)      (10,930)       (44,505)       (16,582)
   Interest expense                      3,786        31,358         93,915         56,108
                                    ----------    ----------     ----------     ----------
     Total other (income) expense      (24,128)       20,428     (1,053,636)        39,526
                                    ----------    ----------     ----------     ----------
     Loss before extraordinary item (1,348,541)   (1,631,370)    (1,187,685)    (3,306,586)

 Extraordinary Item - early
    extinguishment of debt                   -             -       (406,243)             -

      Net loss                      (1,348,541)   (1,631,370)    (1,593,928)    (3,306,586)

  Dividend requirements on
    preferred stock                    226,075       226,075        452,150        452,150
                                    ----------    ----------     ----------     ----------
  Net loss attributable to
    common stockholders after
    extraordinary item             $(1,574,616)  $(1,857,445)   $(2,046,078)   $(3,758,736)
                                    ==========    ==========     ==========     ==========
  Loss per common share - basic
    and diluted
    Loss before extraordinary item $     (0.46)  $     (0.55)   $     (0.48)   $     (1.11)
    Extraordinary item                       -             -          (0.12)             -
                                    ----------    ----------     ----------     ----------
    Net Loss                       $     (0.46)  $     (0.55)   $     (0.60)   $     (1.11)
                                    ==========    ==========     ==========     ==========
  Weighted average common shares
  outstanding - basic and diluted    3,398,977     3,398,977      3,398,977      3,376,376


      The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Six Months Ended December 31,


                                                       2001            2000
                                                   -----------     -----------
    Cash flows from operating activities
      Net loss                                    $ (1,593,928)   $ (3,306,586)
      Adjustments to reconcile net loss to
        cash used in operating activities:
        Depreciation and amortization                  881,781         814,523
        Write-off of fixed assets                      143,549               -
        Other                                            5,475          26,879
        Gain on sale of Curtis Mathes trademark     (1,103,046)              -
        Discount on debt                                46,045               -
        Early extinguishment of debt                   406,243               -
        Changes in operating assets
          and liabilities:
                 Trade accounts receivable              66,159        (518,312)
                 Inventories                            28,872          (3,610)
                 Prepaid expense                        82,664         122,774
                 Other current assets                  164,219         283,988
                 Other assets                                -         (88,603)
                 Accounts payable and accrued
                   liabilities                         125,780          92,869
                 Deferred revenue                     (129,287)       (352,290)
                                                   -----------     -----------
        Cash and cash equivalents used in
          operating activities                        (875,474)     (2,928,368)

    Cash flows from investing activities
           Proceeds from sale of trademark             865,000               -
           Purchase of property and equipment          (11,606)       (132,411)
           Additions to product and software
             development costs                               -        (150,957)
                                                   -----------     -----------
        Cash and cash equivalents provided
          by (used in) investing activities            853,394        (283,368)

    Cash flows from financing activities
           Proceeds from long term debt                      -       1,000,000
           Proceeds from long term debt                500,000               -
           Proceeds from line of credit                      -       1,746,003
           Principal payments on line of credit              -      (2,067,445)
           Principal payments on long-term debt         (9,795)        (15,970)
           Principal payments on capital lease
             obligations                               (40,681)        (55,119)
           Dividends paid                               (1,059)         (2,500)
           Net proceeds from equity transactions             -       2,000,000
                                                   -----------     -----------
        Cash and cash equivalents provided
          by financing activities                      448,465       2,604,969

    Net increase (decrease) in cash and cash
      equivalents                                      426,385        (606,767)
    Cash and cash equivalents, beginning of period     580,601       1,422,167
                                                   -----------     -----------
    Cash and cash equivalents, end of period      $  1,006,986    $    815,400
                                                   ===========     ===========
    Supplemental information
     Cash paid for interest                       $     73,492    $     56,107
     Non-cash investing and financing activities:
       Debt relieved upon sale of trademark       $  2,000,000               -
       Notes receivable from sale of trademark    $  1,185,000               -
       Warrants issued in connection with debt    $    275,938               -
       Warrants issued in connection with sale
         of trademark                             $     68,500               -


      The accompanying notes are an integral part of these statements.


              UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2001
                                 (Unaudited)

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

 DISPOSITION OF ASSETS

      In September 2001, the Company sold the Curtis Mathes trademark for $4.5 million, consisting of cash and notes receivable. $450,000 in cash was received in June 2001. At December 31, 2001, a total of $1,315,000 of the purchase price had been received in cash, leaving an aggregate principal balance due on notes receivable totaling $1,185,000 due at various dates through September 2002. In connection with the sale, the Company was further released from approximately $2.0 million of long-term debt, which was assumed by the buyer of the trademark. The Company had a gain of $1,103,046 on the sale of the trademark.

      The Company wrote off the remaining assets of $143,549 relating to a prior acquisition, as these assets are no longer being utilized.


 CREDIT AGREEMENT/NOTES PAYABLE

      All of the Company's long term debt owed to Sagemark Capital, L.P. was removed pursuant to the sale agreement for the Curtis Mathes trademark, whereby the buyer assumed the debt and the Company was released from liability.

      Outstanding notes payable at the end of the period were $45,761, which represents the principal balance remaining due on three vehicles utilized at the Network America subsidiary.


 REVERSE STOCK SPLIT

      In September 2001, the Company stockholders approved a one for eight reverse stock split. All share and per share data give effect to the reverse split applied retroactively as if it occurred at the beginning of the earliest period presented.


 LOSS PER SHARE

      Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. As the Company has incurred losses for the periods presented, there are no dilutive securities in the three and six-month periods ended December 31, 2001 or 2000. The effect of preferred stock dividends on the amount of losses allocable to common stockholders was $.07 per share for each of the three months and $.13 per share for each of the six months ended December 31, 2001 and 2000, respectively.

      Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 440,344 and 265,214 for the three months and 436,268 and 260,653 for the six months ended December 31, 2001 and 2000, respectively. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 954,530 and 601,333 for the three months and 771,094 and 494,759 for the six months ended December 31, 2001 and 2000, respectively.


 SUBSEQUENT EVENT

      On January 16, 2002, the Company completed a source code license to one of its largest customers of its uniView Softgen product. The sale resulted in the Company receiving $1.3 million in cash. The buyer also hired six of the Company's employees. The Company is actively marketing similar source code licenses to other customers. Although the agreement was signed with the customer in December 2001, the software was not delivered until January 2002, causing recognition of the revenue to be deferred until January 2002.


 BUSINESS SEGMENT INFORMATION

      During 2001 and 2000, the Company was primarily engaged in the development of advanced digital entertainment devices and related supporting technologies, computer systems integration, and computer telephony integration software. The following tables set forth certain information with respect to the three and six months ended December 31:


                                            Three Months Ended                  Six Months Ended
                                       December 31       December 31      December 31      December 31
                                           2001              2000             2001             2000
                                      ------------     -------------     -------------     ------------
 Net Revenues:
      Product sales                  $     314,396    $    2,064,054    $    1,582,435    $   3,525,528
      Services                             513,461           856,918           834,931        1,851,181
      Royalties                                  -           187,500            50,153          312,500
                                      ------------     -------------     -------------     ------------
                                     $     827,857    $    3,108,472    $    2,467,519    $   5,689,209

 Operating loss:
      Product sales                  $    (415,004)    $    (562,122)  $      (452,545)   $  (1,046,519)
      Services                             (87,274)         (477,218)          (67,999)      (1,004,154)
      Corporate                           (870,391)         (571,602)       (1,720,777)      (1,216,387)
                                      ------------     -------------     -------------     ------------
 Total operating loss                   (1,372,669)       (1,610,942)       (2,241,321)      (3,267,060)

 Less interest expense                      (3,786)          (31,358)          (93,915)         (56,108)
 Gain on sale of trademark                       -                 -         1,103,046                -
 Interest and other income                  27,914            10,930            44,505           16,582
                                      ------------     -------------     -------------     ------------
 Net loss before extraordinary item     (1,348,541)       (1,631,370)       (1,187,685)      (3,306,586)
                                      ------------     -------------     -------------     ------------
 Extraordinary item - early
       extinguishment of debt                    -                 -          (406,243)               -
                                      ------------     -------------     -------------     ------------
 Net loss after extraordinary item   $  (1,348,541)   $   (1,631,370)   $   (1,593,928)   $  (3,306,586)
                                      ============     =============     =============     ============

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

                                   Overview

      uniView Technologies Corporation and its subsidiaries (the "Company") offer enhanced digital media solutions to customers worldwide. Our digital entertainment devices enable the delivery of the highest quality video, audio and gaming features through the Internet to a television set.

     We offer contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration (CTI) software products and services. CIMphony facilitates communication between a customer service representative and their customer by allowing contact centers to customize and incorporate voice, data and Internet communications into their customer interactions.

      We market our products and services to hospitality, utility, banking and telecommunication companies. Due to the open architecture of our products, they can be readily customized to a specific customer's requirements. This feature is not limited by geographical boundaries and our products can be configured for international customers, as well as domestic. We believe that our easily adaptable products position us at the forefront of the emerging interactive broadband and CTI industries.

      More information about us can be found at our Web site, www.uniView.com. Information shown or otherwise linked on the Web site is not incorporated in any prior or future filings of the Company under the 1933 Act or the 1934 Act, unless we specifically incorporate such information by reference, and such information shall not otherwise be deemed filed under such Acts.

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended December 31, 2001. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2001.

                            Results of Operations

      Revenues. Total revenues for the second fiscal quarter ended December 31, 2001 were approximately $828,000, compared to $3.1 million for the same quarter last year. For the six months ended December 31, 2001, total revenues decreased to $2.5 million, compared to $5.7 million for the same period last year. The decreases primarily are due to the general downturn involving technology companies and the ongoing conversion of Network America to a service-intensive operation.

 uniView Softgen. Revenues for uniView Softgen for the second fiscal quarter ended December 31, 2001 were approximately $342,000, compared to $1.2 million for the same quarter last year. For the six months ended December 31, 2001, revenues decreased to $1.2 million, compared to $1.7 million for the same period last year. As a result of the deferral of the revenues from the source code license sale as discussed under caption "Subsequent Event" on pages 8 and 12 of this 10-Q Report, we will report $1.3 million in revenues in the next quarter from this transaction. We expect future revenues to be generated primarily through sales of source code licenses to our customers.

 Network America. Revenues for Network America for the second fiscal quarter ended December 31, 2001 were approximately $430,000, compared to $1.6 million for the same quarter last year. For the six months ended December 31, 2001, revenues decreased to $1.2 million, compared to $3.4 million for the same period last year. The decreases can be attributed to a transition from primarily offering hardware to primarily offering services. We expect future revenues to be generated primarily through cabling and other services.

 Curtis Mathes. Due to the sale of the Curtis Mathes trademark in September 2001, the Company recognized no royalty revenue and $50,000 in royalty revenue for the three and six month periods ended December 31, 2001, compared to $187,500 and $312,500 for the same periods in 2000, respectively.

      Gross Margin. Gross margin for the second fiscal quarter ended December 31, 2001 was approximately $474,000, compared to $1.3 million for the same quarter last year. Gross margin as a percentage of sales for the second fiscal quarter ended December 31, 2001 was 57%, compared to 41% for the same quarter last year. Gross margin for the six months ended December 31, 2001 was $1.5 million, compared to $2.3 million for the same period last year. Gross margin as a percentage of sales for the six months ended December 31, 2001 was 60%, compared to 41% for the same period last year. These increases can be attributed to a shift in emphasis from hardware sales to higher margin service contracts at Network America.

      Operating Expenses. Total operating expenses for the three months ended December 31, 2001 decreased 36% to $1.8 million, compared to $2.9 million for the same quarter last year. Total operating expenses for the six months ended December 31, 2001 decreased 33% to $3.7 million, compared to $5.6 million for the same period last year. Significant components of operating expenses for the three and six months ended December 31, 2001 and 2000 consisted of the following:

                                Three Months Ended         Six Months Ended
                            December 31   December 31  December 31  December 31
                               2001          2000         2001         2000
                             ---------    ----------   ----------   ----------
 Compensation               $  811,000   $ 1,191,000  $ 1,714,000  $ 2,580,000
 Facilities                    141,000       151,000      268,000      280,000
 Depreciation                  117,000       124,000      236,000      282,000
 Online service expense          3,000       232,000       59,000      442,000
 Amortization of product
  and software development
  costs, purchased software,
  trademark, and goodwill      348,000       302,000      645,000      532,000
 Legal expense and
  professional fees             96,000       156,000      151,000      307,000
 Sales and marketing
  expenses                      14,000       132,000       31,000      210,000
 Other                         316,000       602,000      614,000      942,000
                             ---------    ----------   ----------   ----------
 Total                     $ 1,846,000   $ 2,890,000  $ 3,718,000  $ 5,575,000


      Other expenses include public company cost, telephone, travel, office, insurance, and other general and administrative expenses. The $400,000 decrease in online service expenses for 2001 and 2000 primarily consists of TVData online television listings utilized in connection with our digital entertainment products, which services were terminated in July 2001. The remaining decrease in operating expenses of approximately $2.5 million for the six month period ended December 31, 2001 is primarily attributable to reduced compensation and other expenses due to a reduction in the number of employees and overall cost controls.

                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used in operations for the six months ended December 31, 2001 and 2000 was approximately $875,000 and $2.9 million, respectively. The major components of cash flows from operations for the current period were comprised of a $1.6 million loss from operations, which included depreciation and amortization amounting to approximately $882,000, a one-time gain of $1.1 million on the sale of the Curtis Mathes trademark, and a charge of $406,000 for early extinguishment of debt.

      Cash Flows From Investing Activities. During the six months ended December 31, 2001, we received net cash from investing activities of approximately $853,000. We received $865,000 in proceeds from the sale of the trademark and purchased approximately $12,000 of property and equipment. During the same period last year, we purchased approximately $132,000 of property and equipment and expended approximately $150,000 on product and software development.

      Cash Flows from Financing Activities. During the six months ended December 31, 2001 we generated net cash of approximately $450,000 from financing activities, compared to $2.6 million during the same period last year. The primary source of these funds for the six months ended December 31, 2001 was a loan of $500,000, which was subsequently assumed by the buyer upon the sale of the Curtis Mathes trademark.

                                Other Matters

 Subsequent Event

      In December 2001, we sold a source code license of our CIMphony product to HSBC Holdings plc ("HSBC"), our largest customer for that product, for $1.3 million in cash. Although the agreement was signed in December 2001, the software was not delivered to HSBC until January 2002, thereby causing recognition of the revenue to be deferred until January 2002. In February 2002, as part of the agreement, we allowed HSBC to hire six of our employees who were principally involved in servicing this customer, while retaining adequate support staff for our other CTI customers. In addition to providing cash for operations, this transaction resulted in a reduction of overall employee expenses, while continuing to allow opportunities for sales of CIMphony source code licenses to other customers. However, the transaction is also expected to result in limited revenues in the future from this customer, as it assumes the responsibility for its own CTI software operations. This customer generated approximately $2.5 million in revenues during the year ended June 30, 2001.

 Cash Flow

      Although cash used in operations during the second fiscal quarter ended December 31, 2001 decreased substantially from the same period last year, we did not achieve a positive cash flow from operations. However, we expect to achieve a positive cash flow by fiscal year end through further reductions in general and administrative expenses, coupled with an increase in revenues. We expect to further reduce employee expense through the normal attrition of employees without replacement and to further reduce overall operating expenses through improvements to our operations. We expect to receive additional cash flow from the sale of our Curtis Mathes trademark, which was consummated in September 2001. The trademark was sold for $4.5 million, of which $450,000 was received in cash in June 2001 prior to completion of the sale. At December 31, 2001, a total of $1,315,000 had been received in cash and $1,185,000 is due at various dates through September 2002. In December 2001 we also received a cash deposit of $910,000 from the HSBC transaction. We received another $390,000 in cash from this transaction in January 2002, after delivery of the source code to HSBC. We expect to continue generating revenues from our cabling operations, licensing our digital media technology, the sale of our digital entertainment devices, as well as the sale of other source code licenses of our CTI technology.

      We have in the past relied on available borrowing arrangements and sales of our common and preferred stock to supplement cash flow from operations. If we are unable to achieve a positive cash flow from operations, additional financing or placements may again be necessary. We continually evaluate opportunities with various investors to raise additional capital and we believe that sufficient financing resources are available. However, such resources may not continue to be available to us or they may not be available upon favorable terms.


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

                               By:  /s/ PATRICK A. CUSTER
                               ------------------------------------------
                               Patrick A. Custer
                               Chief Executive Officer
                               (Principal Financial and Duly Authorized
                               Officer)


 Date:     February 14, 2002

                       UNIVIEW TECHNOLOGIES CORPORATION
                              and Subsidiaries

                               EXHIBIT INDEX
 Exhibit                                                           Sequential
 Number               Description of Exhibits                     Page Number
 ----------------------------------------------------------------------------
 3(i)*     Articles of Incorporation of the Company, as amended.           16

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

 4.12      Form of warrant issued to Highland Holdings for a finder's fee in connection with the Sagemark loan to the Company
           (filed as Exhibit "4.12" to the Company's Quarterly Report on
           Form 10-Q for the fiscal quarter ended September 30, 2001 and
           incorporated herein by reference.)                             N/A

 4.13      Form of warrant issued to Massive Capital, LLC for a finder's fee in connection with the sale of the Curtis Mathes
           trademark (filed as Exhibit "4.13" to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September
           30, 2001 and incorporated herein by reference.)                N/A

 10.1*     Amendment to Global Purchase Agreement with HSBC Holdings plc
           relating to source code license, dated December 20, 2001.       31
 __________________
 *  Filed herewith.