Form 10-K405/A
period 2001-06-30
UNIVIEW TECHNOLOGIES CORP
filed 2002-03-26
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-K/A

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

      Indicate by check mark, if disclosure of delinquent filers pursuant  to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-K/A or any amendment to this Form 10-K/A.     [X]

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

 EXHIBIT INDEX................................................. 56

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

      In 1996 we introduced our first uniView[R] digital entertainment device (set top box), which enables the display of Internet content on a television.

      In 1998 we began offering engineering services in connection with our revolutionary digital entertainment device and, today, we use convergence devices and integration expertise to design custom broadband networks for clients in multi-level marketing, hospitality, medical facilities, utilities, banking, and telecommunications. Network America is also a full-service infrastructure provider of design and cabling services for high-speed voice/data networks in multiple environments.

      In 1999 we added computer telephony integration (CTI) capabilities to our product offerings and we are now able to provide full-scale customized call center solutions. We also engage in product research and development. The transition from a consumer electronics company to a technology company has been completed, as reflected by the Company's name, "uniView Technologies Corporation."


      (b)  Financial Information About Industry Segments

      Please refer to Note O of the Notes to Consolidated Financial Statements in this Form 10-K/A for information concerning Industry Segments.

      (c)  Narrative Description of Business


 Major Markets, Products and Services

      Our uniView digital media technology is available for licensing by customers wishing to manufacture and market a digital entertainment device that provides easy and affordable access to the Internet through the television medium. Our digital entertainment units offer video on demand, high-speed Internet access, broadcast entertainment programming and virtually limitless information and content streams. Through our advanced reference designs, our digital entertainment devices allow users to save and store 6 to 8 hours of programming, rewind, and pause television shows that are in mid broadcast; provide electronic programming guides that let users select channels based on television show, actor, or theme and can also be used to collect demographic information; incorporates view/play of published media; and incorporates VOD (Video on Demand) Stream.

      Our CTI technologies offer a full range of standard or highly customized products for customer contact centers. The Company's flagship CTI product, CIMphony[TM], is an open architecture tool kit, meaning that it can be readily customized to a specific customer's requirements. It can be designed to support a single site or a geographically distributed network of sites ranging in size from less than 10 to more than 4,000 agents hosting inbound and outbound calls. CIMphony manages voice and data transactions from multiple sources while allowing for intelligent routing and queuing.

 Patents, Trademarks and Licenses

      We own or hold rights to all patents, trademarks and licenses that we consider to be necessary in the conduct of our business including, among others, the registered "uniView" trademark, which is due for renewal in July 2003; the registered "Electric Globe" logo which is due for renewal in September 2008; the registered "uniView Xpressway" trademark which is due for renewal in May 2009; and the registered uniView Xpressway "X" Design which is due for renewal in September 2008. The registered "Curtis Mathes" name and logo was sold in September 2001.


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

 Competition


      The industry in which we and our licensees operate is intensely and increasingly competitive. A number of companies have announced development of, or have introduced digital entertainment devices and technologies similar to ours. Such competitors include, among others: (i) suppliers of low-cost Internet access technologies, such as "network computer" devices promoted by Oracle and others, (ii) "set top" boxes developed by WebTV Networks, Scientific Atlanta and others, as well as (iii) video game devices that provide Internet access such as the Sega Saturn, the Sony Playstation and the Nintendo 64. In addition, manufacturers of television sets have announced plans to introduce Internet access and Web browsing capabilities into their products or through set top boxes, using technologies supplied by others. Personal computer manufacturers, such as Gateway 2000, have announced products that offer full-fledged television viewing, combined with Internet access. CTI competitors include companies that market products with functionalities similar to ours, such as Alcatel, Nortel, Lucent and others. Competition occurs principally in the areas of style, quality, functionality, service, design, product features and price.


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


      On October 6, 2000 the Trustee in the DataTell bankruptcy filed an adversary proceeding against the Company and VMI alleging a preferential or a fraudulent transfer under the bankruptcy code relating to the foregoing transactions, alleging damages of approximately $1.7 million. We have settled all matters in controversy relating to our involvement in the action for a payment of $50,000 to the Trustee and we have been dismissed with prejudice from the action. The action will remain pending against other parties in the United States Bankruptcy Court, Northern District of Texas, Dallas/Fort Worth/Wichita Falls Divisions under Case No. 398-34353-RCM-7 (Chapter 7), Adversary No. 00-3512, styled In Re: DataTell Solutions, Inc., Debtor; Jeffrey Mims, Chapter 7 Trustee of the Estate of DataTell Solutions, Inc., Plaintiff, vs. uniView Technologies Corporation, Video Management, Inc., Alscomm, Inc. and Albert B. Greco, Jr., Defendants.


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


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report on Form 10-K/A, through the solicitation of proxies or otherwise.

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

                                   Overview


      uniView Technologies Corporation and its subsidiaries (the "Company") offer enhanced digital media solutions to customers worldwide. Our digital entertainment devices enable the delivery of the highest quality video, audio and gaming features through the Internet to a television set. We also offer contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration(CTI) software products and services. CIMphony facilitates communication between a customer service representative and their customer by allowing contact centers to customize and incorporate voice, data and Internet communications into their customer interactions. We market our products and services, both domestically and internationally, to hospitality, utility, banking and telecommunication companies. More information about us can be found at our Web site, www.uniView.com. Information shown or otherwise linked on the Web site is not incorporated in any prior or future filings of the Company under the 1933 Act or the 1934 Act, unless we specifically incorporate such information by reference, and such information shall not otherwise be deemed filed under such Acts.


                            Results of Operations

      Please refer to Note O of the Notes to Consolidated Financial Statements in this Form 10-K/A for information concerning Industry Segments.

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


      Total sales for fiscal year 2000 declined 20.4% to $9.15 million, as compared to $11.49 million in 1999. The $2.34 million decline is primarily attributable to reduced revenue at Network America as the result of closing an unprofitable office in May 1999. That former office had no activity in fiscal year 2000 and contributed $2.39 million to total revenue in 1999. Moreover, a subsidiary sold in October 1998, CompuNet Support Systems, Inc., had contributed $1.25 million to revenue in fiscal 1999 and no revenues in 2000. The decline in revenue from these two operations was somewhat mitigated by revenues of approximately $1.51 million contributed by uniView Softgen, a new subsidiary of the Company that was acquired in November 1999.
  Revenues for fiscal year 2000 were primarily comprised of network system design and integration services and the new revenues from the sale of CTI products and support services provided by uniView Softgen. Most of the sales for 1999 can be attributed to network system design and integration services provided through our subsidiary, Network America, Inc. ("NWA"). During fiscal year 2001, the business focus of Network America changed from primarily being a provider of computers and computer networks to primarily a full-service infrastructure provider of design and cabling services for high-speed voice/data networks in multiple environments.


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

 Inventory Write-Down and Software Development Costs


      During fiscal year 2000, inventories of early versions of our digital entertainment device were written off totaling approximately $91,000. These units were developed for specific applications and were less versatile and innovative than the market now demands. Even though the units were written off, we continued to market the boxes to niche markets and applications. No inventories were written down in 2001 or 1999. The write-down was the result of technological improvements to the device as well as a concurrent change in our marketing strategy. Our digital entertainment devices were initially offered on a retail basis in the consumer electronics market. However, because of slow consumer acceptance of this product category, we realized that digital entertainment device sales alone would not produce the kind of return on investment that we hope to achieve for our shareholders. We redirected our focus and determined not to sell uniView digital entertainment devices on a consumer retail basis, but rather to bundle the product, together with our connectivity and other computer-related services, and market the resulting package in a commercially based market.

      Software development costs of $329,000, $201,000 and $414,000 capitalized in fiscal years 2001, 2000 and 1999, respectively, are attributable to continued improvements and enhancements to the various models of our digital entertainment device. Efforts to improve the Company's product offerings by expanding capability and functionality are driven by customer and market demands in conjunction with ever improving technologies. These efforts are expected to be ongoing as the Company strives to provide leading edge technologies in a very dynamic market environment.



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


      Total operating expenses for fiscal year 2000 increased $3.66 million to slightly over $13.31 million, compared to approximately $9.68 million for 1999. The overall increase in fiscal year 2000, compared to the same period in 1999, was primarily caused by operating expenses of newly acquired operations of uniView Softgen and Zirca Corporation, legal fees incurred by the Company for defense in various pending litigation matters, stock option expense relating to options granted to employees at prices less than the full market price at date of grant, and online service expense for an online television directory service offered to digital entertainment device users as well as line charges. The online service expense credit in 1999 resulted from a settlement with service providers for reduced charges incurred in prior years.


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

                       Liquidity and Capital Resources

      Cash and cash equivalents at June 30, 2001 were $0.58 million compared to $1.4 million at June 30, 2000. The decrease resulted primarily from the funding of operations.


 Cash Flows From Operations

      Cash used in operations for the fiscal year ended June 30, 2001 was $3.46 million compared to $6.70 million in 2000. Major components of cash used in operations in fiscal year 2001 were a net loss from operations of $6.62 million and a reduction in deferred revenues of $719,000, consisting of fees received in advance for call center maintenance and other services, which uniView Softgen earned and recognized during fiscal year 2001, offset by the following: depreciation and amortization decreased to $1.92 million for fiscal year 2001 from $3.45 million the previous year, primarily due to $1.3 million in capitalized costs of the set top box being fully amortized and $0.86 million in equipment being fully depreciated in fiscal year 2000; accounts receivable decreased by $529,000, primarily due to a slow down in sales during the fourth quarter of fiscal year 2001 compared to the fourth quarter of the previous year; prepaid expenses decreased by $730,000 in fiscal year 2001 from the previous year, primarily due to a reduction in prepaid expenses for television listings that expired during fiscal year 2001; and accounts payable and accrued liabilities increased by $313,000, primarily due to a $450,000 deposit on the trademark sale received in fiscal year 2001.

      Cash used in operations for the fiscal year ended June 30, 2000 was $6.70 million compared to $5.23 million in 1999. A major component of cash used in operations in fiscal year 2000 was a net loss from operations of $10.86 million. This amount was offset by depreciation on equipment of $1.3 million and amortization of software development costs of $2.1 million, as well as stock compensation expense of $661,000 incurred as a result of issuing stock options to employees below the market price in fiscal year 2000.

      Cash used in operations for the fiscal year ended June 30, 1999 was $5.23 million. Major components of cash used in operations in fiscal 1999 included: $1.4 million for depreciation on equipment and amortization of $1.7 million of software development costs; a decrease of $791,000 in accounts payable and accrued liabilities; $1.66 million for recognition of gain on the sale of our uniView Marketing and CompuNet Support Systems subsidiaries; as well as the effects of a $6.30 million loss from operations.

 Cash Flows From Investing Activities

      During fiscal year 2001, we purchased property and equipment for $177,000, approximately $100,000 of which related to computers and computer software, as compared to $495,000 during fiscal 2000. Additional development costs of $329,000 were capitalized as expenditures relating to improvements in our digital entertainment device and we received approximately $68,000 in cash from the sale of fully depreciated equipment.

      During fiscal year 2000, we purchased property and equipment for $495,000, $300,000 of which related to the Zirca acquisition, as compared to $126,000 during fiscal 1999. Additional development costs of $201,000 were capitalized as expenditures relating to improvements in our digital entertainment device. As part of the uniView Softgen acquisition, we received approximately $92,000 in cash.

      During fiscal year 1999, we purchased property and equipment for $126,000. We paid $414,000 in cash for improvements to the uniView digital entertainment device product line in fiscal 1999. We collected another $201,000 on notes receivable and received $250,000 from the sale of land in fiscal 1999.

 Cash Flows From Financing Activities

      Cash flow from financing activities generated $3.06 million during fiscal year 2001; major components include $2.00 million from the sale of common stock and $1.52 million from proceeds of long term debt. Additionally, net repayment of the bank line of credit totaled approximately $321,000 for the year.

      Cash flow from financing activities generated $4.32 million during fiscal year 2000; major components include $4.2 million from the sale of common stock, and $1.0 million from the exercise of stock warrants. Additionally, net repayment of the bank line of credit totaled slightly more than $389,000 for the year.

      We generated net cash from financing activities of $7.45 million during the fiscal year ended June 30, 1999. Significant components included $6.11 million received from sales of preferred and common stock; $2.2 million received for convertible debentures and other borrowings; and $500,000 used for payments on long term debt.

  Going Concern

      During the fiscal years ended June 30, 2001, 2000 and 1999 we did not achieve a positive cash flow from operations. However, we expect to achieve a positive cash flow in the coming fiscal year, primarily through a reduction in general and administrative expenses and continuing to increase our gross margin. We expect to reduce employee expense through the normal attrition of employees without replacement and to reduce overall operating expenses through improvements to our operations. We believe that gross margins can be maximized by emphasizing higher margin services over product sales. We expect to generate cash flow from the sale of our Curtis Mathes trademark. Proceeds of $635,000 from the sale were received in cash in September 2001 and $1,865,000 is due at various dates through September 2002. We expect to generate additional revenue from ongoing operations of Network America, licensing our digital media technology, selling digital entertainment devices, and providing CTI services, as well as selling source code licenses of our CTI technology.

      We believe that we will be able to generate sufficient cash to support our operations for at least the next twelve months. If we are unable to achieve a positive cash flow from operations, additional financing or equity placements may again be necessary. We have in the past relied on available borrowing arrangements and sales of our common and preferred stock to supplement cash flow from operations and we continually evaluate opportunities with various investors to raise additional capital. We believe that sufficient financing resources are available, however, such resources may not continue to be available to us or they may not be available upon favorable terms.

                                Other Matters

 Subsequent Events

      In July 2001, we borrowed an additional $500,000 from Sagemark Capital, L.P. ("Sagemark"), bringing the total outstanding to $2 million.

      In September 2001, we sold the Curtis Mathes[R] brand to an investment group for $4.5 million, consisting of $635,000 in cash and $1,865,000 in a note receivable. The sale also allowed us to obtain a release of our secured debt of $2 million with Sagemark and provide additional operating capital. The value of the sale was based on an estimated four years of projected royalty stream from the Curtis Mathes brand.

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

 Factors That May Affect Future Results

      We do not provide forecasts of future financial performance. While we continue to pursue new business that complements our overall business plan, the following issues and uncertainties, among others, should be considered in evaluating our growth potential.

 Highly Competitive Industry

      The industry in which we operate is intensely and increasingly competitive. A number of companies have announced development of, or have introduced digital entertainment devices and technologies similar to ours. Such competitors include, among others: (i) suppliers of low-cost Internet access technologies, such as "network computer" devices promoted by Oracle and others, (ii) "set top" boxes developed by WebTV Networks, Scientific Atlanta and others, as well as (iii) video game devices that provide Internet access such as the Sega Saturn, the Sony Playstation and the Nintendo 64. Personal computer manufacturers, such as Gateway 2000, have announced products that offer full-fledged television viewing, combined with Internet access. CTI competitors include companies that market products with functionalities similar to ours, such as Alcatel, Nortel, Lucent and others. Competition occurs principally in the areas of style, quality, functionality, service, design, product features and price.

 Rapid Technological Change

      The CTI and interactive broadband industries are undergoing rapid changes including evolving industry standards, frequent new product and services introductions and changes in customer requirements and preferences.
  The introduction of new technologies, products and services can render our existing and announced technologies, products and services obsolete or unmarketable. The development cycle for new technology may be significantly longer than our past development cycle for existing and proposed technology and may require us to invest our resources in areas that may not become profitable. The expected demand for our technologies, products and services may not materialize. The mix of our future product offerings may not keep pace with technological changes or satisfy evolving customer preferences. Delayed Development of the Internet and Broadband Industries

      We expect to derive a significant portion of our future income from our Internet-related technologies. Our future success will depend to a great extent upon the continued development and expansion of the Broadband industry and the Internet. If these industries do not realize the expected rate of growth our own growth could be restricted accordingly.

 Limited Protection of Intellectual Property and Proprietary Rights: Risk of Litigation

      We regard our CTI software and our digital media technology containing software-related components as proprietary. We rely primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect these proprietary rights. We may from time to time enter into transactions in countries where intellectual property laws may not be well developed or are poorly enforced. Policing unauthorized use of our technologies can be expected to be a recurring problem. As is common in the industry, from time to time we receive notices from third parties claiming infringement of intellectual property rights. We investigate these claims and respond, as we deem appropriate. As the number of CTI and digital entertainment products in the industry increases and the functionality of these products overlap, infringement claims against us may also increase. Any claim or litigation, with or without merit, could increase costs and result in less cash available to fund ongoing operations.

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


 Selected Quarterly Financial Data (unaudited)

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


      Leslie Leland, 39, is President of the Company and a co-founder of Softgen International, the assets of which were acquired by the Company in October 1999. She managed the development of this business from a consulting and services firm to its current status as an international player in an emerging call center component of the technology industry. Since beginning the business eight years ago with Mr. Hurst, Ms. Leland has been the driving force behind the introduction of Softgen's flagship CIMphony[TM] products into countries around the world, including foreign and domestic Fortune 500 businesses. Prior to founding Softgen International, Ms. Leland managed the configuration, installation and network connection of more than 150 computer labs in a joint venture with IBM, at The Future Now in Dallas. Earlier in her career, she managed the education division at MicroAge Computer in Dallas, a joint-venture with IBM, where she managed the installations of IBM computer labs for the K-12 and higher education markets. She began her career with the U.S. China People's Friendship Association in Washington, D.C. as executive director, providing leadership and direction for a national non-profit organization. Ms. Leland was selected as the Rotary International Graduate Scholar to Taiwan and received the Northwest Florida Scholar-Athlete of the Year Award. Ms. Leland holds a bachelor's degree in international affairs and political science from Florida State University and an MBA in international business from Marymount University in Arlington, VA.


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

      The number of shares of Common Stock beneficially owned by each individual set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of September 28, 2001 (the date on which the original Form 10-K was due at the Commission, the "Due Date"), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Securities and Exchange Commission.


                                   Number of Shares
     Name and Address              Amount and Nature          Percent
     of Beneficial Owner           of Beneficial Ownership    of Class
     -------------------           -----------------------    --------
 5% Beneficial Owners

 Patrick A. Custer                        291,758(1)            7.98%
 17300 N. Dallas Pkwy., Suite 2050
 Dallas, Texas 75248

 Geneva Reinsurance Company, Ltd.         208,830(2)            6.14%
 P.O. Box 1561GY
 Zephyr House, Mary Street
 Grand Cayman, British West Indies


 Directors

 Patrick A. Custer                        291,758(1)            7.98%
 Billy J. Robinson                         93,488(3)            2.68%
 Edward M. Warren                          23,160(4)            0.68%
 Bernard S. Appel                          21,253(5)            0.62%
 George C. Platt                            6,750(6)            0.20%

 Executive Officers

 Patrick A. Custer                        291,758(1)            7.98%
 Billy J. Robinson                         93,488(3)            2.68%

 All Directors and Executive
      Officers as a Group                 526,769(7)           14.62%

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

 (2)  Common shares owned.

 (3) Includes 2,237 shares owned outright, and 91,251 shares issuable to Mr. Robinson upon exercise of vested nonstatutory Employee Stock Options.

 (4) Includes 2,532 shares owned outright, and 20,628 shares issuable to Mr. Warren upon exercise of vested nonstatutory stock options.

 (5) Includes 625 shares owned outright, and 20,628 shares issuable to Mr. Appel upon exercise of vested nonstatutory stock options.

 (6) Includes 500 shares owned outright, and 6,250 shares issuable to Mr. Platt upon exercise of vested nonstatutory stock options.

 (7) Includes 436,409 shares beneficially owned by all directors and Executive Officers shown above. Also includes 33,805 shares owned outright, and 29,375 shares issuable to Ms. Leland upon exercise of warrants. Also includes 33,805 shares owned outright, and 29,375 shares issuable to Mr. Hurst upon exercise of warrants.



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

      (3)  Exhibits

           Reference is made to the Exhibit Index at the end of this Form 10-K/A for a list of all exhibits filed with and incorporated by reference in this report.

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

 March 25, 2002



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Principal Executive Officer and
      Principal Financial and Accounting Officer

 /s/  PATRICK A. CUSTER       Chairman of the Board,       March 25, 2002
      Patrick A. Custer       Chief Executive Officer
                              and Director

      Additional Directors

 /s/  BILLY J. ROBINSON       Vice President, Secretary,   March 25, 2002
      Billy J. Robinson       General Counsel and Director

 /s/  EDWARD M. WARREN        Director                     March 25, 2002
      Edward M. Warren

 /s/  BERNARD S. APPEL        Director                     March 25, 2002
      Bernard S. Appel

 /s/  GEORGE C. PLATT         Director                     March 25, 2002
      George C. Platt

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


                                                       2001           2000
                                                   -----------    -----------
                           ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                       $    580,601   $  1,422,167
  Trade accounts receivable, net of allowance
    for doubtful accounts of $13,637 in 2001
    and $5,874 in 2000                                 561,257      1,126,462
  Inventories                                          223,449        261,601
  Prepaid expenses                                     153,532        883,268
  Other current assets                                 166,551        372,086
                                                   -----------    -----------
           Total current assets                      1,685,390      4,065,584

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $3,466,403 in 2001 and
   $3,136,899 in 2000                                  655,558      1,057,541

 OTHER ASSETS
  Purchased software, net of accumulated
    amortization of $1,099,546 in 2001 and
    $291,154 in 2000                                 1,395,419      2,203,811
  Product and software development costs, net of
    accumulated amortization of $247,898 in 2001
    and $69,031 in 2000                                696,768        546,328
  Trademark, net of accumulated amortization of
    $1,796,594 in 2001 and $1,552,357 in 2000        3,088,161      3,332,398
  Goodwill, net of accumulated amortization of
    $313,372 in 2001 and $211,919 in 2000            1,106,961      1,208,414
  Other                                                209,103        109,128
                                                   -----------    -----------
           Total other assets                        6,496,412      7,400,079
                                                   -----------    -----------
           Total assets                           $  8,837,360   $ 12,523,204
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


                                             2001          2000         1999
                                          ----------    ----------   ----------
 Revenues
  Product sales                          $ 5,434,527   $ 7,710,606  $10,160,563
  Consulting and support services          2,765,958     1,435,099    1,325,495
  Royalties                                1,131,747             -            -
                                          ----------    ----------   ----------
     Total revenues                        9,332,232     9,145,705   11,486,058

 Cost of products and services
  Cost of product sales                    3,231,702     5,553,372    8,677,047
  Cost of consulting and support services  1,748,452       910,958    1,041,840
                                          ----------    ----------   ----------
     Total cost of products and services   4,980,154     6,464,330    9,718,887
                                          ----------    ----------   ----------
           Gross margin                    4,352,078     2,681,375    1,767,171

 Operating expenses
  Selling expenses                           686,377       708,167      526,529
  General and administrative expenses      8,539,417     9,157,725    6,029,701
  Depreciation and amortization            1,916,178     3,447,138    3,124,272
                                          ----------    ----------   ----------
                                          11,141,970    13,313,030    9,680,502
                                          ----------    ----------   ----------
           Operating loss                 (6,789,892)  (10,631,655)  (7,913,331)

 Other (income) expense
  Loss from sale of land                           -             -       82,800
  Interest income                            (30,247)      (35,689)     (56,500)
  Interest expense                           177,237       283,096      471,545
  Other income                              (246,151)      (15,187)    (453,606)
  Gain on sale of assets                     (68,273)            -            -
  Gain on sale of subsidiaries                     -             -   (1,660,217)
                                          ----------    ----------   ----------
           Total other (income) expense     (167,434)      232,220   (1,615,978)
                                          ----------    ----------   ----------
           NET LOSS                       (6,622,458)  (10,863,875)  (6,297,353)

 Dividend requirements on preferred stock    901,800       901,800      199,441
                                          ----------    ----------   ----------
 Net loss attributable to
   common stockholders                   $(7,524,258) $(11,765,675) $(6,496,794)
                                          ==========   ===========   ==========
 Per share amounts allocable to
   common stockholders

  Net loss - basic and diluted                $(2.22)       $(4.58)      $(4.19)

 Weighted average common shares
   outstanding                             3,387,645     2,571,611    1,550,272

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



 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  Description of Business

  uniView Technologies Corporation and Subsidiaries (the Company), offer enhanced digital media solutions to customers worldwide. Its products deliver the highest quality video, audio and gaming features through broadband networks. In addition, the Company provides customers with contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration (CTI) software products and services, which facilitate communication between a customer service representative and their customer by allowing contact centers to customize and incorporate voice, data and Internet communications into their customer interactions. The Company markets its products and services to hospitality, utility, banking and telecommunication companies in the United States and internationally.


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

  Property and Equipment


  Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Maintenance and repairs are expensed as incurred. Equipment leased under capital lease obligations is depreciated over the life of the lease using the straight-line method.


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

  Fair Value of Financial Instruments


  The Company's financial instruments consist of cash and cash equivalents, notes receivable and debt. The fair value of cash and notes receivable approximate the recorded amounts because of the liquidity and short term nature of these items. The fair value of debt approximates the recorded amounts due to the assumption of $1,500,000 of June 30, 2001 long-term debt upon the sale of the Curtis Mathes trademark and the insignificance of the remaining debt.


  Stock-Based Compensation

  The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

  Revenue Recognition


  The Company recognizes service revenue as the services are provided. Equipment and product sales are recognized at the time of delivery and customer acceptance. Revenue from the installation of software and hardware systems is recognized on the completed contract method. Royalty revenue is recognized when earned as the customer sells royalty related products. Amounts for which revenue cannot be recognized such as uncompleted contracts or unearned maintenance services are included in deferred revenue and are recognized as contracts are completed or ratably over the period covered by the maintenance agreement.


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


  For the last several years, the Company has been developing its business plan with a focus in offering the technical expertise of its experienced and knowledgeable staff to customers wishing to increase business productivity by maximizing the benefits of their information technology. The Company's product offerings include providing consulting and cabling services to niche markets, technology products through its digital media products and its computer telephony integration products. Through the Company's acquisition of Network America, Inc. in 1998, revenues increased sharply during 1999. In October 1999, the Company acquired the assets and assumed certain liabilities of Softgen International, Inc. to enter the computer telephony integration (CTI) business, which provided revenue of $2.9 million and $1.5 million in 2001 and 2000, respectively. However, the Company's operating losses continued. The Company is planning to reach profitability primarily through a reduction in general and administrative expenses and continued increases in gross margin. Additionally, the Company sold its Curtis Mathes trademark and all associated rights to the trademark in September 2001 for total proceeds of $4.5 million of which $635,000 was received in cash and $1,865,000 will be received at various dates through September 2002. Approximately $2.0 million of the proceeds was long-term debt assumed by the buyer of the trademark.


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


  Divestitures


  In October, 1998, the Company completed the sale of the stock of two of its wholly-owned subsidiaries, uniView Marketing Corporation (UMC) and CompuNet Support Systems, Inc. (CNSS). The consideration for the transaction was the assumption of the net liabilities of the subsidiaries and warrants to purchase 62,500 shares of stock of the Company at $4.00 per share. The warrants expire in three years and a gain of $1.66 million was recognized on the transaction, calculated as follows:

           Assumed liabilities                  $1,860,217
           Less: value of warrants issued         (200,000)
                                                 ---------
           Gain on sale of subsidiary           $1,660,217
                                                 =========

  The warrants issued in connection with the sale of the stock of the subsidiaries were valued at $.40 per warrant using the Black-Scholes option pricing model, with volatility of 166%, risk-free rate of 4.24%, and expected life of one year. All warrants were exercised in July 1999.



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


 NOTE E - PROPERTY AND EQUIPMENT


  Property and equipment at June 30 consist of the following:

                               Useful life
                                (in years)       2001           2000
                                ----------     ----------    ----------
    Equipment                      3-5       $ 3,348,634   $ 3,486,833
    Furniture and fixtures          5            223,182       218,017
    Computer software               3            215,637       188,738
    Vehicles                        3            131,591       123,519
    Leasehold improvements      lease term       202,917       177,333
                                              ----------    ----------
                                               4,121,961     4,194,440
    Less accumulated depreciation
      and amortization                        (3,466,403)   (3,136,899)
                                              ----------    ----------
                                             $   655,558   $ 1,057,541
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


  On July 26, 1999, the Company and a vendor agreed to settle a legal action. In return for a prepayment of $750,000 and 31,250 shares of its common stock whose market value at closing date was $16.00 per share, the Company received two years of television listing services from the vendor. The agreement required an additional annual fee of $70,000 and a nominal fee per customer. Subsequent to June 30, 2001, the agreement was fully paid and discharged.


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


  In December 1992, the Company issued 140,000 shares of Series A redeemable preferred stock (stated value $1 per share). In fiscal 2000, 100,000 shares were redeemed for cash, and 10,000 shares were converted to common stock, with the remaining 30,000 outstanding at June 30, 2001. Shares accumulate dividends at 6%, or $1,800 per year. Cumulative dividends in arrears at June 30, 2001 and 2000 totaled $8,550 and $6,750, respectively.

  In fiscal 1996, the Company issued 55 shares of Series H convertible redeemable preferred stock (stated value $25,000 per share). 52 shares were converted into common stock in fiscal 1997, and one share was converted in fiscal 2000, with the remaining two shares outstanding at June 30, 2001. Shares accumulate dividends at 5%, or $2,500 per year and are paid in May and November of each year. Shares are convertible based on 80% of the five day average closing bid price of the Company's common stock, with minimum and maximum conversion limits of $12 and $32 per share, respectively. No dividends in arrears exist on Class H shares at June 30, 2001 or 2000.

  In June 1999, the Company issued 720 shares of Series D-1 convertible redeemable preferred stock (stated value $25,000 per share). The shares accumulate dividends at 5%, or $900,000 per year and are convertible into common stock at $32 per share. Cumulative dividends in arrears at June 30, 2001 and 2000 totaled $1,850,000 and $950,000, respectively.

  Additionally, the Company converted all outstanding Series E and Series C preferred stock during fiscal 2000, and all outstanding Series Q and Series A-1 preferred stock was converted or redeemed in fiscal 1999.

  Dividends of $3,750, $1,875 and $1,875 on preferred stock were paid during the years ended June 30, 2001, 2000 and 1999, respectively. Non-cash dividends of $33,244 were paid during the year ended June 30, 2000 through the issuance of common stock. Cumulative dividends in arrears as of June 30, 2001 and 2000 amounted to $1,858,550 and $956,750, respectively.

  Common Stock

  Effective September 7, 2001, the Board of Directors amended the par value of the common stock from $0.10 to $0.80 per share in conjunction with a one for eight reverse stock split. The authorized number of shares was maintained at 80,000,000. All references throughout the financial statements to numbers of shares and per share amounts have been restated.




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


  During 2001 and 2000, options issued to employees and directors with exercise prices less than market value resulted in compensation expense under the intrinsic value method of $58,496 and $661,414, respectively. During 1999, options issued with exercise prices less than market value on the grant date were immaterial and, accordingly, no compensation expense has been recognized in this year. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and net loss per share for 2001, 2000 and 1999 would have been increased as follows:



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

  During 2001, warrants to acquire 168,750 shares of the Company's common stock were granted in connection with the issuance of long-term debt. The warrants have exercise prices of $6.72 to $12.00 and expire between December 2003 and March 2006. The value of the warrants, $188,850, is included as a discount on the debt net of accumulated amortization of $12,500. Additionally, warrants to purchase 12,500 shares of the Company's common stock were granted to a customer in connection with a sale of set-top boxes. The warrants have an exercise price of $28.00, expire in October 2005, and were valued at $180,000 and charged to selling expense during the fourth quarter 2001.

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
                                         ========      ========      ========


  The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for 2001, 2000 and 1999 was 7.00%. The net pension liability is included in accrued and other current liabilities in the consolidated balance sheet.



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

                                          2001         2000         1999
                                       ----------   -----------   ----------
   Net revenues
     Product sales                    $ 5,434,527  $  7,710,606  $10,160,563
     Consulting and support services    2,765,958     1,435,099    1,325,495
     Royalties                          1,131,747             -            -
                                       ----------   -----------   ----------
                                      $ 9,332,232  $  9,145,705  $11,486,058
                                       ==========   ===========   ==========

   Operating loss
     Product sales                    $(2,924,871) $ (2,638,049) $(2,081,390)
     Consulting and support services   (1,937,387)   (1,154,461)    (460,314)
     Corporate                         (1,927,634)   (6,839,145)  (5,371,627)
                                       ----------    ----------   ----------
   Total operating loss                (6,789,892)  (10,631,655)  (7,913,331)
   Less interest expense                 (177,237)     (283,095)    (471,545)
   Other income                           344,671        50,875      427,306
   Gain on sale of subsidiaries                 -             -    1,660,217
                                       ----------   -----------   ----------
   Net loss                           $(6,622,458) $(10,863,875) $(6,297,353)
                                       ==========   ===========   ==========


   Identifiable assets
     Computer products and service    $ 3,783,772  $  8,023,184  $ 9,516,628
     Corporate                          5,053,588     4,500,020    4,564,139
                                       ----------   -----------   ----------
                                      $ 8,837,360  $ 12,523,204  $14,080,767
                                       ==========   ===========   ==========
   Depreciation, amortization
    and write-down
     Computer products and service    $   306,213  $  2,230,321  $ 2,769,607
     Corporate                          1,609,965     1,216,817      354,665
                                       ----------   -----------   ----------
                                      $ 1,916,178  $  3,447,138  $ 3,124,272
                                       ==========   ===========   ==========
   Capital expenditures
     Computer products and service    $   148,948  $    487,378  $    99,951
     Corporate                             28,286         8,000       26,247
                                       ----------   -----------   ----------
                                      $   177,234  $    495,378  $   126,198
                                       ==========   ===========   ==========


  International revenues for the years ended June 30, 2001, 2000 and 1999 totaled $2,589,784, $1,255,234 and $-0-, respectively.

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

                   UNIVIEW TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                            EXHIBIT INDEX

 Exhibit                                                              Sequential
 Number                Description of Exhibits                             Page
 ------                -----------------------                             ----
 3(i)      Articles of Incorporation of the Company, as amended, defining the rights of security holders (filed as Exhibit "3(i)" to the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2001 and incorporated herein by
           reference.)                                                      N/A

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

 10.4* **  Employment Contract with Mr. Hurst dated as of February 14,
           2001.                                                             59


 10.5* **  Employment Contract with Ms. Leland dated as of February 14,
           2001.                                                             68

 10.6      Database Service Agreement between TVData Technologies, L.P.
           and the Company dated August 1, 1999 (filed as Exhibit "10.17"
           to the Company's Annual Report on Form 10-K for the fiscal year
           ended June 30, 1999 and incorporated herein by reference.)       N/A

 10.7*     Business Alliance Agreement between subsidiary uniView
           Technologies Products Group, Inc. and Zoned In, Inc. dated
           May 25, 2000.                                                     77

 10.8*     Trademark License Agreement between the Company and Avmark,
           Inc. relating to the Curtis Mathes trademark, dated July 1,
           2000.                                                             88

 10.9* Global Purchase Agreement with HSBC Holdings plc relating to installation of computer telephony integration software by
           uniView Softgen Corporation in HSBC call centers, dated October
           26, 1999.                                                         95

 10.10 Agreement for Purchase and Assignment of Trademarks (filed as Exhibit "2" to the Company's Current Report on Form 8-K dated
           September 6, 2001 and incorporated herein by reference.)         N/A

 21*       Subsidiaries of the Company.                                     123

 23*       Consent of Independent Certified Public Accountants              124
 _______________
 *  Filed herewith.

 ** Management contract or compensation plan or arrangement required to be filed as a exhibit pursuant to Item 14 (c).