Form 10-Q/A
period 2001-09-30
UNIVIEW TECHNOLOGIES CORP
filed 2002-03-26
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 Form 10-Q/A


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

                           GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------


                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.....................    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................    9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...........................................   12


                             PART II.
                         OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS.....................................   12

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.............   12

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   14

 ITEM 5.   OTHER INFORMATION.....................................   14

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................   15

 SIGNATURES......................................................   15

 EXHIBIT INDEX...................................................   16

                       PART I  -  FINANCIAL INFORMATION

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



 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Operations (Unaudited)
 Three Months Ended September 30,

                                                       2001          2000
                                                   -----------    -----------
 Revenues
   Product sales                                  $  1,268,039   $  1,461,474
   Services                                            321,470        994,263
   Royalties                                            50,153              -
                                                   -----------    -----------
            Total revenues                           1,639,662      2,455,737

 Cost of products and services
   Cost of product sales                               484,980        865,212
   Cost of services                                    151,600        686,996
                                                   -----------    -----------
            Total cost of products and services        636,580      1,552,208
                                                   -----------    -----------

            Gross margin                             1,003,082        903,529

 Operating expenses
   Selling expenses                                     17,958         78,701
   General and administrative expenses               1,432,091      2,218,716
   Depreciation and amortization                       421,686        387,230
                                                   -----------    -----------
            Total Operating Expense                  1,871,735      2,684,647

            Operating loss                            (868,653)    (1,781,118)

 Other (income) expense
   Gain on sale of trademark                        (1,103,046)             -
   Interest and other income                           (16,591)      (130,652)
   Interest expense                                     90,128         24,750
                                                   -----------    -----------

             Total other (income) expense           (1,029,509)      (105,902)
                                                   -----------    -----------
   INCOME (LOSS) before extraordinary item             160,856     (1,675,216)

 Extraordinary Item
   Early extinguishment of debt                       (406,243)             -
                                                   -----------    -----------
   NET LOSS                                           (245,387)    (1,675,216)

 Dividend requirements on preferred stock              226,075        226,075
                                                   -----------    -----------
 Net loss attributable to common
  stockholders after extraordinary item           $   (471,462)  $ (1,901,291)
                                                   ===========    ===========
 Loss per common share - basic and diluted
    Loss before extraordinary item                $      (0.02)  $      (0.57)
    Extraordinary item                                   (0.12)             -
                                                   -----------    -----------
    Net Loss                                      $      (0.14)  $      (0.57)
                                                   ===========    ===========
 Weighted average common shares
 outstanding - basic and diluted                     3,398,977      3,353,526

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



 CREDIT AGREEMENT/NOTES PAYABLE

      All of the Company's long term debt owed to Sagemark Capital, L.P. was removed pursuant to the sale agreement for the Curtis Mathes trademark, whereby the buyer assumed the debt and the Company was released from liability. As a result of the payment of the $2 million face amount of long term debt, the Company recorded an extraordinary loss of debt extinguishment of $406,243 because the carrying amount of the debt was $1,593,757 at the time of payment due to the value of the warrants given upon receipt of the debt.


      Outstanding notes payable at the end of the period were $50,676.


 REVERSE STOCK SPLIT

      In September 2001, the Company stockholders approved a one for eight reverse stock split. All share and per share data give effect to the reverse split applied retroactively as if it occurred at the beginning of the earliest period presented.


 LOSS PER SHARE

      Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. As the Company has incurred net losses allocable to common stockholders for the periods presented, there are no dilutive securities in the three-month periods ended September 30, 2001 and 2000. The effect of preferred stock dividends on the amount of losses allocable to common stockholders was $.07 per share for each of the three months ended September 30, 2001 and 2000.

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


 BUSINESS SEGMENT INFORMATION

      During 2001 and 2000, the Company was primarily engaged in the development of advanced digital set top boxes and related supporting technologies, computer systems integration, and computer telephony integration (CTI) software. The following tables set forth certain information with respect to the three months ended September 30:


                                   2001                 2000
                               -----------          -----------
 Net revenues:
      Product sales           $  1,268,039         $  1,461,474
      Services                     321,470              994,263
      Royalties                     50,153                    -
                               -----------          -----------
                              $  1,639,662         $  2,455,737
                               ===========          ===========
 Operating loss:
      Product sales           $    (37,542)        $   (484,397)
      Services                      19,275             (526,936)
      Corporate                   (850,386)            (769,785)
                               -----------          -----------
 Total operating loss             (868,653)          (1,781,118)

 Less interest expense             (90,128)             (24,750)
 Interest and other income          16,591              130,652
 Gain on sale of trademark       1,103,046                    -
                               -----------          -----------
 Net income (loss) before
   extraordinary item              160,856           (1,675,216)
                               -----------          -----------
 Extraordinary item               (406,243)                   -
                               -----------          -----------
 Net loss after
   extraordinary item         $   (245,387)        $ (1,675,216)
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

      We offer contact center customer service solutions through CIMphony[TM] a suite of computer telephony integration (CTI) software products and services. CIMphony facilitates communication between a customer service representative and their customer by allowing contact centers to customize and incorporate voice, data and Internet communications into their customer interactions.

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


                       Liquidity and Capital Resources


      Cash Flows From Operations. Cash used in operations for the fiscal quarters ended September 30, 2001 and 2000 were approximately $732,000, including a one-time gain of $1,103,046 on the sale of the trademark, and $1,962,000, respectively. Major components of cash flows from operations for the current quarter included $124,000 for depreciation and $298,000 primarily for capitalized software amortization, $406,000 for early extinguishment of debt, and $419,000 for deferred revenue due to billing $441,000 for two projects for Network America for which work had not been performed.

      Cash Flows From  Investing Activities.   During the  first quarter,  we
 received proceeds of $185,000 from the sale of the Curtis Mathes trademark, which accounted for the $174,000 of cash flows from investing activities.


      Cash Flows from Financing Activities. We generated net cash from financing activities of approximately $469,000 during the quarter ended September 30, 2001. These funds consisted of loan proceeds from Sagemark received during the period. During the same quarter last year, we generated $2,190,000 from financing activities, primarily from the sale of 735,295 shares of common stock.



 Going Concern

      We continue to believe that we will be able to generate sufficient cash to support our operations for at least the next twelve months. Although cash used in operations during the first fiscal quarter decreased substantially from the same period last year, we did not achieve a positive cash flow from operations. The net income shown for the period was achieved primarily through the sale of assets. Our plan for reaching profitability generally includes further reduction of general and administrative expenses and continuing to increase our gross margin percentages. Specifically, we plan to implement additional employee and operational efficiencies to further reduce our fixed overhead. We believe that our gross margin percentages can be maximized by emphasizing higher margin services over product sales. We believe that we continued to make progress this fiscal quarter and we believe that our plan is still viable. We expect to receive additional cash payments from the sale of our Curtis Mathes trademark, which was consummated in this fiscal quarter. The trademark was sold for $4.5 million, of which $450,000 was received in cash in June 2001 prior to completion of the sale. An additional $185,000 was received in cash this fiscal quarter and $1,865,000 is due at various dates through September 2002. We expect to generate additional revenue from ongoing operations of Network America, licensing our digital media technology, selling digital entertainment devices, and providing CTI services, as well as selling source code licenses of our CTI technology.

      However, if we are unable to achieve a positive cash flow from the foregoing, additional financing or equity placements may be necessary to supplement our cash requirements. Although we believe that sufficient financing resources are available, such resources may not continue to be available to us or may not be available upon favorable terms.



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

      Equity securities. Issuances of equity securities during the reporting period that were not registered under the Securities Act of 1933 consisted of the following:


      On July 25, 2001 we issued warrants to purchase 31,250 shares of our common stock to accredited investors in connection with a $500,000 loan to the Company. The warrants are exercisable for five years at an exercise price of $32.00 per share; however, the warrants are subject to a contingency that upon satisfaction of the anti-dilution provisions of the Company's outstanding Series 1999 D-1 Preferred Stock, the exercise price will be adjusted to par value.

      On September 25, 2001 we issued warrants to purchase 50,000 shares of our common stock to accredited investors for a finder's fee in connection with a $1,500,000 loan to the Company. The warrants are exercisable through December 7, 2003 at an exercise price of $32.00 per share; however, the warrants are subject to a contingency that upon satisfaction of the anti-dilution provisions of the Company's outstanding Series 1999 D-1 Preferred Stock, the exercise price will be adjusted to par value.

      On September 25, 2001 we issued warrants to purchase 43,750 shares of our common stock to accredited investors for a finder's fee in connection with a $500,000 loan to the Company. The warrants are exercisable through March 15, 2004 at an exercise price of $32.00 per share; however, the warrants are subject to a contingency that upon satisfaction of the anti-dilution provisions of the Company's outstanding Series 1999 D-1 Preferred Stock, the exercise price will be adjusted to par value.

      On September 25, 2001 we issued warrants to purchase 50,000 shares of our common stock to accredited investors for a finder's fee in connection with the sale of the Curtis Mathes trademark for $4.5 million. The warrants are exercisable through September 5, 2004 at an exercise price of $32.00 per share; however, the warrants are subject to a contingency that upon satisfaction of the anti-dilution provisions of the Company's outstanding Series 1999 D-1 Preferred Stock, the exercise price will be adjusted to par value.

      All of the foregoing issuances were made pursuant to the exemption from registration provided by Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, (c) the investor or its purchaser representative were advised of the limitations on resale of the common stock underlying the warrants,
 (d) the investor represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and (e) appropriate legends were affixed to the instruments issued in the transactions.



 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      We held a Special Shareholders' Meeting on September 6, 2001. Of our 3,398,977 common shares issued and outstanding as of August 10, 2001, the
 Record Date, 3,005,604 were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting. The following proposal was approved by the required number of shares represented at the meeting:

    1. Adoption of directors' proposal to amend the Articles of Incorporation of the Company to set its Common Stock to a par value not in excess of $.80, and to implement a reverse stock split not in excess of one (1) for eight (8).

         FOR: 2,539,348       AGAINST: 457,351        ABSTAIN: 8,905



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


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:
           Reference is made to the Exhibit Index beginning on page 15 of this Form 10-Q/A for a list of all exhibits filed with and incorporated by reference in this report.

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

 Date:     March 26, 2002

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