Form 10-Q/A
period 2001-12-31
UNIVIEW TECHNOLOGIES CORP
filed 2002-03-26
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                Form 10-Q/A


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



 CREDIT AGREEMENT/NOTES PAYABLE

      All of the Company's long term debt owed to Sagemark Capital, L.P. was removed pursuant to the sale agreement for the Curtis Mathes trademark, whereby the buyer assumed the debt and the Company was released from liability. As a result of the payment of the $2 million face amount of long term debt, the Company recorded an extraordinary loss on debt extinguishment of $406,243 because the carrying amount of the debt was $1,593,757 at the time of payment due to the value of the warrants given upon receipt of the debt.


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


                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used in operations for the six months ended December 31, 2001 and 2000 was approximately $875,000 and $2.9 million, respectively. The major components of cash flows from operations for the current period were comprised of a $1.6 million loss from operations, which included depreciation of $236,000 and amortization of $645,000, primarily capitalized software amortization, a one-time gain of $1.1 million on the sale of the Curtis Mathes trademark, and a charge of $406,000 for early extinguishment of debt.


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


 Going Concern

      We continue to believe that we will be able to generate sufficient cash to support our operations for at least the next twelve months. Although cash used in operations during the three and six month periods ended December 31, 2001 decreased substantially from the same periods last year, we did not achieve a positive cash flow from operations. Our viable plan for reaching profitability generally includes further reduction of general and administrative expenses and continuing to increase our gross margin percentages. Specifically, we plan to implement additional employee and operational efficiencies to further reduce our fixed overhead. We believe that our gross margin percentages can be maximized by continuing to emphasize higher margin services over product sales. We believe that we continued to make progress this fiscal quarter and we believe that our plan is still viable. We expect to receive additional cash payments from the sale of our Curtis Mathes trademark, which was consummated in September 2001. The trademark was sold for $4.5 million, of which $450,000 was received in cash in June 2001 prior to completion of the sale. At December 31, 2001, a total of $1,315,000 had been received in cash and $1,185,000 is due at various dates through September 2002. In December 2001 we also received a cash deposit of $910,000 from the HSBC transaction. We received another $390,000 in cash from this transaction in January 2002, after delivery of the source code to HSBC. We expect to continue generating revenues from our cabling operations at Network America, licensing our digital media technology, selling digital entertainment devices, and providing CTI services, as well as selling other source code licenses of our CTI technology.

      However, if we are unable to achieve a positive cash flow from the foregoing, additional financing or equity placements may again be necessary. Although we believe that sufficient financing resources are available, such resources may not continue to be available to us or they may not be available upon favorable terms.

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


                         PART II - OTHER INFORMATION

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits

           Reference is made to the Exhibit Index beginning on page 10 of this Form 10-Q/A for a list of all exhibits filed with and incorporated by reference in this report.

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


 4.12      Form of warrant issued to Highland Holdings for a finder's fee in connection with the Sagemark loan to the Company
           (filed as Exhibit "4.12" to the Company's Quarterly Report on
           Form 10-Q/A for the fiscal quarter ended September 30, 2001
           and incorporated herein by reference.)                         N/A

 4.13      Form of warrant issued to Massive Capital, LLC for a finder's fee in connection with the sale of the Curtis Mathes
           trademark (filed as Exhibit "4.13" to the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September
           30, 2001 and incorporated herein by reference.)                N/A


 10.1*     Amendment to Global Purchase Agreement with HSBC Holdings plc
           relating to source code license, dated December 20, 2001.       31
 __________________
 *  Filed herewith.