Form 10-Q
period 2002-03-31
UNIVIEW TECHNOLOGIES CORP
filed 2002-05-13
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

                                      OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to _________


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

      At April 30, 2002, there were 3,399,785 shares of Registrant's common stock outstanding.

                           GENERAL INDEX

                                                                     Page
                                                                    Number
 ---------------------------------------------------------------------------

                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS..................................      3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................      9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK..................................................     12


                             PART II.
                         OTHER INFORMATION


 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.............     13

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................     13

 SIGNATURES......................................................     14

 EXHIBIT INDEX...................................................     14

                      PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets


                                                     March 31       June 30
                                                       2002           2001
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $    468,772   $    580,601
   Trade accounts receivable, net                      427,420        561,257
   Notes receivable                                  1,000,000              -
   Inventories                                         163,295        223,449
   Prepaid expenses                                    251,296        153,532
   Other current assets                                 62,846        166,551
                                                   -----------    -----------
      Total current assets                           2,373,629      1,685,390

 PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                            211,943        655,558

 OTHER ASSETS
   Purchased software, net of
     accumulated amortization                          845,146      1,395,419
   Product and software development
     costs, net of accumulated amortization            490,455        696,768
   Trademark, net of accumulated amortization                -      3,088,161
   Goodwill, net of accumulated amortization         1,030,872      1,106,961
   Other                                               142,350        209,103
                                                   -----------    -----------
      Total other assets                             2,508,823      6,496,412
                                                   -----------    -----------
      Total assets                                $  5,094,395   $  8,837,360
                                                   ===========    ===========

 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets


                                                    March 31        June 30
                                                      2002            2001
                                                   -----------    -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY           (Unaudited)

 CURRENT LIABILITIES
   Current maturities of long-term debt           $     19,197   $     22,576
   Current maturities of obligations
     under capital leases                               40,250         71,741
   Trade accounts payable                              408,884        447,093
   Accrued expenses                                    467,070      1,108,984
   Deposits                                                225        450,000
   Deferred revenue                                    164,389        245,034
                                                   -----------    -----------
             Total current liabilities               1,100,015      2,345,428

 LONG TERM DEBT, less current maturities                20,958      1,356,630

 OBLIGATIONS UNDER CAPITAL LEASES, less
   current maturities                                    7,583         31,496
                                                   -----------    -----------
      Total liabilities                              1,128,556      3,733,554

 STOCKHOLDERS' EQUITY

    Preferred stock, cumulative, $1.00 par
      value; 1,000,000 shares authorized:
      Series A, 30,000 and 30,000 shares issued
        and outstanding at March 31, 2002 and
        June 30, 2001, respectively (liquidation
        preference of $30,000 and $30,000)              30,000         30,000
      Series H, 2 and 2 shares issued and
        outstanding at March 31, 2002 and
        June 30, 2001, respectively (liquidation
        preference of $50,000 and $50,000)                   2              2
      Series 1999-D1, 0 and 720 shares issued
        and outstanding at March 31, 2002 and
        June 30, 2001, respectively (liquidation
        preference of $0 and $18,000,000)                    -            720
      Series 2002-G, 240 and 0 shares issued
        and outstanding at March 31, 2002 and
        June 30, 2001, respectively (liquidation
        preference of $6,000,000 and $0)                   240              -
    Common stock, $.80 par value; 80,000,000
      shares authorized; 3,399,785 and 3,398,977
      shares issued and outstanding at March 31,
      2002 and June 30, 2001, respectively           2,719,828      2,719,181
    Additional paid in capital                      62,675,405     62,331,133
    Accumulated deficit                            (61,459,636)   (59,977,230)
                                                   -----------    -----------
      Total stockholders' equity                     3,965,839      5,103,806
                                                   -----------    -----------
      Total liabilities and stockholders' equity  $  5,094,395   $  8,837,360
                                                   ===========    ===========


 The accompanying notes are an integral part of these statements.


  UNIVIEW TECHNOLOGIES CORPORATION  and Subsidiaries
  Consolidated Statements of Operations (Unaudited)

                                      Three months ended             Nine months ended
                                     March 31      March 31       March 31       March 31
                                       2002          2001           2002           2001
                                    ----------    ----------     ----------     ----------
 Revenues
   Product sales                   $   368,783   $   711,506    $ 1,951,218    $ 4,237,034
   Services                          1,980,969       533,901      2,815,900      2,385,082
   Royalties                            44,000       639,247         94,153        951,747
                                    ----------    ----------     ----------     ----------
     Total revenues                  2,393,752     1,884,654      4,861,271      7,573,863

 Cost of products and services
   Cost of product sales               246,271       452,511        843,727      2,596,688
   Cost of services                    434,048       329,691        827,306      1,567,222
                                    ----------    ----------     ----------     ----------
     Total cost of products
       and services                    680,319       782,202      1,671,033      4,163,910
                                    ----------    ----------     ----------     ----------
      Gross margin                   1,713,433     1,102,452      3,190,238      3,409,953

 Operating expenses
   Sales expense                         8,768       377,451         40,188        377,451
   G & A expense                     1,189,408     1,213,122      3,994,334      6,787,683
   Depreciation and amortization       433,907     1,153,597      1,315,687      1,153,597
                                    ----------    ----------     ----------     ----------
     Total operating expenses        1,632,083     2,744,170      5,350,209      8,318,731
                                    ----------    ----------     ----------     ----------
     Operating income (loss)            81,350    (1,641,718)    (2,159,971)    (4,908,778)

 Other (income) expense
   Gain on sale of trademark                 -             -     (1,103,046)             -
   Interest and other income           (32,346)      (38,352)       (76,852)       (54,934)
   Interest expense                      1,115        52,316         95,030        108,424
                                    ----------    ----------     ----------     ----------
     Total other (income) expense      (31,231)       13,964     (1,084,868)        53,490
                                    ----------    ----------     ----------     ----------
    Income (loss) before
      extraordinary item               112,581    (1,655,682)    (1,075,103)    (4,962,268)

  Extraordinary Item - early
    extinguishment of debt                   -             -       (406,243)             -

      Net income (loss)                112,581    (1,655,682)    (1,481,346)    (4,962,268)

  Dividend requirements on
    preferred stock                      1,075       226,075        453,225        678,225
                                    ----------    ----------     ----------     ----------
  Net income (loss) attributable
    to common stockholders after
    extraordinary item             $   111,506   $(1,881,757)   $(1,934,571)   $(5,640,493)
                                    ==========    ==========     ==========     ==========
  Income (loss) per common share
    - basic and diluted
    Income (loss) before
      extraordinary item           $      0.03   $     (0.55)   $     (0.45)   $     (1.67)
    Extraordinary item                       -             -          (0.12)             -
                                    ----------    ----------     ----------     ----------
    Net income (loss)              $      0.03   $     (0.55)   $     (0.57)   $     (1.67)
                                    ==========    ==========     ==========     ==========
  Weighted average common
    shares outstanding -
    basic and diluted                3,399,785     3,398,977      3,399,584      3,383,827


 The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Nine months ended March 31, 2002                      2002            2001
                                                   -----------     -----------
 Cash flows from operating activities
   Net loss                                       $ (1,481,346)   $ (4,962,268)
   Adjustments to reconcile net loss to cash
     used in operating activities:
       Depreciation and amortization                 1,315,687       1,153,597
       Provision for bad debt                                -          28,050
       Stock compensation expense                            -          10,120
       Other                                             5,475          35,640
       Gain on sale of Curtis Mathes trademark      (1,103,046)              -
       Gain from sale of assets                              -         (21,000)
       Discount on debt                                 46,045               -
       Loss on early extinguishment of debt            406,243               -
   Changes in operating assets and liabilities:
             Trade accounts receivable                 133,707         448,903
             Inventories                                54,809          13,148
             Prepaid expense                           (97,764)        438,693
             Other current assets                      171,976         298,782
             Other assets                                    -         (80,494)
              Accounts payable and accrued
                liabilities                           (960,898)        287,631
             Deferred revenue                          (80,645)       (461,130)
                                                   -----------     -----------
       Cash and cash equivalents used in            (1,589,757)     (2,810,328)
         operating activities
 Cash flows from investing activities
       Proceeds from sale of trademark                 185,000               -
       Cash received from note receivable              865,000               -
       Sale of property and equipment                   11,398               -
       Purchase of property and equipment              (11,606)       (170,293)
       Proceeds from sale of assets                          -          21,000
       Additions to product and software
         development costs                                   -        (226,597)
                                                   -----------     -----------
       Cash and cash equivalents provided by
         (used in) investing activities              1,049,792        (375,890)

  Cash flows from financing activities
       Proceeds from long term debt                    500,000       1,517,025
       Proceeds from line of credit                          -       1,746,003
       Principal payments on line of credit                  -      (2,067,445)
       Principal payments on long-term debt            (15,401)        (20,468)
       Principal payments on capital lease
         obligations                                   (55,404)        (86,656)
       Dividends paid                                   (1,059)         (2,500)
       Net proceeds from equity transactions                 -       2,000,000
                                                   -----------     -----------
       Cash and cash equivalents provided by
         financing activities                          428,136       3,085,959
 Net decrease in cash and cash equivalents            (111,829)       (100,259)
 Cash and cash equivalents, beginning of period        580,601       1,422,167
                                                   -----------     -----------
 Cash and cash equivalents, end of period         $    468,772    $  1,321,908
                                                   ===========     ===========
 Supplemental information
   Cash paid for interest                         $     74,606    $    108,425
   Non-cash investing and financing activities:
       Debt relieved upon sale of trademark       $  2,000,000               -
       Notes receivable from sale of trademark    $  1,865,000               -
       Warrants issued in connection with debt    $    275,938               -
       Warrants issued in connection with sale
         of trademark                             $     68,500               -


         The accompanying notes are an integral part of these statements.

              UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                                 (Unaudited)

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

 DISPOSITION OF ASSETS

      In September 2001, the Company sold the Curtis Mathes trademark for $4.5 million, consisting of cash and notes receivable. $450,000 in cash was received in June 2001. At March 31, 2002, a total of $1,500,000 of the purchase price had been received in cash, leaving a principal balance of $1,000,000 on a note receivable due in September 2002. In connection with the sale, the Company was released from approximately $2.0 million of long-term debt, which was assumed by the buyer of the trademark. The Company had a gain of $1,103,046 on the sale of the trademark.

      During fiscal quarter ended December 31, 2001, the Company wrote off the remaining assets of $143,549 relating to a prior acquisition, as these assets are no longer being utilized.

 CREDIT AGREEMENT/NOTES PAYABLE

      All of the Company's long term debt owed to Sagemark Capital, L.P. was removed pursuant to the sale agreement for the Curtis Mathes trademark, whereby the buyer assumed the debt and the Company was released from liability. As a result of the payment of the $2 million face amount of long term debt, the Company recorded an extraordinary loss on debt extinguishment of $406,243. The Company had issued warrants to the lender in connection with the loan and was amortizing these costs over the life of the loan. The carrying amount of the debt was $1,593,757 at the time of payment due to the value of the warrants and upon early extinguishment of the debt, all of the costs were accelerated.

      Outstanding notes payable at the end of the period were $40,155, which represents the principal balance remaining due on three vehicles utilized at the Network America subsidiary.

 REVERSE STOCK SPLIT

      In September 2001, the Company stockholders approved a one for eight reverse stock split. All share and per share data give effect to the reverse split applied retroactively as if it occurred at the beginning of the earliest period presented. The number of outstanding shares has been further adjusted to reflect the effects of rounding fractional shares to the next whole share after the reverse split.

 EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. There are no dilutive securities in the three and nine-month periods ended March 31, 2002 or 2001. The effect of preferred stock dividends on net income allocable to common stockholders for the three months ended March 31, 2002 was $0 per share. The effect of preferred stock dividends on the amount of losses allocable to common stockholders was $.07 per share for the three months ended March 31, 2001, $.13 per share for the nine months ended March 31, 2002 and $.20 per share for the nine months ended March 31, 2001.

      The weighted average of outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 442,011 and 226,237 for the three months and 441,212 and 229,683 for the nine months ended March 31, 2002 and 2001, respectively. The weighted average of outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 1,606,420 and 284,233 for the three months and 1,049,691 and 224,165 for the nine months ended March 31, 2002 and 2001, respectively.

 RECOGNIZED REVENUE

      On January 16, 2002, the Company completed a source code license to one of its largest customers of its uniView Softgen product. The sale resulted in the Company receiving $1.3 million in cash. The buyer also hired six of the Company's employees. The Company is actively marketing similar source code licenses to other customers.

 BUSINESS SEGMENT INFORMATION

      During 2002  and  2001,  the  Company  was  primarily  engaged  in  the development of advanced digital entertainment devices and related supporting
 technologies,  computer   systems   integration,  and   computer   telephony
 integration software.   The following tables  set forth certain  information
 with respect to the three and nine months ended March 31:

                                            Three Months Ended                  Nine Months Ended
                                        March 31          March 31          March 31         March 31
                                          2002              2001              2002             2001
                                      ------------     -------------     -------------     ------------
 Net revenues
      Product sales                  $     368,783    $      711,506    $    1,951,218    $   4,237,034
      Services                           1,980,969           533,901         2,815,900        2,385,082
      Royalties                             44,000           639,247            94,153          951,747
                                      ------------     -------------     -------------     ------------
 Total revenues                      $   2,393,752     $   1,884,654    $    4,861,271    $   7,573,863


 Operating income (loss)
      Product sales                  $     198,868    $     (944,203)   $     (253,677)   $  (1,990,722)
      Services                             376,536          (637,940)          308,537       (1,642,094)
      Corporate                           (494,054)          (59,575)       (2,214,831)      (1,275,962)
                                      ------------     -------------     -------------     ------------
 Total operating income (loss)              81,350        (1,641,718)       (2,159,971)      (4,908,778)

 Less interest expense                      (1,115)          (52,316)          (95,030)        (108,424)
 Gain on sale of trademark                                       -                   -        1,103,046                      -
 Interest and other income                  32,346            38,352            76,852           54,934
                                      ------------     -------------     -------------     ------------
 Net income (loss) before
      extraordinary item             $     112,581    $   (1,655,682)   $   (1,075,103)   $  (4,962,268)
                                      ------------     -------------     -------------     ------------
 Extraordinary item - early
      extinguishment of debt                     -                 -          (406,243)               -
                                      ------------     -------------     -------------     ------------
 Net income (loss) after
      extraordinary item             $     112,581    $   (1,655,682)   $   (1,481,346)   $  (4,962,268)
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

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended March 31, 2002. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2001.

                            Results of Operations

      Revenues. Total revenues for the third fiscal quarter ended March 31, 2002 were $2.4 million, compared to $1.9 million for the same quarter last year. For the nine months ended March 31, 2002, total revenues decreased to $4.9 million, compared to $7.6 million for the same period last year. The decreases primarily are due to the general downturn involving technology companies and the ongoing conversion of Network America to a service-intensive operation.

 uniView Softgen. Revenues for uniView Softgen for the third fiscal quarter ended March 31, 2002 were approximately $1.4 million, compared to approximately $484,000 for the same quarter last year. For the nine months ended March 31, 2002, revenues increased to approximately $2.6 million, compared to $2.2 million for the same period last year. These increases are primarily attributable to the sale of a source code license of our CIMphony product to HSBC Holdings plc ("HSBC"), our largest customer for that product, for $1.3 million in cash during the period ended March 31, 2002. The transaction is also expected to result in limited revenues in the future from this customer, as it assumes the responsibility for its own CTI software operations. This customer generated approximately $2.5 million in revenues during the year ended June 30, 2001. We expect future revenues for this subsidiary to be generated primarily through sales of source code licenses to our customers.

 Network America. Revenues for Network America for the third fiscal quarter ended March 31, 2002 were approximately $877,000, compared to $706,000 for the same quarter last year. For the nine months ended March 31, 2002, revenues decreased to approximately $2.0 million, compared to $4.1 million for the same period last year. The changes can be attributed to a transition from primarily offering hardware to primarily offering services. We expect future revenues to be generated primarily through cabling and other services.

 Curtis Mathes. Due to the sale of the Curtis Mathes trademark in September 2001, the Company recognized no royalty revenue and $50,000 in royalty revenue for the three and nine month periods ended March 31, 2002, compared to $639,000 and $952,000, for the same periods in 2001, respectively.

      Gross Margin. Gross margin for the third fiscal quarter ended March 31, 2002 was approximately $1.7 million, compared to $1.1 million for the same quarter last year. Gross margin as a percentage of sales for the third fiscal quarter ended March 31, 2002 was 72%, compared to 58% for the same quarter last year. Gross margin for the nine months ended March 31, 2002 was $3.2 million, compared to $3.4 million for the same period last year. Gross margin as a percentage of sales for the nine months ended March 31, 2002 was 66%, compared to 45% for the same period last year. These increases can be attributed to a shift in emphasis from hardware sales to higher margin service contracts at Network America, as well as to the one-time sale of a source code license to HSBC.

      Operating Expenses. Total operating expenses for the three months ended March 31, 2002 decreased 41% to $1.63 million, compared to $2.74 million for the same quarter last year. Total operating expenses for the nine months ended March 31, 2002 decreased 36% to $5.35 million, compared to $8.32 million for the same period last year. Significant components of operating expenses for the three and nine months ended March 31, 2002 and 2001 consisted of the following:


                                Three Months Ended         Nine Months Ended
                              March 31      March 31     March 31     March 31
                                2002          2001         2002         2001
                              ---------    ----------   ----------   ----------
 Compensation                $  913,000   $ 1,313,000  $ 2,627,000  $ 3,893,000
 Facilities                     126,000       172,000      394,000      452,000
 Depreciation                    69,000       125,000      444,000      407,000
 Online service expense           2,000       276,000       61,000      718,000
 Amortization of product
  and software development
  costs, purchased software,
  trademark, and goodwill       226,000       214,000      872,000      746,000
 Legal expense and
  professional fees              69,000        82,000      220,000      389,000
 Sales and marketing expenses     9,000       167,000       40,000      377,000
 Other                          218,000       395,000      692,000    1,337,000
                              ---------    ----------   ----------   ----------
 Total                       $1,632,000   $ 2,744,000  $ 5,350,000  $ 8,319,000


      "Other" expenses include public company cost, telephone, travel, office, insurance, and other general and administrative expenses. The decrease in online service expenses for 2002 compared to 2001 primarily consists of TVData online television listings utilized in connection with our digital entertainment products, which services were terminated in July 2001. The remaining decrease in operating expenses totaling approximately $2.9 million for the nine month period ended March 31, 2002 is primarily attributable to reduced compensation and other expenses due to a reduction in the number of employees and overall cost controls.

                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used in operations for the nine months ended March 31, 2002 and 2001 was approximately $1.6 million and $2.8 million, respectively. The major components of cash flows from operations for the nine month period ended March 31, 2002 were comprised of a $1.5 million loss from operations, which included depreciation of $444,000 and amortization of $872,000, primarily capitalized software amortization, and a one-time gain of $1.1 million on the sale of the Curtis Mathes trademark. In addition, an extraordinary charge of $406,000 for early extinguishment of debt resulted from the payment of a $2 million face amount of long term debt. (See Notes to Consolidated Financial Statements: Credit Agreement/Notes Payable on page 7 of this Form 10-Q.)

      Cash Flows From Investing Activities. During the nine months ended March 31, 2002, we received net cash from investing activities of approximately $1,050,000, consisting of proceeds from the sale of the trademark, and we purchased approximately $12,000 of property and equipment.
  During the same period last year, we purchased approximately $170,000 of property and equipment and expended approximately $227,000 on product and software development.

      Cash Flows from Financing Activities. During the nine months ended March 31, 2002 we generated net cash of approximately $428,000 from financing activities, compared to $3.1 million during the same period last year. The primary source of these funds for the nine months ended March 31, 2002 was a loan of $500,000, which was subsequently assumed by the buyer upon the sale of the Curtis Mathes trademark.

 Going Concern

      We continue to believe that we will be able to generate sufficient cash to support our operations for at least the next twelve months. Although cash used in operations during the three and nine month periods ended March 31, 2002 decreased substantially from the same periods last year, we did not achieve a positive cash flow from operations. Our viable plan for reaching profitability generally includes further reduction of general and administrative expenses and continuing to increase our gross margin percentages. Specifically, we plan to implement additional operational efficiencies to further reduce our fixed overhead. We believe that our gross margin percentages can be maximized by continuing to emphasize higher margin services over product sales. We believe that we continued to make progress this fiscal quarter and we believe that our plan is still viable. We expect to receive additional cash payments from the sale of our Curtis Mathes trademark, which was consummated in September 2001. The trademark was sold for $4.5 million, of which $450,000 was received in cash in June 2001 prior to completion of the sale. At March 31, 2002, a total of $1,500,000 had been received in cash and $1,000,000 is due in September 2002. In December 2001 we also received a cash deposit of $910,000 from the HSBC transaction. We received another $390,000 in cash from this transaction in January 2002, after delivery of the source code to HSBC. We expect to continue generating revenues from our cabling operations at Network America, licensing our digital media technology, selling digital entertainment devices, and providing CTI services, as well as selling other source code licenses of our CTI technology.

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

      We are exposed to interest rate risk primarily through our borrowing activities, which are described in the "Long-Term Debt" Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K/A for fiscal year ended June 30, 2001, which are incorporated herein by reference.


                         PART II - OTHER INFORMATION


 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      Issuances of equity securities during the reporting period that were not registered under the Securities Act of 1933 consisted of the following:

      On March 31, 2002 we issued warrants to purchase 150,000 shares of our common stock to accredited investors in connection with consulting services rendered to the Company over a three year period ending February 2005. The warrants are exercisable for three years at an exercise price of $1.50 per share; however, the warrants are subject to a contingency that upon satis-faction of the anti-dilution provisions of the Company's outstanding Series 2002-G Preferred Stock, the exercise price will be adjusted to par value of the common stock. The foregoing issuance was made pursuant to the exemption from registration provided by Rule 506 of Regulation D or
 Section 4(2) of the Securities Act of 1933, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, (c) the investor or its purchaser representative were advised of the limitations on resale of the common stock underlying the warrants, (d) the investor represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and (e) appropriate legends were affixed to the instruments issued in the transactions.


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      Reference is made to the Exhibit Index beginning on page 14 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

 (b)  Reports on Form 8-K
      During the three months ended March 31, 2002 the Company filed one Current Report on Form 8-K dated March 5, 2002 reporting the redemption of its Series 1999-D1 Convertible Preferred Stock with the issuance of its Series 2002-G Convertible Preferred Stock.

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

 Date:     May 13, 2002


                       UNIVIEW TECHNOLOGIES CORPORATION
                               and Subsidiaries

                                EXHIBIT INDEX

 Exhibit                                                           Sequential
 Number               Description of Exhibits                     Page Number
 ----------------------------------------------------------------------------
 3(i)      Articles of Incorporation of the Company, as amended (filed as Exhibit "3(i)" to the Company's Quarterly Report on Form
           10-Q/A for the fiscal quarter ended December 31, 2001 and
           incorporated herein by reference.)                             N/A

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

 4.7 Series 2002-G Preferred Stock terms and conditions (filed as Exhibit "4.1" to the Company's Current Report on Form 8-K
           dated as of March 5, 2002 and incorporated herein by
           reference.)                                                    N/A

 4.8       Form of warrant issued in connection with private placement to Bonanza Partners, Ltd. (filed as Exhibit "4.11" to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999 and incorporated herein by
           reference.)                                                    N/A

 4.9       Form of warrant issued in connection with acquisition of
           certain assets of Softgen International, Inc. (filed as
           Exhibit "4.12" to the Company's Quarterly Report on Form
           10-Q for the fiscal quarter ended December 31, 1999 and
           incorporated herein by reference.)                             N/A

 4.10      Form of warrant issued in connection with private placement to LBI Group, Inc. (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission
           on May 19, 2000 and incorporated herein by reference.)         N/A

 4.11      Form of warrant issued in connection with private placement to Founders Partners VI, LLC (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission on October 10, 2000 and incorporated herein by
           reference.)                                                    N/A

 4.12      Form of warrant issued to Sagemark Capital, L.P. in
           connection with a loan to the Company (filed as Exhibit
           "4.11" to the Company's Quarterly Report on Form 10-Q for
           the fiscal quarter ended December 31, 2000 and incorporated
           herein by reference.)                                          N/A

 4.13      Form of warrant issued to Highland Holdings for a finder's fee in connection with the Sagemark loan to the Company
           (filed as Exhibit "4.12" to the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30,
           2001 and incorporated herein by reference.)                    N/A

 4.14      Form of warrant issued to Massive Capital, LLC for a
           finder's fee in connection with the sale of the Curtis
           Mathes trademark (filed as Exhibit "4.13" to the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended
           September 30, 2001 and incorporated herein by reference.)      N/A

 10.1 Securities Purchase Agreement dated March 5, 2002 between registrant and Brown Simpson Partners I, Ltd. relating to the redemption of registrant's Series 1999-D1 Convertible Preferred Stock with Series 2002-G Convertible Preferred
           Stock (filed as Exhibit "99.2" to the Company's Current
           Report on Form 8-K dated as of March 5, 2002 and
           incorporated herein by reference.)                             N/A

 10.2 Registration Rights Agreement dated March 5, 2002 between registrant and Brown Simpson Partners I, Ltd. relating to the registration of the shares of common stock underlying registrant's Series 2002-G Convertible Preferred Stock
           (filed as Exhibit "99.3" to the Company's Current Report on
           Form 8-K dated as of March 5, 2002 and incorporated herein
           by reference.)                                                 N/A

 10.3 Settlement and Mutual Release Agreement dated March 5, 2002 between registrant and Brown Simpson Partners I, Ltd.
           relating to the redemption of registrant's Series 1999-D1 Convertible Preferred Stock with Series 2002-G Convertible Preferred Stock (filed as Exhibit "99.4" to the Company's
           Current Report on Form 8-K dated as of March 5, 2002 and
           incorporated herein by reference.)                             N/A