Form 10-Q/A
period 2001-09-30
UNIVIEW TECHNOLOGIES CORP
filed 2002-07-11
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 Form 10-Q/A
                              Amendment Number 2
                              ------------------

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

                           GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------


                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.....................    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................    9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...........................................   12


                             PART II.
                         OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS.....................................   12

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.............   13

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   14

 ITEM 5.   OTHER INFORMATION.....................................   14

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................   15

 SIGNATURES......................................................   15

 EXHIBIT INDEX...................................................   16

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS



 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                   September 30      June 30
                                                       2001           2000
                                                   -----------    -----------
                                                   (Unaudited)   (As restated)
                                                  (As restated)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $    491,077   $    580,601
   Trade accounts receivable, net                    1,129,528        561,257
   Notes receivable                                  1,865,000              -
   Inventories                                         151,653        223,449
   Prepaid expenses                                     86,614        153,532
   Other current assets                                 84,104        166,551
                                                   -----------    -----------
            Total current assets                     3,807,976      1,685,390

 PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                            542,931        655,558

 OTHER ASSETS
   Purchased software, net of                        1,231,987      1,395,419
     accumulated amortization
   Product and software development
     costs, net of accumulated amortization            632,816        696,768
   Trademark, net of accumulated amortization                -      3,088,161
   Goodwill, net of accumulated amortization         1,081,598      1,106,961
   Other                                               117,583        209,103
                                                   -----------    -----------
            Total other assets                       3,063,984      6,496,412
                                                   -----------    -----------
            Total assets                          $  7,414,891   $  8,837,360
                                                   ===========    ===========


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                   September 30      June 30
                                                       2001           2000
                                                   -----------    -----------
                                                   (Unaudited)   (As restated)
                                                  (As restated)

        LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Current maturities of long-term debt           $     22,576   $     22,576
   Current maturities of obligations
     under capital leases                               56,841         71,741
   Trade accounts payable                              401,100        447,093
   Accrued and other current liabilities             1,019,387      1,558,984
   Deferred revenue                                    663,592        245,034
                                                   -----------    -----------
            Total current liabilities                2,163,496      2,345,428

 LONG TERM DEBT, less current maturities                28,100      1,356,630

 OBLIGATIONS UNDER CAPITAL LEASES, less
   current maturities                                   20,438         31,496
                                                   -----------    -----------
            Total liabilities                        2,212,034      3,733,554

 REDEEMABLE PREFERRED STOCK

   Series 1999-D1, 720 and 720 shares issued
     and outstanding at September 30, 2001
     and June 30, 2001, respectively (liquidation
     preference of $18,000,000 and $18,000,000)      5,966,834      5,966,834

 STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00
     par value; 1,000,000 shares authorized:
    Series A, 30,000 and 30,000 shares issued
      and outstanding at September 30, 2001
      and June 30, 2001, respectively
      (liquidation preference of $30,000
      and $30,000)                                      30,000         30,000
    Series H, 2 and 2 shares issued and
      outstanding at September 30, 2001
      and June 30, 2001, respectively
      (liquidation preference of $50,000
      and $50,000)                                           2              2

   Common stock, $.80 par value; 80,000,000
      shares authorized; 3,398,977 shares
      issued and outstanding at September
      30, 2001, and June 30, 2001                    2,719,181      2,719,181
   Additional paid in capital                       56,709,457     56,365,019
   Accumulated deficit                             (60,222,617)   (59,977,230)
                                                   -----------    -----------
    Total stockholders' equity (deficit)              (763,977)      (863,028)
                                                   -----------    -----------
    Total liabilities and stockholders' equity    $  7,414,891   $  8,837,360
                                                   ===========    ===========

        The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Operations (Unaudited)
 Three Months Ended September 30,

                                                       2001          2000
                                                   -----------    -----------
                                                  (As restated)  (As restated)
 Revenues
   Product sales                                  $  1,268,039   $  1,461,474
   Services                                            321,470        994,263
   Royalties                                            50,153              -
                                                   -----------    -----------
            Total revenues                           1,639,662      2,455,737

 Cost of products and services
   Cost of product sales                               484,980        865,212
   Cost of services                                    151,600        686,996
                                                   -----------    -----------
            Total cost of products and services        636,580      1,552,208
                                                   -----------    -----------

            Gross margin                             1,003,082        903,529

 Operating expenses
   Selling expenses                                     17,958         78,701
   General and administrative expenses               1,432,091      2,218,716
   Depreciation and amortization                       421,686        387,230
                                                   -----------    -----------
            Total Operating Expense                  1,871,735      2,684,647

            Operating loss                            (868,653)    (1,781,118)

 Other (income) expense
   Gain on sale of trademark                        (1,103,046)             -
   Interest and other income                           (16,591)      (130,652)
   Interest expense                                     90,128         24,750
                                                   -----------    -----------

             Total other (income) expense           (1,029,509)      (105,902)
                                                   -----------    -----------
   INCOME (LOSS) before extraordinary item             160,856     (1,675,216)

 Extraordinary Item
   Early extinguishment of debt                       (406,243)             -
                                                   -----------    -----------
   NET LOSS                                           (245,387)    (1,675,216)

 Dividend requirements on preferred stock              226,075        226,075
                                                   -----------    -----------
 Net loss attributable to common
  stockholders after extraordinary item           $   (471,462)  $ (1,901,291)
                                                   ===========    ===========
 Loss per common share - basic and diluted
    Loss before extraordinary item                $      (0.02)  $      (0.57)
    Extraordinary item                                   (0.12)             -
                                                   -----------    -----------
    Net Loss                                      $      (0.14)  $      (0.57)
                                                   ===========    ===========
 Weighted average common shares
 outstanding - basic and diluted                     3,398,977      3,353,526

        The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Three Months Ended September 30,

                                                       2001            2000
                                                   -----------     -----------
                                                  (As restated)   (As restated)
 Cash flows from operating activities
  Net loss                                        $   (245,387)   $ (1,675,216)
  Adjustments to reconcile net loss to
    cash used in operating activities:
       Depreciation and amortization                   421,686         387,230
       Sundry non-cash expenses                              -          19,877
       Gain on sale of trademark                    (1,103,046)              -
       Discount on debt                                 46,045               -
       Early extinguishment of debt                    406,243               -
       Changes in operating assets and liabilities
             Trade accounts receivable                (568,271)       (174,577)
             Inventories                                71,796        (130,422)
             Prepaid expense                            66,918          63,643
             Other current assets                      173,967        (427,786)
             Other assets                                    -          44,939
             Accounts payable and accrued
               liabilities                            (420,903)         38,824
             Deferred revenue                          418,558        (108,502)
                                                   -----------     -----------
               Cash and cash equivalents
                 used in operating activities         (732,394)     (1,961,990)

 Cash flows from investing activities
       Proceeds from sale of trademark                 185,000               -
       Purchase of property and equipment              (11,292)        (31,409)
       Additions to product and software
         development costs                                   -        (144,124)
                                                   -----------     -----------
       Cash and cash equivalents provided
         by (used in) investing activities             173,708        (175,533)

 Cash flows from financing activities
       Proceeds from long term debt                    500,000               -
       Proceeds from line of credit                          -       1,288,551
       Principal payments on line of credit                  -      (1,060,919)
       Principal payments on long-term debt             (4,880)         (7,425)
       Principal payments on capital lease
         obligations                                   (25,958)        (30,251)
       Net proceeds from equity transactions                 -       2,000,000
                                                   -----------     -----------
       Cash and cash equivalents
         provided by financing activities              469,162       2,189,956

 Net increase (decrease) in cash and cash
   equivalents                                         (89,524)         52,433

 Cash and cash equivalents, beginning of period        580,601       1,422,167
                                                   -----------     -----------
 Cash and cash equivalents, end of period         $    491,077    $  1,474,600
                                                   ===========     ===========
 Supplemental information:
   Cash paid for interest                         $     69,741    $     24,750
   Non-cash investing and financing activities
     Debt relieved upon sale of trademark         $  2,000,000    $          -
     Notes receivable from sale of trademark      $  1,865,000    $          -

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


 RESTATEMENT AND REDEEMABLE PREFERRED STOCK

      It was determined the Company's Series 1999-D1 preferred stock is redeemable on June 10, 2002 at the option of the holder, and as a result, these amounts have been reclassified to temporary equity for all periods presented in the accompanying financial statements. The effect of the restatement is to decrease stockholders' equity and increase redeemable preferred stock in the amount of $5,966,834 at both September 30 and June 30, 2001.



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

 Date:     July 11, 2002

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

 4.12   Form of warrant issued to Highland Holdings for a finder's fee in connection with the Sagemark loan to the Company.
        (filed as Exhibit "4.12" to the March 26, 2002 amendment to the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2001 and incorporated herein by
        reference.)                                                      N/A

 4.13   Form of warrant issued to Massive Capital, LLC for a finder's fee in connection with the sale of the Curtis Mathes trademark. (filed as Exhibit "4.13" to the March 26, 2002 amendment to the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2001 and incorporated herein by
        reference.)                                                      N/A