Form 10-Q/A
period 2001-12-31
UNIVIEW TECHNOLOGIES CORP
filed 2002-07-11
CIK 755229

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

                           GENERAL INDEX
                                                                     Page
                                                                    Number
 ---------------------------------------------------------------------------

                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS......................     3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS....................    10

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK...................................................    14


                             PART II.
                         OTHER INFORMATION


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................    15

 SIGNATURES.......................................................    15

 EXHIBIT INDEX....................................................    16

                      PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets



                                                   December 31      June 30
                                                       2001           2001
                                                   -----------    -----------
                                                   (Unaudited)   (As restated)
                                                  (As restated)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $  1,006,986   $    580,601
   Trade accounts receivable, net                      494,968        561,257
   Notes receivable                                  1,185,000              -
   Inventories                                         189,232        223,449
   Prepaid expenses                                     70,868        153,532
   Other current assets                                 93,290        166,551
                                                   -----------    -----------
            Total current assets                     3,040,344      1,685,390

 PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                            287,275        655,558

 OTHER ASSETS
   Purchased software, net of
     accumulated amortization                          978,590      1,395,419
   Product and software development
     costs, net of accumulated amortization            560,238        696,768
   Trademark, net of accumulated amortization                -      3,088,161
   Goodwill, net of accumulated amortization         1,056,235      1,106,961
   Other                                               117,496        209,103
                                                   -----------    -----------
            Total other assets                       2,712,559      6,496,412
                                                   -----------    -----------
            Total asset                           $  6,040,178   $  8,837,360
                                                   ===========    ===========


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                   December 31      June 30
                                                       2001           2001
                                                   -----------    -----------
                                                   (Unaudited)   (As restated)
                                                  (As restated)
           LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Current maturities of long-term debt           $     19,197   $     22,576
   Current maturities of obligations
     under capital leases                               46,994         71,741
   Trade accounts payable                              350,665        447,093
   Accrued expenses                                    702,192      1,108,984
   Deposits                                            910,000        450,000
   Deferred revenue                                    115,747        245,034
                                                   -----------    -----------
             Total current liabilities               2,144,795      2,345,428

 LONG TERM DEBT, less current maturities                26,564      1,356,630

 OBLIGATIONS UNDER CAPITAL LEASES, less
   current maturities                                   15,562         31,496
                                                   -----------    -----------
             Total liabilities                       2,186,921      3,733,554

 REDEEMABLE PREFERRED STOCK
   Series 1999-D1, 720 and 720 shares issued
     and outstanding at December 31, 2001 and
     June 30, 2001, respectively (liquidation
     preference of $18,000,000 and $18,000,000
     plus undeclared dividends of $2,296,849
     and $1,846,849 at December 31, 2001 and
     June 30, 2001, respectively)                      283,500      1,170,000


 STOCKHOLDERS' EQUITY
    Preferred stock, cumulative, $1.00 par
      value; 1,000,000 shares authorized:
      Series A, 30,000 and 30,000 shares issued
        and outstanding at December 31, 2001
        and June 30, 2001, respectively
        (liquidation preference of $30,000
        and $30,000)                                    30,000         30,000
      Series H, 2 and 2 shares issued and
        outstanding at December 31, 2001
        and June 30, 2001, respectively
        (liquidation preference of $50,000
        and $50,000)                                         2              2

   Common stock, $.80 par value; 80,000,000
        shares authorized; 3,398,977 shares
        issued and outstanding at December
        31, 2001, and  June 30, 2001                 2,719,181      2,719,181
    Additional paid in capital                      56,709,457     56,365,019
    Accumulated deficit                            (55,888,883)   (55,180,396)
                                                   -----------    -----------
             Total stockholders' equity              3,569,757      3,933,806
                                                   -----------    -----------
             Total liabilities and
               stockholders' equity               $  6,040,178   $  8,837,360
                                                   ===========    ===========

      The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Operations (Unaudited)

                                       Three months ended             Six months ended
                                    December 31   December 31    December 31    December 31
                                        2001          2000          2001           2000
                                    ----------    ----------     ----------     ----------
                                   (As restated) (As restated)  (As restated)  (As restated)
 Revenues
   Product sales                   $   314,396   $ 2,064,054    $ 1,582,435    $ 3,525,528
   Services                            513,461       856,918        834,931      1,851,181
   Royalties                                 -       187,500         50,153        312,500
                                    ----------    ----------     ----------     ----------
     Total revenues                    827,857     3,108,472      2,467,519      5,689,209

 Cost of products and services
   Cost of product sales               112,476     1,278,965        597,456      2,144,177
   Cost of services                    241,658       550,535        393,258      1,237,531
                                    ----------    ----------     ----------     ----------
     Total cost of products
       and services                    354,134     1,829,500        990,714      3,381,708
                                    ----------    ----------     ----------     ----------

     Gross margin                      473,723     1,278,972      1,476,805      2,307,501

 Operating expenses
   Sales expense                        13,462       131,494         31,420        210,196
   G & A expense                     1,368,435     2,331,127      2,804,925      4,549,842
   Depreciation and amortization       464,495       427,293        881,781        814,523
                                    ----------    ----------     ----------     ----------
     Total operating expenses        1,846,392     2,889,914      3,718,126      5,574,561
                                    ----------    ----------     ----------     ----------
     Operating loss                 (1,372,669)   (1,610,942)    (2,241,321)    (3,267,060)

 Other (income) expense
   Gain on sale of trademark                 -             -     (1,103,046)             -
   Interest and other income           (27,914)      (10,930)       (44,505)       (16,582)
   Interest expense                      3,786        31,358         93,915         56,108
                                    ----------    ----------     ----------     ----------
     Total other (income) expense      (24,128)       20,428     (1,053,636)        39,526
                                    ----------    ----------     ----------     ----------
     Loss before extraordinary item (1,348,541)   (1,631,370)    (1,187,685)    (3,306,586)

 Extraordinary Item - early
    extinguishment of debt                   -             -       (406,243)             -

      Net loss                      (1,348,541)   (1,631,370)    (1,593,928)    (3,306,586)

  Decrease in fair value
    of redeemable preferred stock     (145,125)  (10,378,350)      (886,500)    (6,103,350)

  Dividend requirements on
    preferred stock                    226,075       226,075        452,150        452,150
                                    ----------    ----------     ----------     ----------
  Net income (loss) attributable
    to common stockholders after
    extraordinary item             $(1,429,491)  $ 8,520,905    $(1,159,578)   $ 2,344,614
                                    ==========    ==========     ==========     ==========
  Income (loss) per common share
    - basic
    Income (loss) before
      extraordinary item           $     (0.42)  $      2.51    $     (0.22)   $      0.69
    Extraordinary item                       -             -          (0.12)             -
                                    ----------    ----------     ----------     ----------
     Net income (loss)             $     (0.42)  $      2.51    $     (0.34)   $      0.69
                                    ==========    ==========     ==========     ==========
  Weighted average common shares
  outstanding - basic                3,398,977     3,398,977      3,398,977      3,376,376

  Income (loss) per common share
    - diluted
    Income (loss) before
      extraordinary item           $     (0.42)  $      2.50    $     (0.22)   $      0.68
    Extraordinary item                       -             -          (0.12)             -
                                    ----------    ----------     ----------     ----------
     Net income (loss)             $     (0.42)  $      2.50    $     (0.34)   $      0.68
                                    ==========    ==========     ==========     ==========
  Weighted average common shares
  outstanding - diluted              3,398,977     3,405,662      3,398,977      3,443,535



      The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Six Months Ended December 31,


                                                       2001            2000
                                                   -----------     -----------
                                                  (As restated)   (As restated)
    Cash flows from operating activities
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


 RESTATEMENT AND REDEEMABLE PREFERRED STOCK

      In July 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-98, which clarified the accounting for classification and measurement of redeemable securities. EITF Topic No. D-98, which is effective for all reporting periods subsequent to December 15, 2001, addresses securities that become redeemable at a future date and for which their redemption amount is variable, and suggests two methods of accounting for these securities: the accretion of changes in redemption value over the period from date of issuance to earliest redemption date, or recognition of changes in redemption value immediately as they occur and adjustment to the carrying value of the security to equal the redemption value at the end of each reporting period. The Company's Series 1999 D-1 preferred stock was redeemable at a price which fluctuated based on the market price of the Company's common stock. As a result, the Company has adopted the latter method of accounting for these types of securities, and as such, has restated all periods presented to reflect the change on the Company's accounting for Series 1999 D-1 preferred stock.




 The effect of the restatement is as follows:

 Balance sheets
 --------------
                                    December 31, 2001        June 30, 2001
                                     --------------          -------------
 Stockholders' equity
   as previously reported             $ 3,853,257            $ 5,103,806
   as restated                          3,569,757              3,933,806

 Redeemable preferred stock
   as previously reported                       -                      -
   as restated                            283,500              1,170,000


 Statements of operations
 ------------------------
                                       For the three     For the three     For the six       For the six
                                       months ended      months ended      months ended      months ended
                                    December 31, 2001 December 31, 2000 December 31, 2001 December 31, 2000
                                      --------------    --------------    --------------    --------------
 Net income (loss) attributable to
  common shareholders
    as previously reported             $ (1,574,616)    $ (1,857,445)     $ (2,046,078)     $ (3,758,736)
 (Increase) decrease in fair value
 of redeemable preferred stock              145,125       10,378,350           886,500         6,103,350
                                        -----------      -----------       -----------       -----------
   as restated                           (1,429,491)       8,520,905        (1,159,578)        2,344,614

 Income (loss) per common share
   - basic
 Income (loss) before
  extraordinary item
   as previously reported              $      (0.46)    $      (0.55)     $      (0.48)     $      (1.11)
   as restated                         $      (0.42)    $       2.51      $      (0.22)     $       0.69

 Net income (loss)
   as previously reported              $      (0.46)    $      (0.55)     $      (0.60)     $      (1.11)
   as restated                         $      (0.42)    $       2.51      $      (0.34)     $       0.69

 Income (loss) per common share
  - diluted
 Income (loss) before
  extraordinary item
   as previously reported              $      (0.46)    $      (0.55)     $      (0.48)     $      (1.11)
   as restated                         $      (0.42)    $       2.50      $      (0.22)     $       0.68

 Net income (loss)
   as previously reported              $      (0.46)    $      (0.55)     $      (0.60)     $      (1.11)
   as restated                         $      (0.42)    $       2.50      $      (0.34)     $       0.68

 Weighted average common shares
   outstanding - diluted
   as previously reported                 3,398,977        3,398,977         3,398,977         3,376,376
   as restated                            3,398,977        3,405,662         3,398,977         3,443,535




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



 EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. There are no dilutive securities in the three and six-month periods ended December 31, 2001. The effect of preferred stock dividends and changes in value of redeemable preferred stock on net income allocable to common stockholders was ($.02) per share for the three months ended December 31, 2001, $2.99 per share for the three months ended December 31, 2000, $.13 per share for the six months ended December 31, 2001 and $1.67 per share for the six months ended December 31, 2000.

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


      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended December 31, 2001. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2001, including the amendment filed on March 26, 2002.

 Restatement and Redeemable Preferred Stock

      In July 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-98, which clarified the accounting for classification and measurement of securities that become redeemable at a future date and for which their redemption amount is variable. Our Series 1999 D-1 preferred stock was redeemable on June 10, 2002 at a price which fluctuated based on the market price of our common stock. We have adopted an accounting method provided in EITF Topic D-98 for these types of securities, which recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. We have restated all periods presented to reflect the change in accounting for Series 1999 D-1 preferred stock, which primarily affects reported dividend requirements on preferred stock, net income and stockholders' equity, which is due solely to fluctuations in the market price of our common stock.


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


 Date:     July 11, 2002

                       UNIVIEW TECHNOLOGIES CORPORATION
                              and Subsidiaries

                               EXHIBIT INDEX
 Exhibit                                                           Sequential
 Number               Description of Exhibits                     Page Number
 ----------------------------------------------------------------------------

 3(i)      Articles of Incorporation of the Company, as amended
           (filed as Exhibit "3(i)" to the March 26, 2002 amendment
           to the Company's Quarterly Report on Form 10-Q/A for the
           fiscal quarter ended December 31, 2001 and incorporated
           herein by reference.)                                          N/A


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


 10.1      Amendment to Global Purchase Agreement with HSBC Holdings
           plc relating to source code license, dated December 20,
           2001 (filed as Exhibit "10.1" to the March 26, 2002
           amendment to the Company's Quarterly Report on Form 10-Q
           for the fiscal quarter ended December 31, 2001 and
           incorporated herein by reference.)                             N/A