Form 10-Q/A
period 2002-03-31
UNIVIEW TECHNOLOGIES CORP
filed 2002-07-11
CIK 755229

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

                           GENERAL INDEX

                                                                     Page
                                                                    Number
 ---------------------------------------------------------------------------

                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS..................................      3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................     10


 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK..................................................     14


                             PART II.
                         OTHER INFORMATION


 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.............     15

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................     15

 SIGNATURES......................................................     16

 EXHIBIT INDEX...................................................     16

                      PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS



 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets


                                                     March 31       June 30
                                                       2002           2001
                                                   -----------    -----------
                                                   (Unaudited)   (As restated)
                                                  (As restated)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $    468,772   $    580,601
   Trade accounts receivable, net                      427,420        561,257
   Notes receivable                                  1,000,000              -
   Inventories                                         163,295        223,449
   Prepaid expenses                                    251,296        153,532
   Other current assets                                 62,846        166,551
                                                   -----------    -----------
      Total current assets                           2,373,629      1,685,390

 PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                            211,943        655,558

 OTHER ASSETS
   Purchased software, net of
     accumulated amortization                          845,146      1,395,419
   Product and software development
     costs, net of accumulated amortization            490,455        696,768
   Trademark, net of accumulated amortization                -      3,088,161
   Goodwill, net of accumulated amortization         1,030,872      1,106,961
   Other                                               142,350        209,103
                                                   -----------    -----------
      Total other assets                             2,508,823      6,496,412
                                                   -----------    -----------
      Total assets                                $  5,094,395   $  8,837,360
                                                   ===========    ===========

 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets


                                                    March 31        June 30
                                                      2002            2001
                                                   -----------    -----------
                                                   (Unaudited)   (As restated)
    LIABILITIES AND STOCKHOLDERS' EQUITY          (As restated)

 CURRENT LIABILITIES
   Current maturities of long-term debt           $     19,197   $     22,576
   Current maturities of obligations
     under capital leases                               40,250         71,741
   Trade accounts payable                              408,884        447,093
   Accrued expenses                                    467,070      1,108,984
   Deposits                                                225        450,000
   Deferred revenue                                    164,389        245,034
                                                   -----------    -----------
             Total current liabilities               1,100,015      2,345,428

 LONG TERM DEBT, less current maturities                20,958      1,356,630

 OBLIGATIONS UNDER CAPITAL LEASES, less
   current maturities                                    7,583         31,496
                                                   -----------    -----------
      Total liabilities                              1,128,556      3,733,554

 REDEEMABLE PREFERRED STOCK
   Series 1999-D1, 0 and 720 shares issued and
     outstanding at March 31, 2002 and June 30,
     2001, respectively (liquidation preference
     of $18,000,000 plus undeclared dividends
     in arrears of $1,846,849 at June 30, 2001)             -       1,170,000
   Series 2002-G, 240 and 0 shares issued and
     outstanding at March 31, 2002 and June 30,
     2001, respectively (liquidation preference
     of $6,000,000)                                 2,680,000               -


 STOCKHOLDERS' EQUITY
    Preferred stock, cumulative, $1.00 par
      value; 1,000,000 shares authorized:
      Series A, 30,000 and 30,000 shares issued
        and outstanding at March 31, 2002 and
        June 30, 2001, respectively (liquidation
        preference of $30,000 and $30,000)              30,000         30,000
      Series H, 2 and 2 shares issued and
        outstanding at March 31, 2002 and
        June 30, 2001, respectively (liquidation
        preference of $50,000 and $50,000)                   2              2

    Common stock, $.80 par value; 80,000,000
      shares authorized; 3,399,785 and 3,398,977
      shares issued and outstanding at March 31,
      2002 and June 30, 2001, respectively           2,719,828      2,719,181
    Additional paid in capital                      56,708,811     56,365,019
    Accumulated deficit                            (58,172,802)   (55,180,396)
                                                   -----------    -----------
      Total stockholders' equity                     1,285,839      3,933,806
                                                   -----------    -----------
      Total liabilities and stockholders' equity  $  5,094,395   $  8,837,360
                                                   ===========    ===========


 The accompanying notes are an integral part of these statements.


  UNIVIEW TECHNOLOGIES CORPORATION  and Subsidiaries
  Consolidated Statements of Operations (Unaudited)

                                      Three months ended             Nine months ended
                                     March 31      March 31       March 31       March 31
                                       2002          2001           2002           2001
                                    ----------    ----------     ----------     ----------
                                   (As restated) (As restated)  (As restated)  (As restated)
 Revenues
   Product sales                   $   368,783   $   711,506    $ 1,951,218    $ 4,237,034
   Services                          1,980,969       533,901      2,815,900      2,385,082
   Royalties                            44,000       639,247         94,153        951,747
                                    ----------    ----------     ----------     ----------
     Total revenues                  2,393,752     1,884,654      4,861,271      7,573,863

 Cost of products and services
   Cost of product sales               246,271       452,511        843,727      2,596,688
   Cost of services                    434,048       329,691        827,306      1,567,222
                                    ----------    ----------     ----------     ----------
     Total cost of products
       and services                    680,319       782,202      1,671,033      4,163,910
                                    ----------    ----------     ----------     ----------
      Gross margin                   1,713,433     1,102,452      3,190,238      3,409,953

 Operating expenses
   Sales expense                         8,768       377,451         40,188        377,451
   G & A expense                     1,189,408     1,213,122      3,994,334      6,787,683
   Depreciation and amortization       433,907     1,153,597      1,315,687      1,153,597
                                    ----------    ----------     ----------     ----------
     Total operating expenses        1,632,083     2,744,170      5,350,209      8,318,731
                                    ----------    ----------     ----------     ----------
     Operating income (loss)            81,350    (1,641,718)    (2,159,971)    (4,908,778)

 Other (income) expense
   Gain on sale of trademark                 -             -     (1,103,046)             -
   Interest and other income           (32,346)      (38,352)       (76,852)       (54,934)
   Interest expense                      1,115        52,316         95,030        108,424
                                    ----------    ----------     ----------     ----------
     Total other (income) expense      (31,231)       13,964     (1,084,868)        53,490
                                    ----------    ----------     ----------     ----------
    Income (loss) before
      extraordinary item               112,581    (1,655,682)    (1,075,103)    (4,962,268)

  Extraordinary Item - early
    extinguishment of debt                   -             -       (406,243)             -

      Net income (loss)                112,581    (1,655,682)    (1,481,346)    (4,962,268)

  Increase (decrease) in fair
    value of redeemable
    preferred stock                    (58,157)      506,250       (944,657)    (5,597,100)

  Dividend requirements on
    preferred stock                    158,883       226,075        453,225        678,225
                                    ----------    ----------     ----------     ----------
  Net income (loss) attributable
    to common stockholders         $    11,855   $(2,388,007)   $  (989,914)   $   (43,393)
                                    ==========    ==========     ==========     ==========
  Income (loss) per common share
    - basic and diluted
    Income (loss) before
      extraordinary item           $      0.00   $     (0.70)   $     (0.17)   $     (0.01)
    Extraordinary item                       -             -          (0.12)             -
                                    ----------    ----------     ----------     ----------
    Net income (loss)              $      0.00   $     (0.70)   $     (0.29)   $     (0.01)
                                    ==========    ==========     ==========     ==========
  Weighted average common
    shares outstanding -
    basic and diluted                3,399,785     3,398,977      3,399,584      3,383,827


 The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Nine months ended March 31, 2002

                                                       2002            2001
                                                   -----------     -----------
                                                  (As restated)   (As restated)
 Cash flows from operating activities
   Net loss                                       $ (1,481,346)   $ (4,962,268)
   Adjustments to reconcile net loss to cash
     used in operating activities:
       Depreciation and amortization                 1,315,687       1,153,597
       Provision for bad debt                                -          28,050
       Stock compensation expense                            -          10,120
       Other                                             5,475          35,640
       Gain on sale of Curtis Mathes trademark      (1,103,046)              -
       Gain from sale of assets                              -         (21,000)
       Discount on debt                                 46,045               -
       Loss on early extinguishment of debt            406,243               -
   Changes in operating assets and liabilities:
             Trade accounts receivable                 133,707         448,903
             Inventories                                54,809          13,148
             Prepaid expense                           (97,764)        438,693
             Other current assets                      171,976         298,782
             Other assets                                    -         (80,494)
              Accounts payable and accrued
                liabilities                           (960,898)        287,631
             Deferred revenue                          (80,645)       (461,130)
                                                   -----------     -----------
       Cash and cash equivalents used in            (1,589,757)     (2,810,328)
         operating activities
 Cash flows from investing activities
       Proceeds from sale of trademark                 185,000               -
       Cash received from note receivable              865,000               -
       Sale of property and equipment                   11,398               -
       Purchase of property and equipment              (11,606)       (170,293)
       Proceeds from sale of assets                          -          21,000
       Additions to product and software
         development costs                                   -        (226,597)
                                                   -----------     -----------
       Cash and cash equivalents provided by
         (used in) investing activities              1,049,792        (375,890)

  Cash flows from financing activities
       Proceeds from long term debt                    500,000       1,517,025
       Proceeds from line of credit                          -       1,746,003
       Principal payments on line of credit                  -      (2,067,445)
       Principal payments on long-term debt            (15,401)        (20,468)
       Principal payments on capital lease
         obligations                                   (55,404)        (86,656)
       Dividends paid                                   (1,059)         (2,500)
       Net proceeds from equity transactions                 -       2,000,000
                                                   -----------     -----------
       Cash and cash equivalents provided by
         financing activities                          428,136       3,085,959
 Net decrease in cash and cash equivalents            (111,829)       (100,259)
 Cash and cash equivalents, beginning of period        580,601       1,422,167
                                                   -----------     -----------
 Cash and cash equivalents, end of period         $    468,772    $  1,321,908
                                                   ===========     ===========
 Supplemental information
   Cash paid for interest                         $     74,606    $    108,425
   Non-cash investing and financing activities:
       Debt relieved upon sale of trademark       $  2,000,000               -
       Notes receivable from sale of trademark    $  1,865,000               -
       Warrants issued in connection with debt    $    275,938               -
       Warrants issued in connection with sale
         of trademark                             $     68,500               -


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


 RESTATEMENT AND REDEEMABLE PREFERRED STOCK

      In July 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-98, which clarified the accounting for classification and measurement of redeemable securities. EITF Topic No. D-98, which is effective for all reporting periods subsequent to December 15, 2001, addresses securities that become redeemable at a future date and for which their redemption amount is variable, and suggests two methods of accounting for these securities: the accretion of changes in redemption value over the period from date of issuance to earliest redemption date, or recognition of changes in redemption value immediately as they occur and adjustment to the carrying value of the security to equal the redemption value at the end of each reporting period. The Company's Series 1999 D-1 and 2002-G preferred stock are redeemable at a price which fluctuates based on the market price of the Company's common stock. As a result, the Company has adopted the latter method of accounting for these types of securities, and as such, has restated all periods presented to reflect the change in the Company's accounting for Series 1999 D-1 and 2002-G preferred stock.

      During the quarter ended March 31, 2002, the Company exchanged 720 shares of Series 1999 D-1 preferred stock for 240 shares of Series 2002-G preferred stock (stated value $25,000 per share). The new series of preferred stock has no provision for dividends and is convertible into 4,000,000 shares of common stock at $1.50 per share. All outstanding and unconverted shares of the new preferred stock as of June 30, 2004 shall be, at the holders' option, either converted into common stock or redeemed by the Company based on the market price of the Company's common stock times the conversion ratio noted above.



 The effect of the restatement is as follows:

 Balance sheets
 --------------
                                     March 31, 2002          June 30, 2001
                                     --------------          -------------
 Stockholders' equity
   as previously reported             $ 3,965,839            $  5,103,806
   as restated				1,285,839 		3,933,806

 Redeemable preferred stock
   as previously reported	                - 	                -
   as restated			        2,680,000 	        1,170,000


 Statements of operations
 ------------------------
                                      For the three     For the three     For the nine      For the nine
                                      months ended      months ended      months ended      months ended
                                      March 31, 2002    March 31, 2001    March 31, 2002    March 31, 2001
                                      --------------    --------------    --------------    --------------
 (Increase) decrease in fair value
 of redeemable preferred stock
   as previously reported              $        -       $        -        $        -        $         -
   as restated                             58,157         (506,250)          944,657          5,597,100

 Dividend requirements on
 preferred stock
   as previously reported                   1,075          226,075           453,225            678,225
   as restated                            158,883          226,075           453,225            678,225

 Net change in dividend requirements
   and fair value of redeemable
   preferred stock                        (99,651)        (506,250)          944,657          5,597,100

 Net income (loss) attributable
 to common shareholders
   as previously reported                 111,506       (1,881,757)       (1,934,571)        (5,640,493)
 Net change in dividend requirements
   and fair value of redeemable
   preferred stock                        (99,651)        (506,250)          944,657          5,597,100
   as restated                             11,855       (2,388,007)         (989,914)           (43,393)

 Income (loss) per common share
   - basic and diluted
 Income (loss) before
  extraordinary item
   as previously reported              $     0.03       $    (0.55)       $    (0.45)       $     (1.67)
   as restated                         $     0.00       $    (0.70)       $    (0.17)       $     (0.01)

 Net income (loss)
   as previously reported              $     0.03       $    (0.55)       $    (0.57)       $     (1.67)
   as restated                         $     0.00       $    (0.70)       $    (0.29)       $     (0.01)



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


 EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. There are no dilutive securities in the three and nine-month periods ended March 31, 2002 or 2001. The effect of preferred stock dividends and change in value of redeemable preferred stock on net income allocable to common stockholders was $.02 per share for the three months ended March 31, 2002, ($.22) per share for the three months ended March 31, 2001, $.14 per share for the nine months ended March 31, 2002 and $1.45 per share for the nine months ended March 31, 2001.


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

      During the quarter ended March 31, 2002, the Company redeemed all of Series 1999 D-1 preferred stock by issuing 240 shares of Series 2002-G preferred stock (stated value $25,000 per share) in exchange. The new series of preferred stock has no provision for dividends and is convertible into 4 million shares of common stock at $1.50 per share. All outstanding and unconverted shares of the new preferred stock as of June 30, 2004 shall be, at the holders' option, either converted into common stock or redeemed at a price which fluctuates based on the market price of our common stock.

      We have restated all periods presented to reflect the change in accounting for Series 1999 D-1 and Series 2002-G preferred stock, which primarily affects reported dividend requirements on preferred stock, net income and stockholders' equity, which is due solely to fluctuations in the market price of our common stock.


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