Form 10-K/A
period 2001-06-30
UNIVIEW TECHNOLOGIES CORP
filed 2002-07-12
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-K/A
                              Amendment Number 2
                              ------------------

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

 DOCUMENTS INCORPORATED BY REFERENCE:  Exhibits shown on Exhibit Index.

                                GENERAL INDEX


                                                            Page Number

 ITEM l.   BUSINESS............................................  3

 ITEM 2.   PROPERTIES..........................................  6

 ITEM 3.   LEGAL PROCEEDINGS...................................  6

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  7

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.................................  7

 ITEM 6.   SELECTED FINANCIAL DATA.............................. 8

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................. 9

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................... 16

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           Index to Consolidated Financial Statements.......... 16

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................. 17

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. 17

 ITEM 11.  EXECUTIVE COMPENSATION.............................. 20

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................... 24

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 26

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K......................................... 26

 SIGNATURES.................................................... 27

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


                                                    Year Ended June 30,
                             -------------------------------------------------------------
                             2001           2000          1999          1998          1997
                             ----           ----          ----          ----          ----
 Consolidated Statement
 of Operations Data
 ------------------
 Revenues                 $9,332,232   $  9,145,705   $11,486,058   $ 2,487,213   $ 2,503,512
 Net Loss                 (6,622,458)   (10,863,875)   (6,297,353)  (17,418,141)   (7,509,040)
 Loss per Common Share(1)      (2.22)         (4.56)        (4.16)       (26.96)       (18.64)

 Loss from
   Continuing Operations  (6,622,458)   (10,863,875)   (6,297,353)  (17,418,141)   (8,298,466)

 Loss from
   Continuing Operations
   per Common Share(1) (2)     (2.22)         (4.56)        (4.16)       (26.96)       (20.56)


 Consolidated Balance
   Sheet Data
 --------------------
 Total Assets              8,837,360     12,523,204    14,080,768    17,728,662    15,474,753
 Long Term Debt            1,388,126        595,324     3,823,210     3,835,315       525,837
 Stockholders' Equity
   and redeemable
   preferred stock         5,103,806      9,270,299     8,336,978     7,300,231    12,300,635



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

 July 11, 2002



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Principal Executive Officer and
      Principal Financial and Accounting Officer

 /s/  PATRICK A. CUSTER       Chairman of the Board,       July 11, 2002
      Patrick A. Custer       Chief Executive Officer
                              and Director

      Additional Directors

 /s/  BILLY J. ROBINSON       Vice President, Secretary,   July 11, 2002
      Billy J. Robinson       General Counsel and Director

 /s/  EDWARD M. WARREN        Director                     July 11, 2002
      Edward M. Warren

 /s/  BERNARD S. APPEL        Director                     July 11, 2002
      Bernard S. Appel

 /s/  GEORGE C. PLATT         Director                     July 11, 2002
      George C. Platt

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


 GRANT THORNTON LLP


 Dallas, Texas
 August 17, 2001, except for Note D as to which
                  the date is September 26, 2001,
                  and for the last paragraph of
                  Note A, as to which the date is
                  July 11, 2002

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


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        2001           2000
                                                   -----------    -----------
 CURRENT LIABILITIES
  Current maturities of long-term debt            $     22,576   $     51,958
  Current maturities of obligations under
    capital leases                                      71,741         93,000
  Line of credit                                             -        321,442
  Trade accounts payable                               447,093        505,468
  Accrued and other current liabilities              1,558,984      1,188,082
  Deferred revenue                                     245,034        964,030
                                                   -----------    -----------
           Total current liabilities                 2,345,428      3,123,980

 LONG TERM DEBT, less current maturities, net
   of debt discount of $176,350 in 2001              1,356,630              -

 OBLIGATIONS UNDER CAPITAL LEASES,
   less current maturities                              31,496        128,925
                                                   -----------    -----------
           Total liabilities                         3,733,554      3,252,905

 REDEEMABLE PREFERRED STOCK
  Series 1999-D1, 720 shares issued and
    outstanding at June 30, 2001 and 2000
    (liquidation preference of $18,000,000)          5,966,834      5,966,834

 STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, cumulative, $1.00 par value;
      1,000,000 shares authorized:
    Series A, 30,000 shares issued and outstanding
      at June 30, 2001 and 2000 (liquidation
      preference of $30,000)                            30,000         30,000
    Series H, 2 shares issued and outstanding
      at June 30, 2001 and 2000 (liquidation
      preference of $50,000)                                 2              2
                                                   -----------    -----------
                                                        30,722         30,722
  Common stock, $.80 par value; 80,000,000 shares
    authorized; 3,398,977 and 3,307,065 shares
    issued and outstanding at June 30, 2001
    and 2000, respectively                           2,719,181      2,645,652
  Additional paid in capital                        56,365,019     53,978,833
  Accumulated deficit                              (59,977,230)   (53,351,022)
                                                   -----------    -----------
      Total stockholders' equity (deficit)            (863,028)     3,303,465
                                                   -----------    -----------
      Total liabilities and stockholders' equity  $  8,837,360   $ 12,523,204
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


                       uniView Technologies Corporation and Subsidiaries
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         For the years ended June 30, 2001, 2000 and 1999


                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    paid-in       Accumulated
                                               Shares      Amount    Shares      Amount    capital         deficit         Total
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - July 1, 1998                    1,254,084  $1,003,267   140,143  $  140,143   $42,480,261   $(36,323,440) $  7,300,231

 Conversion of Series Q preferred
   including accrued dividends for
   common stock                               220,235     176,188       (28)        (28)     (168,446)        (7,714)            -
 Conversion of Series 1998 A-1 preferred
   including accrued dividends for
   common stock                                70,388      56,310       (12)        (12)      (52,751)        (3,547)            -
 Sale of common stock for cash                171,875     137,500         -           -       412,500              -       550,000
 Exercise of warrants                          26,469      21,175         -           -        68,557              -        89,732
 Preferred stock dividends                          -           -         -           -             -         (1,875)       (1,875)
 Issuance of Series 1998 - A1 preferred
   stock for cash                                   -           -        16          16       399,984              -       400,000
 Issuance of common stock in exchange
   for services                                 8,594       6,875         -           -        20,625              -        27,500
 Conversion of debt to common stock           125,000     100,000         -           -       900,000              -     1,000,000
 Issuance of Series 1999-C preferred
   stock for cash                                   -           -        44          44     1,099,950              -     1,099,994
 Issuance of Series 1999-D1 preferred
   stock for cash redemption of 1998-A1
   and cancellation of warrants
    Series 1998-A1                                  -           -       (84)        (84)  (11,549,916)             -   (11,550,000)
    Series 1999-D1                                  -           -       720         720    17,999,280              -    18,000,000
    Series A and B warrants                         -           -         -           -    (2,481,251)             -    (2,481,251)
 Reclassification of Series 1999-D1
   preferred stock to redeemable
   preferred stock                                  -           -      (720)       (720)   (5,966,114)             -    (5,966,834)
 Issuance of Series 1999-E Preferred
   stock for Redemption of Series Q
    Series Q                                        -           -       (32)        (32)   (2,399,968)             -    (2,400,000)
    Series 1999-E                                   -           -        96          96     2,399,904              -     2,400,000
 Issuance of warrants with
   sale of subsidiaries                             -           -         -           -             -        200,000       200,000
 Net loss                                           -           -         -           -             -     (6,297,353)   (6,297,353)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 1999                   1,876,645   1,501,315   140,143     140,143    43,162,615    (42,433,929)    2,370,144



                         uniView Technologies Corporation and Subsidiaries
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
                        For the years ended June 30, 2001, 2000 and 1999


                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    paid-in       Accumulated
                                               Shares      Amount    Shares      Amount    capital         deficit         Total
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Redemption of Series A preferred stock             -  $        -  (100,000) $ (100,000)  $         -   $    (18,099) $   (118,099)
 Conversion of Series A preferred including
   accrued dividends for common stock             971         777   (10,000)    (10,000)       10,873         (1,650)            -
 Conversion of Series 1999-E preferred
  including accrued dividends for
  common stock                                100,337      80,270       (96)        (96)      (72,086)        (8,088)            -
 Conversion of Series 1999-C preferred
   including accrued dividends for
   common stock                               111,492      89,193       (44)        (44)      (65,643)       (23,506)            -
 Conversion of Series H preferred including
   accrued dividends for common stock             208         167        (1)         (1)         (166)             -             -
 Sale of common stock                         209,128     167,302         -           -     4,287,963              -     4,455,265
 Exercise of warrants                         214,781     171,825         -           -       866,550              -     1,038,375
 Common stock issued for services              43,906      35,125         -           -       147,375              -       182,500
 Conversion of debt to common stock           489,785     391,828         -           -     2,396,895              -     2,788,723
 Legal settlement paid in stock                31,250      25,000         -           -       475,000              -       500,000
 Preferred stock dividends                          -           -         -           -             -         (1,875)       (1,875)
 Acquisitions of businesses                   228,562     182,850         -           -     2,108,043              -     2,290,893
 Stock compensation for employees
   and directors                                    -           -         -           -       661,414              -       661,414
 Net loss                                           -           -         -           -             -    (10,863,875)  (10,863,875)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2000                   3,307,065   2,645,652    30,002      30,002    53,978,833    (53,351,022)    3,303,465

 Sale of common stock                          91,912      73,529         -           -     1,926,471              -     2,000,000
 Stock compensation for employees
   and directors                                    -           -         -           -        58,496              -        58,496
 Issuance of warrants for services                  -           -         -           -       212,619              -       212,619
 Issuance of warrants in connection with
  long-term debt                                    -           -         -           -       188,600              -       188,600
 Preferred stock dividends                          -           -         -           -             -         (3,750)       (3,750)
 Net loss                                           -           -         -           -             -     (6,622,458)   (6,622,458)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2001                   3,398,977 $ 2,719,181    30,002 $    30,002  $ 56,365,019  $ (59,977,230) $   (863,028)
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


  Restatement and Redeemable Preferred Stock

  It was determined the Company's Series 1999 D-1 preferred stock is redeemable on June 10, 2002 at the option of the holder, and as a result, these amounts have been reclassified to temporary equity for all periods presented in the accompanying financial statements. The effect of the restatement is to reduce shareholders' equity and increase redeemable preferred stock in the amount of $5,966,834 at both June 30, 2001 and 2000.


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


 NOTE J - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK


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


  In June 1999, the Company issued 720 shares of Series D-1 convertible redeemable preferred stock (stated value $25,000 per share). The shares accumulate dividends at 5%, or $900,000 per year and are convertible into 562,500 shares of common stock (at $32 per share.) Cumulative dividends in arrears at June 30, 2001 and 2000 totaled $1,850,000 and $950,000, respectively. All shares outstanding as of June 10, 2002 are, at the holders' option, convertible into common stock at the aforementioned conversion rate, or redeemable for cash equal to the number of shares of common stock at the above conversion rate times the 5-day average closing bid price of the Company's common stock at the date of redemption.


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


 10.4   ** Employment Contract with Mr. Hurst dated as of February 14,
           2001. (filed as Exhibit "10.4" to the March 26, 2002 amendment to the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001 and incorporated herein by reference.) N/A

 10.5   ** Employment Contract with Ms. Leland dated as of February 14,
           2001. (filed as Exhibit "10.5" to the March 26, 2002 amendment to the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001 and incorporated herein by reference.) N/A


 10.6      Database Service Agreement between TVData Technologies, L.P.
           and the Company dated August 1, 1999 (filed as Exhibit "10.17"
           to the Company's Annual Report on Form 10-K for the fiscal year
           ended June 30, 1999 and incorporated herein by reference.)       N/A


 10.7      Business Alliance Agreement between subsidiary uniView
           Technologies Products Group, Inc. and Zoned In, Inc. dated
           May 25, 2000. (filed as Exhibit "10.7" to the March 26, 2002 amendment to the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001 and incorporated herein
           by reference.)                                                   N/A

 10.8      Trademark License Agreement between the Company and Avmark,
           Inc. relating to the Curtis Mathes trademark, dated July 1, 2001. (filed as Exhibit "10.8" to the March 26, 2002 amendment to the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001 and incorporated herein by reference.) N/A

 10.9 Global Purchase Agreement with HSBC Holdings plc relating to installation of computer telephony integration software by
           uniView Softgen Corporation in HSBC call centers, dated October
           26, 1999.  (filed as Exhibit "10.9" to the March 26, 2002
           amendment to the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001 and incorporated herein
           by reference.)                                                   N/A


 10.10 Agreement for Purchase and Assignment of Trademarks (filed as Exhibit "2" to the Company's Current Report on Form 8-K dated
           September 6, 2001 and incorporated herein by reference.)         N/A


 21        Subsidiaries of the Company.  (filed as Exhibit "21" to the
           March 26, 2002 amendment to the Company's Annual Report on
           Form 10-K/A for the fiscal year ended June 30, 2001 and
           incorporated herein by reference.)                               N/A


 23*       Consent of Independent Certified Public Accountants

 _______________
 *  Filed herewith.

 ** Management contract or compensation plan or arrangement required to be filed as a exhibit pursuant to Item 14 (c).