Form 10-K/A
period 2001-06-30
UNIVIEW TECHNOLOGIES CORP
filed 2002-08-06
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-K/A
                              Amendment Number 3
                              ------------------

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

 ITEM 6.   SELECTED FINANCIAL DATA.............................. 8

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................. 9

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................... 17

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           Index to Consolidated Financial Statements.......... 17

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................. 18

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. 18

 ITEM 11.  EXECUTIVE COMPENSATION.............................. 20

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................... 25

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 26

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K......................................... 26

 SIGNATURES.................................................... 27

 EXHIBIT INDEX................................................. 58

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

      (b)  Financial Information About Industry Segments

      Please refer to Note P of the Notes to Consolidated Financial Statements in this Form 10-K/A for information concerning Industry Segments.

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


                                                    Year Ended June 30,
                             -------------------------------------------------------------
                             2001           2000          1999          1998          1997
                             ----           ----          ----          ----          ----
                        (As restated)  (As restated)  (As restated)
 Consolidated Statement
 of Operations Data
 ------------------
 Revenues                 $9,332,232   $  9,145,705   $11,486,058   $ 2,487,213   $ 2,503,512
 Net Loss                 (6,622,458)   (10,863,875)   (6,297,353)  (17,418,141)   (7,509,040)
 Loss per Common Share(1)      (0.08)         (3.82)        (7.02)       (26.96)       (18.64)

 Loss from
   Continuing Operations  (6,622,458)   (10,863,875)   (6,297,353)  (17,418,141)   (8,298,466)

 Loss from
   Continuing Operations
   per Common Share(1) (2)     (0.08)         (3.82)        (7.02)       (26.96)       (20.56)


 Consolidated Balance
   Sheet Data
 --------------------
 Total Assets              8,837,360     12,523,204    14,080,768    17,728,662    15,474,753
 Long Term Debt            1,388,126        595,324     3,823,210     3,835,315       525,837
 Redeemable Preferred
   Stock                   1,170,000      8,409,600    10,350,000             -             -
 Stockholders' equity
   (deficit)               3,933,806        860,699    (2,013,022)    7,300,231    12,300,635


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

      More information about us can be found at our Web site, www.uniView.com
 <http://www.uniView.com>.  Information shown  or otherwise linked on the Web site is not incorporated in any prior or future filings of the Company under the 1933 Act or the 1934 Act, unless we specifically incorporate such information by reference, and such information shall not otherwise be deemed filed under such Acts.

 Restatement and Redeemable Preferred Stock

      Our Series 1999-D1 preferred stock is redeemable on June 10, 2002, at the option of the holder, at a price which fluctuates based on the market price of our common stock. As a result, Series 1999-D1 should have been classified as temporary equity in our financial statements and we have restated all periods presented to reclassify these amounts to temporary equity.

      Additionally, in July 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-98, which clarified the accounting for classification and measurement of securities that become redeemable at a future date and for which their redemption amount is variable. We have adopted an accounting method provided in EITF Topic D-98 for these types of securities, which recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Topic D-98 is effective for all periods ending after December 15, 2001. However, we have determined that the same method of accounting is applicable, and should hve been applied, to prior periods. As a result, we have further restated all periods presented to reflect the change in accounting for Series 1999-D1 preferred stock. These changes primarily affect net income and stockholders' equity due solely to fluctuations in the market price of our common stock. Earnings per share from cash transactions as previously reported has not changed.


                            Results of Operations

      Please refer to Note P of the Notes to Consolidated Financial Statements in this Form 10-K/A for information concerning Industry Segments.

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


 Selected Quarterly Financial Data (unaudited) (as restated)

    The following tables set forth certain unaudited financial data for the quarters indicated:

                                       Fiscal 2001 Quarter Ended                                Fiscal 2000 Quarter Ended
                        ---------------------------------------------------    ---------------------------------------------------
                           Sept. 30,     Dec. 31,     March 31,     June 30,     Sept. 30,     Dec. 31,     March 31,     June 30,
                             2000          2000         2001          2001         1999          1999         2000          2000
                             ----          ----         ----          ----         ----          ----         ----          ----
Net Sales                $  2,580,737  $  3,108,472 $  1,884,654  $  1,758,369 $  2,745,055  $  2,196,193 $  1,885,894 $  2,318,563

Gross Margin             $  1,028,529  $  1,278,972 $  1,102,452  $    942,125 $    617,943  $    627,307 $    552,897 $    883,228
% of net sales                  39.9%         41.1%        58.5%         53.6%        22.5%         28.5%        29.3%        38.1%

Operating loss           $(1,656,118)  $(1,610,942) $(1,641,718)  $(1,881,114) $(2,549,929)  $(2,814,130) $(2,301,159) $(2,966,437)
% of net sales                (64.2)%       (51.8)%      (87.1)%      (107.0)%      (92.8)%      (128.1)%     (122.0)%     (127.9)%

Net loss                 $(1,675,216)  $(1,631,370) $(1,665,682)  $(1,660,190) $(2,635,954)  $(2,894,015) $(2,396,118) $(2,937,788)
% of net sales                (64.9)%       (52.5)%      (87.9)%       (94.4)%      (96.0)%      (131.7)%     (127.1)%     (126.7)%

Net income (loss)
attributable to
common shareholders      $(6,176,291)  $ 8,520,905  $(2,388,007)  $  (241,265) $   714,443  $(15,552,246) $(5,969,293) $10,981,821
% of net sales               (239.3)%        274.1%     (126.7)%       (13.7)%      (26.0)%      (708.1)%     (316.5)%        73.6%

Net income (loss) per
share - basic            $     (1.84)  $      2.51  $     (0.70)  $     (0.13) $       .35   $     (6.33) $     (2.25) $      3.46
      - diluted          $     (1.84)  $      2.50  $     (0.70)  $     (0.13) $       .35   $     (6.33) $     (2.25) $      3.36


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

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The undersigned hereby certifies that this report fully complies with the requirements of
 Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                               UNIVIEW TECHNOLOGIES CORPORATION


                               By:   /s/ PATRICK A. CUSTER
                                     ---------------------
                                     Patrick A. Custer
                                     Chief Executive Officer
                                     and Principal Financial Officer

 August 6, 2002



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Principal Executive Officer and
      Principal Financial and Accounting Officer

 /s/  PATRICK A. CUSTER       Chairman of the Board,       August 6, 2002
      Patrick A. Custer       Chief Executive Officer
                              and Director

      Additional Directors

 /s/  BILLY J. ROBINSON       Vice President, Secretary,   August 6, 2002
      Billy J. Robinson       General Counsel and Director

 /s/  EDWARD M. WARREN        Director                     August 6, 2002
      Edward M. Warren

 /s/  BERNARD S. APPEL        Director                     August 6, 2002
      Bernard S. Appel

 /s/  GEORGE C. PLATT         Director                     August 6, 2002
      George C. Platt

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

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $6,622,458, $10,863,875, and $6,297,353 for the years ended June 30, 2001, 2000 and 1999, respectively. These factors, among others, as discussed in Note C to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note C. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


 GRANT THORNTON LLP


 Dallas, Texas
 August 17, 2001, except for Note E as to which
                  the date is September 26, 2001,
                  and for Note B, as to which the
                  date is August 6, 2002

              uniView Technologies Corporation and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                   June 30,


                                                       2001           2000
                                                   -----------    -----------
                                                  (As restated)  (As restated)
                           ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                       $    580,601   $  1,422,167
  Trade accounts receivable, net of allowance
    for doubtful accounts of $13,637 in 2001
    and $5,874 in 2000                                 561,257      1,126,462
  Inventories                                          223,449        261,601
  Prepaid expenses                                     153,532        883,268
  Other current assets                                 166,551        372,086
                                                   -----------    -----------
           Total current assets                      1,685,390      4,065,584

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $3,466,403 in 2001 and
   $3,136,899 in 2000                                  655,558      1,057,541

 OTHER ASSETS
  Purchased software, net of accumulated
    amortization of $1,099,546 in 2001 and
    $291,154 in 2000                                 1,395,419      2,203,811
  Product and software development costs, net of
    accumulated amortization of $247,898 in 2001
    and $69,031 in 2000                                696,768        546,328
  Trademark, net of accumulated amortization of
    $1,796,594 in 2001 and $1,552,357 in 2000        3,088,161      3,332,398
  Goodwill, net of accumulated amortization of
    $313,372 in 2001 and $211,919 in 2000            1,106,961      1,208,414
  Other                                                209,103        109,128
                                                   -----------    -----------
           Total other assets                        6,496,412      7,400,079
                                                   -----------    -----------
           Total assets                           $  8,837,360   $ 12,523,204
                                                   ===========    ===========



              uniView Technologies Corporation and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 June 30,


 LIABILITIES AND STOCKHOLDERS' EQUITY                  2001           2000
                                                   -----------    -----------
                                                  (As restated)  (As restated)
 CURRENT LIABILITIES
  Current maturities of long-term debt            $     22,576   $     51,958
  Current maturities of obligations under
    capital leases                                      71,741         93,000
  Line of credit                                             -        321,442
  Trade accounts payable                               447,093        505,468
  Accrued and other current liabilities              1,558,984      1,188,082
  Deferred revenue                                     245,034        964,030
                                                   -----------    -----------
           Total current liabilities                 2,345,428      3,123,980

 LONG TERM DEBT, less current maturities, net
   of debt discount of $176,350 in 2001              1,356,630              -

 OBLIGATIONS UNDER CAPITAL LEASES,
   less current maturities                              31,496        128,925
                                                   -----------    -----------
           Total liabilities                         3,733,554      3,252,905

 REDEEMABLE PREFERRED STOCK
  Series 1999-D1, 720 shares issued and
    outstanding at June 30, 2001 and 2000
    (liquidation preference of $18,000,000,
    plus undeclared dividends in arrears of
    $1,846,849 and $946,849 at June 30, 2001
    and 2000, respectively)                          1,170,000      8,409,600

 STOCKHOLDERS' EQUITY
  Preferred stock, cumulative, $1.00 par value;
      1,000,000 shares authorized:
    Series A, 30,000 shares issued and outstanding
      at June 30, 2001 and 2000 (liquidation
      preference of $30,000)                            30,000         30,000
    Series H, 2 shares issued and outstanding
      at June 30, 2001 and 2000 (liquidation
      preference of $50,000)                                 2              2
                                                   -----------    -----------
                                                        30,002         30,002
  Common stock, $.80 par value; 80,000,000 shares
    authorized; 3,398,977 and 3,307,065 shares
    issued and outstanding at June 30, 2001
    and 2000, respectively                           2,719,181      2,645,652
  Additional paid in capital                        56,365,019     53,978,833
  Accumulated deficit                              (55,180,396)   (55,793,788)
                                                   -----------    -----------
      Total stockholders' equity                     3,933,806        860,699
                                                   -----------    -----------
      Total liabilities and stockholders' equity  $  8,837,360   $ 12,523,204
                                                   ===========    ===========

       The accompanying notes are an integral part of these statements.


              uniView Technologies Corporation and Subsidiaries
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year ended June 30,


                                             2001         2000         1999
                                          ----------   ----------   ----------
                                       (As restated) (As restated) (As restated)
 Revenues
  Product sales                          $ 5,434,527  $ 7,710,606  $10,160,563
  Consulting and support services          2,765,958    1,435,099    1,325,495
  Royalties                                1,131,747            -            -
                                          ----------   ----------   ----------
     Total revenues                        9,332,232    9,145,705   11,486,058

 Cost of products and services
  Cost of product sales                    3,231,702    5,553,372    8,677,047
  Cost of consulting and support services  1,748,452      910,958    1,041,840
                                          ----------   ----------   ----------
     Total cost of products and services   4,980,154    6,464,330    9,718,887
                                          ----------   ----------   ----------
           Gross margin                    4,352,078    2,681,375    1,767,171

 Operating expenses
  Selling expenses                           686,377      708,167      526,529
  General and administrative expenses      8,539,417    9,157,725    6,029,701
  Depreciation and amortization            1,916,178    3,447,138    3,124,272
                                          ----------   ----------   ----------
                                          11,141,970   13,313,030    9,680,502
                                          ----------   ----------   ----------
           Operating loss                 (6,789,892) (10,631,655)  (7,913,331)

 Other (income) expense
  Loss from sale of land                           -            -       82,800
  Interest income                            (30,247)     (35,689)     (56,500)
  Interest expense                           177,237      283,096      471,545
  Other income                              (246,151)     (15,187)    (453,606)
  Gain on sale of assets                     (68,273)           -            -
  Gain on sale of subsidiaries                     -            -   (1,660,217)
                                          ----------   ----------   ----------
           Total other (income) expense     (167,434)     232,220   (1,615,978)
                                          ----------   ----------   ----------
           NET LOSS                       (6,622,458) (10,863,875)  (6,297,353)

 Increase (decrease) in redemption
   value of redeemable preferred stock    (7,239,600)  (1,940,400)   4,383,166

 Dividend requirements on preferred stock    901,800      901,800      199,441
                                          ----------   ----------   ----------
 Net loss attributable to
   common stockholders                   $  (284,658) $(9,825,275)$(10,879,960)
                                          ==========   ===========  ==========
 Per share amounts allocable to
   common stockholders

 Net loss - basic and diluted                 $(.08)       $(3.82)      $(7.02)

 Weighted average common shares
   outstanding - basic and diluted        3,387,645     2,571,611    1,550,272

       The accompanying notes are an integral part of these statements.



                       uniView Technologies Corporation and Subsidiaries
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         For the years ended June 30, 2001, 2000 and 1999


                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    paid-in       Accumulated
                                               Shares      Amount    Shares      Amount    capital         deficit         Total
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - July 1, 1998                    1,254,084  $1,003,267   140,143  $  140,143   $42,480,261   $(36,323,440) $  7,300,231

 Conversion of Series Q preferred
   including accrued dividends for
   common stock                               220,235     176,188       (28)        (28)     (168,446)        (7,714)            -
 Conversion of Series 1998 A-1 preferred
   including accrued dividends for
   common stock                                70,388      56,310       (12)        (12)      (52,751)        (3,547)            -
 Sale of common stock for cash                171,875     137,500         -           -       412,500              -       550,000
 Exercise of warrants                          26,469      21,175         -           -        68,557              -        89,732
 Preferred stock dividends                          -           -         -           -             -         (1,875)       (1,875)
 Issuance of Series 1998 - A1 preferred
   stock for cash                                   -           -        16          16       399,984              -       400,000
 Issuance of common stock in exchange
   for services                                 8,594       6,875         -           -        20,625              -        27,500
 Conversion of debt to common stock           125,000     100,000         -           -       900,000              -     1,000,000
 Issuance of Series 1999-C preferred
   stock for cash                                   -           -        44          44     1,099,950              -     1,099,994
 Issuance of Series 1999-D1 preferred
   stock for cash redemption of 1998-A1
   and cancellation of warrants
    Series 1998-A1                                  -           -       (84)        (84)  (11,549,916)             -   (11,550,000)
    Series 1999-D1                                  -           -       720         720    17,999,280              -    18,000,000
    Series A and B warrants                         -           -         -           -    (2,481,251)             -    (2,481,251)
 Reclassification of Series 1999-D1
   preferred stock to redeemable
   preferred stock                                  -           -      (720)       (720)   (5,966,114)             -    (5,966,834)
 Issuance of Series 1999-E Preferred
   stock for Redemption of Series Q
    Series Q                                        -           -       (32)        (32)   (2,399,968)             -    (2,400,000)
    Series 1999-E                                   -           -        96          96     2,399,904              -     2,400,000
 Issuance of warrants with
   sale of subsidiaries                             -           -         -           -             -        200,000       200,000
 Allocation for increase in redemption
   value of redeemable preferred stock              -           -         -           -             -     (4,383,166)   (4,383,166)
 Net loss                                           -           -         -           -             -     (6,297,353)   (6,297,353)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 1999                   1,876,645   1,501,315   140,143     140,143    43,162,615    (46,817,095)   (2,013,022)




                         uniView Technologies Corporation and Subsidiaries
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
                        For the years ended June 30, 2001, 2000 and 1999


                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    paid-in       Accumulated
                                               Shares      Amount    Shares      Amount    capital         deficit         Total
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Redemption of Series A preferred stock             -  $        -  (100,000) $ (100,000)  $         -   $    (18,099) $   (118,099)
 Conversion of Series A preferred including
   accrued dividends for common stock             971         777   (10,000)    (10,000)       10,873         (1,650)            -
 Conversion of Series 1999-E preferred
  including accrued dividends for
  common stock                                100,337      80,270       (96)        (96)      (72,086)        (8,088)            -
 Conversion of Series 1999-C preferred
   including accrued dividends for
   common stock                               111,492      89,193       (44)        (44)      (65,643)       (23,506)            -
 Conversion of Series H preferred including
   accrued dividends for common stock             208         167        (1)         (1)         (166)             -             -
 Sale of common stock                         209,128     167,302         -           -     4,287,963              -     4,455,265
 Exercise of warrants                         214,781     171,825         -           -       866,550              -     1,038,375
 Common stock issued for services              43,906      35,125         -           -       147,375              -       182,500
 Conversion of debt to common stock           489,785     391,828         -           -     2,396,895              -     2,788,723
 Legal settlement paid in stock                31,250      25,000         -           -       475,000              -       500,000
 Preferred stock dividends                          -           -         -           -             -         (1,875)       (1,875)
 Acquisitions of businesses                   228,562     182,850         -           -     2,108,043              -     2,290,893
 Stock compensation for employees
   and directors                                    -           -         -           -       661,414              -       661,414
 Allocation for decrease in redemption
   value of redeemable preferred stock              -           -         -           -             -      1,940,400     1,940,400
 Net loss                                           -           -         -           -             -    (10,863,875)  (10,863,875)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2000                   3,307,065   2,645,652    30,002      30,002    53,978,833    (55,793,788)      860,699




 Sale of common stock                          91,912      73,529         -           -     1,926,471              -     2,000,000
 Stock compensation for employees
   and directors                                    -           -         -           -        58,496              -        58,496
 Issuance of warrants for services                  -           -         -           -       212,619              -       212,619
 Issuance of warrants in connection with
  long-term debt                                    -           -         -           -       188,600              -       188,600
 Preferred stock dividends                          -           -         -           -             -         (3,750)       (3,750)
 Allocation for decrease in redemption
   value of redeemable preferred stock              -           -         -           -             -      7,239,600     7,239,600
 Net loss                                           -           -         -           -             -     (6,622,458)   (6,622,458)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2001                   3,398,977 $ 2,719,181    30,002 $    30,002  $ 56,365,019  $ (55,180,396) $  3,933,806
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

 See Note N for supplemental schedule of non-cash investing and financing activities.


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


 NOTE B - RESTATEMENT AND REDEEMABLE PREFERRED STOCK

  It was determined the Company's Series 1999-D1 preferred stock is redeemable on June 10, 2002 at the option of the holder, and as a result, should have been classified as temporary equity in the Company's financial statements. The Company has restated all periods presented to reclassify these amounts to temporary equity in the accompanying financial statements.

  Additionally, in July 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-98, which clarified the accounting for classification and measurement of redeemable securities. EITF Topic No. D-98 addresses securities that become redeemable at a future date and for which their redemption amount is variable, and suggests two methods of accounting for these securities: the accretion of changes in redemption value over the period from date of issuance to earliest redemption date, or recognition of changes in redemption value immediately as they occur and adjustment to the carrying value of the security to equal the redemption value at the end of each reporting period. The Company's Series 1999-D1 preferred stock is redeemable at a price which fluctuates based on the market price of the Company's common stock. As a result, the Company has adopted the latter method of accounting for these types of securities. Topic D-98 is effective for all periods ending after December 15, 2001. However, it was determined that the same method of accounting is applicable, and should have been applied, to prior periods. As a result, the Company has also restated all periods presented to reflect the change in the Company's accounting for Series 1999-D1 preferred stock.

 The effect of the restatement is as follows:


 CONSOLIDATED BALANCE SHEETS
                                      June 30, 2001 June 30, 2000
                                      ------------- -------------
 Stockholders' equity
     as originally stated             $  5,103,806  $  9,270,299
     as restated                         3,933,806       860,699
 Redeemable preferred stock
     as originally stated                      -             -
     as restated                      $  1,170,000  $  8,409,600


 CONSOLIDATED STATEMENTS OF
   OPERATIONS
                                      June 30, 2001 June 30, 2000 June 30, 1999
                                      ------------- ------------- -------------
 (Increase) decrease in redemption
 value of redeemable preferred stock
     as originally stated                      -             -             -
     as restated                      $  7,239,600  $  1,940,400  $ (4,383,166)

 Net loss attributable
   to common shareholders
     as originally stated               (7,524,258)  (11,765,675)   (6,496,794)
 Net change in redemption value
   of redeemable preferred stock         7,239,600     1,940,400    (4,383,166)
                                      ------------- ------------- -------------
     as restated                          (284,658)   (9,825,275)  (10,879,960)

 Net loss
     as originally stated                    (2.22)        (4.58)        (4.19)
     as restated                      $      (0.08) $      (3.82) $      (7.02)



 NOTE C - GOING CONCERN MATTERS

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


 NOTE D - BUSINESS COMBINATIONS AND DIVESTITURES

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


 NOTE E - SUBSEQUENT EVENTS

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


 NOTE F - PROPERTY AND EQUIPMENT

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


 NOTE G - OTHER ASSETS

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


 NOTE H - LONG-TERM DEBT

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


 NOTE I - COMMITMENTS AND CONTINGENCIES

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


 NOTE J - CONCENTRATIONS OF CREDIT RISK

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


 NOTE K - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK


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


 NOTE L - INCOME TAXES

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


 NOTE M - PENSION AND OTHER BENEFIT PROGRAMS

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


 NOTE N - NON-CASH INVESTING AND FINANCING ACTIVITIES

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


 NOTE O - RELATED PARTY TRANSACTIONS

  During 1998, the Company purchased the remaining interest in a partnership that officers and related parties purchased during 1997. The Company issued 142,359 shares of common stock in the transaction. The asset underlying the partnership was classified as land. During 1999, the Company incurred a loss of $82,800 on the sale of this land.


 Note P - BUSINESS SEGMENT INFORMATION

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

 23*       Consent of Independent Certified Public Accountants               61

 _______________
 *  Filed herewith.

 ** Management contract or compensation plan or arrangement required to be filed as a exhibit pursuant to Item 14 (c).