Form 10-Q/A
period 2001-09-30
UNIVIEW TECHNOLOGIES CORP
filed 2002-08-06
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 Form 10-Q/A
                              Amendment Number 3
                              ------------------

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

                           GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------


                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.....................    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................   10

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...........................................   13


                             PART II.
                         OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS.....................................   14

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.............   14

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   15

 ITEM 5.   OTHER INFORMATION.....................................   16

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................   16

 SIGNATURES......................................................   17

 EXHIBIT INDEX...................................................   17

                       PART I  -  FINANCIAL INFORMATION

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

 REDEEMABLE PREFERRED STOCK

   Series 1999-D1, 720 and 720 shares issued
     and outstanding at September 30, 2001
     and June 30, 2001, respectively (liquidation
     preference of $18,000,000 and $18,000,000)        428,625      1,170,000

 STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00
     par value; 1,000,000 shares authorized:
    Series A, 30,000 and 30,000 shares issued
      and outstanding at September 30, 2001
      and June 30, 2001, respectively
      (liquidation preference of $30,000
      and $30,000)                                      30,000         30,000
    Series H, 2 and 2 shares issued and
      outstanding at September 30, 2001
      and June 30, 2001, respectively
      (liquidation preference of $50,000
      and $50,000)                                           2              2

   Common stock, $.80 par value; 80,000,000
      shares authorized; 3,398,977 shares
      issued and outstanding at September
      30, 2001, and June 30, 2001                    2,719,181      2,719,181
   Additional paid in capital                       56,709,457     56,365,019
   Accumulated deficit                             (54,684,408)   (55,180,396)
                                                   -----------    -----------
    Total stockholders' equity                       4,774,232      3,393,806
                                                   -----------    -----------
    Total liabilities and stockholders' equity    $  7,414,891   $  8,837,360
                                                   ===========    ===========

        The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Operations (Unaudited)
 Three Months Ended September 30,

                                                       2001          2000
                                                   -----------    -----------
                                                  (As restated)  (As restated)
 Revenues
   Product sales                                  $  1,268,039   $  1,461,474
   Services                                            321,470        994,263
   Royalties                                            50,153              -
                                                   -----------    -----------
            Total revenues                           1,639,662      2,455,737

 Cost of products and services
   Cost of product sales                               484,980        865,212
   Cost of services                                    151,600        686,996
                                                   -----------    -----------
            Total cost of products and services        636,580      1,552,208
                                                   -----------    -----------

            Gross margin                             1,003,082        903,529

 Operating expenses
   Selling expenses                                     17,958         78,701
   General and administrative expenses               1,432,091      2,218,716
   Depreciation and amortization                       421,686        387,230
                                                   -----------    -----------
            Total Operating Expense                  1,871,735      2,684,647

            Operating loss                            (868,653)    (1,781,118)

 Other (income) expense
   Gain on sale of trademark                        (1,103,046)             -
   Interest and other income                           (16,591)      (130,652)
   Interest expense                                     90,128         24,750
                                                   -----------    -----------

             Total other (income) expense           (1,029,509)      (105,902)
                                                   -----------    -----------
   INCOME (LOSS) before extraordinary item             160,856     (1,675,216)

 Extraordinary Item
   Early extinguishment of debt                       (406,243)             -
                                                   -----------    -----------
   NET LOSS                                           (245,387)    (1,675,216)

 Increase (decrease) in redemption value
   of redeemable preferred stock                      (741,375)     4,275,000
  Dividend requirements on preferred stock             226,075        226,075
                                                   -----------    -----------
 Net income (loss) attributable to common
  stockholders                                    $    269,913   $ (6,176,291)
                                                   ===========    ===========
 Income (loss) per common share - basic
   and diluted
    Income (loss) before extraordinary item       $       0.20   $      (1.84)
    Extraordinary item                                   (0.12)             -
                                                   -----------    -----------
    Net Income (loss)                             $       0.08   $      (1.84)
                                                   ===========    ===========
 Weighted average common shares
 outstanding - basic and diluted                     3,398,977      3,353,526

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

     Additionally, in July 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-98, which clarified the accounting for classification and measurement of redeemable securities. EITF Topic No. D-98 addresses securities that become redeemable at a future date and for which their redemption amount is variable, and suggests two methods of accounting for these securities: the accretion of changes in redemption value over the period from date of issuance to earliest redemption date, or recognition of changes in redemption value immediately as they occur and adjustment to the carrying value of the security to equal the redemption value at the end of each reporting period. The Company's Series 1999-D1 preferred stock is redeemable at a price which fluctuates based on the market price of the Company's common stock. As a result, the Company has adopted the latter method of accounting for these types of securities. Topic D-98 is effective for all periods ending after December 15, 2001. However, it was determined that the same method of accounting is applicable, and should have been applied, to prior periods. As a result, the Company has also restated all periods presented to reflect the change in its accounting for Series 1999-D1 preferred stock.


 The effect of the restatement is as follows:

 BALANCE SHEETS
 --------------
                                          September 30, 2001    June 30, 2001
                                          ------------------    -------------
 Stockholders' equity
        as originally stated                 $5,202,857         $5,103,806
        as restated                           4,774,232          3,933,806

 Redeemable preferred stock
        as originally stated                          -                  -
        as restated                          $  428,625         $1,170,000


 STATEMENTS OF OPERATIONS
 ------------------------
                                             For the three      For the three
                                             months ended       months ended
                                          September 30, 2001 September 30, 2000
                                          ------------------ ------------------
 (Increase) decrease in redemption
   value of redeemable preferred stock
        as originally stated                          -                  -
        as restated                          $  741,375        $(4,275,000)

 Net income (loss) attributable
   to common shareholders
        as originally stated                   (471,462)        (1,901,291)
 (Increase) decrease in redemption
 value of redeemable preferred stock            741,375         (4,275,000)
        as restated                             269,913         (6,176,291)

 Income (loss) per common share -
   basic and diluted
 Income (loss) before extraordinary item
        as originally stated                      (0.02)             (0.57)
        as restated                                0.20              (1.84)

 Net income (loss)
        as originally stated                      (0.14)             (0.57)
        as restated                           $    0.08         $    (1.84)




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

     Additionally, in July 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-98, which clarified the accounting for classification and measurement of securities that become redeemable at a future date and for which their redemption amount is variable. We have adopted an accounting method provided in EITF Topic D-98 for these types of securities, which recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Topic D-98 is effective for all periods ending after December 15, 2001. However, we have determined that the same method of accounting is applicable, and should have been applied, to prior periods. As a result, we have further restated all periods presented to reflect the change in accounting for Series 1999-D1 preferred stock. These changes primarily affect net income and stockholders' equity due solely to fluctuations in the market price of our common stock. Earnings per share from cash transactions as previously reported has not changed.


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

 Date:     August 6, 2002

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