Form 10-K
period 2002-06-30
UNIVIEW TECHNOLOGIES CORP
filed 2002-09-30
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2002

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

      On September 20, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant (3,263,318 shares) was approximately $520,000, based upon the closing sale price of the Common Stock as reported by the OTC Bulletin Board[R] ($0.16). Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on corporate records and Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of September 20, 2002 there were 3,749,785 shares of Registrant's Common Stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE:  exhibits shown on the Exhibit Index.

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

 ITEM 6.   SELECTED FINANCIAL DATA.............................. 9

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................. 10

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................... 23

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           Index to Consolidated Financial Statements.......... 23

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................. 24

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. 24

 ITEM 11.  EXECUTIVE COMPENSATION.............................. 26

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................... 29

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 30

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K......................................... 31

 SIGNATURES.................................................... 31

 CERTIFICATIONS................................................ 32

 EXHIBIT INDEX................................................. 64

                       UNIVIEW TECHNOLOGIES CORPORATION

                                    PART I


 ITEM l.   BUSINESS

      (a)  General Development of Business

      uniView Technologies Corporation and its subsidiaries (the "Company") offer enhanced digital media solutions to customers worldwide. Our digital media devices enable the delivery of the highest quality video, audio and gaming features through the Internet to a television set. We offer contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration (CTI) software products and services. CIMphony facilitates communication between a customer service representative and their customer by allowing contact centers to customize and incorporate voice, data and Internet communications into their customer interactions.

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

      We were incorporated in Texas on July 13, 1984. We filed an S-18 registration statement in November 1984 and completed the registered offering in January 1985. In 1996 we introduced our first uniView[R] digital media device (set top box), which enables the display of Internet content on a television. In 1998 we acquired Network America, which is a full-service infrastructure provider of design and cabling services for high-speed voice/data networks in multiple environments. In 1999 we added CTI capabilities to our product offerings with full-scale customized call center solutions. In 2002 we acquired a majority-owned subsidiary, uniView Asia Limited, based in Hong Kong, which we plan to use as our base of Asian operations and for other business opportunities in Asia.

      More information about us can be found at our Web site, www.uniView.com. Information shown or otherwise linked on the Web site is not incorporated in any prior or future filings of the Company under the 1933 Act or the 1934 Act, unless we specifically incorporate such information by reference, and such information shall not otherwise be deemed filed under such Acts.

      (b)  Financial Information About Industry Segments

      Please refer to Note N of the Notes to Consolidated Financial Statements in this Form 10-K for information concerning Industry Segments.

      (c)  Narrative Description of Business

 Major Markets, Products and Services

      Our uniView digital media technology is available for licensing by customers wishing to manufacture and market a digital media device that provides easy and affordable access to the Internet through the television medium. Our digital media units offer video on demand, high-speed Internet access, broadcast entertainment programming and virtually limitless information and content streams. Through our advanced reference designs, our digital media devices allow users to save and store 6 to 8 hours of programming, rewind, and pause television shows that are in mid broadcast; provide electronic programming guides that let users select channels based on television show, actor, or theme and can also be used to collect demographic information; incorporate view/play of published media; and incorporate VOD (Video on Demand) Stream.

      Our CTI technologies offer a full range of standard or highly customized products for customer contact centers. Our flagship CTI product, CIMphony[TM], is an open architecture tool kit, meaning that it can be readily customized to a specific customer's requirements. It can be designed to support a single site or a geographically distributed network of sites ranging in size from less than 10 to more than 4,000 agents hosting inbound and outbound calls. CIMphony manages voice and data transactions from multiple sources while allowing for intelligent routing and queuing.

 Patents, Trademarks and Licenses

      We own or hold rights to all patents, trademarks and licenses that we consider to be necessary in the conduct of our business including, among others, the registered "uniView" trademark, which is due for renewal in July 2003 and the registered "Electric Globe" logo, which is due for renewal in September 2008. The registered "Curtis Mathes" name and logo was sold in September 2001.

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

 Major Customers

      In fiscal year 2002, one customer accounted for approximately 44.6% of consolidated revenues and at June 30, 2002, one customer accounted for 58.1% and another customer accounted for 25.2% of trade accounts receivable. In fiscal year 2001, one customer accounted for approximately 24.9% of consolidated revenues and at June 30, 2001, one customer accounted for 49.8% of trade accounts receivable. In fiscal year 2000, one customer accounted for approximately 11.2% of consolidated revenues and at June 30, 2000, one customer accounted for 36.4% and another customer accounted for 19.3% of trade accounts receivable.

 Competition

      We operate in an intensely competitive industry. A number of companies have developed digital media devices and technologies similar to ours, including, among others low-cost Internet access technologies, (ii) "set top" boxes, as well as (iii) video game devices that provide Internet access. In addition, manufacturers of television sets have announced plans to introduce Internet access and Web browsing capabilities into their products or through set top boxes, using technologies supplied by others. Personal computer manufacturers have announced products that offer full-fledged television viewing, combined with Internet access. CTI competitors include companies that market products with functionalities similar to ours. Competition occurs principally in the areas of functionality, design, product features and price.

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

 Employees

      As of June  30, 2002,  we employed  25 persons.   We  believe that  our
 employee relations are good.

 Warranty

      CMC's warranty obligations for consumer electronics products sold in the past have all expired. We have no material outstanding warranty obligations at the present time.

 ITEM 2.   PROPERTIES

      Location       Purpose/Use               Owned/Leased   Square Footage
      --------       -----------               ------------   --------------
      Dallas, TX     Corporate Headquarters/
                     uniView Softgen office/
                     Products Group office         Leased         16,617
      Dallas, TX     Storage facility              Leased          5,120
      Tulsa, OK      Network America, Inc. office  Leased          7,500

      At June  30,  2002 we  operated  from  the foregoing  locations.    Our
 locations are deemed to be suitable for all of our operations and are reasonably well utilized, except for our Dallas office, which is currently being under-utilized due to recent reductions in staff and operations.


 ITEM 3.   LEGAL PROCEEDINGS

      We are routinely a party to ordinary litigation incidental to our business, as well as to other litigation of a nonmaterial nature, the outcome of which we do not expect, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      We held our 2001 Annual Shareholders' Meeting on May 2, 2002. Of our 3,399,785 common shares issued and outstanding as of March 28, 2002, the Record Date, 2,351,526 were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting.

      The following proposals were approved by the required number of shares represented at the meeting:

      1.   Election of Directors:

                Patrick A. Custer   (For  2,274,204; Withheld  77,322.)
                Edward M. Warren    (For  2,274,204; Withheld  77,322.)
                Bernard S. Appel    (For  2,274,223; Withheld  77,303.)
                Billy J. Robinson   (For  2,274,223; Withheld  77,303.)
                George C. Platt     (For  2,274,223; Withheld  77,303.)

      2. Ratification of the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending June 30, 2002.

      For: 2,323,783      Against: 25,153     Abstaining: 2,590

                                   PART II

 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

 Market Information

      Until September 13, 2002 our common stock, $.80 par value (the "Common Stock") traded on the NASDAQ SmallCap Market[SM]. It now trades on the OTC Bulletin Board under the symbol "UVEW." High and low trade price information for our Common Stock is presented below for each quarter in the last two fiscal years.

      Quarter Ending Date              High Trade          Low Trade
      -------------------              ----------          ---------
      Fiscal 2002
      -----------
      June 30, 2002                      $ 0.87              $ 0.35
      March 31, 2002                     $ 1.31              $ 0.57
      December 31, 2001                  $ 0.90              $ 0.35
      September 30, 2001 *               $ 4.08              $ 0.65

      Fiscal 2001 *
      -----------
      June 30, 2001                      $ 7.92              $ 2.88
      March 31, 2001                     $11.04              $ 4.00
      December 31, 2000                  $19.52              $ 3.52
      September 30, 2000                 $30.00              $12.00

      * Stock prices adjusted retroactively to reflect the effects of a one-for-eight reverse stock split on September 7, 2001.

 Holders

      As of September 20, 2002 there were approximately 11,500 record shareholders and individual participants in security position listings.

 Dividends

      We have never paid cash dividends on common shares and do not anticipate doing so in the foreseeable future. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital requirements, our general financial condition and general business conditions. In addition, our Series 2002-G Convertible Preferred Stock contains preferential covenants that materially limit the discretion of our Board of Directors with respect to payment of dividends or making any other distribution to our common shareholders so long as Series 2002-G is outstanding or unconverted. Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes our equity compensation plans as of June
 30, 2002:

                                                                      Number of Securities
                       Number of Securities                          Remaining Available For
                        To Be Issued Upon      Weighted-average       Future Issuance Under
                     Exercise of Outstanding   Exercise Price of    Equity Compensation Plans
                       Options, Warrants      Outstanding Options,   (Excluding Securities
 Plan Category             and Rights         Warrants and Rights   Reflected in Column (a))
 --------------------------------------------------------------------------------------------
                       (a)                   (b)                    (c)
 Equity Compensation
 Plans Approved by
 Security Holders          2,200,158               $   3.67                 2,826,720

 Equity Compensation
 Plans Not Approved by
 Security Holders                313               $  70.00                     - 0 -
                           ---------                -------                 ---------
        Total              2,200,471               $   3.68                     - 0 -
                           =========                =======                 =========


      Options issued and available for future issuance under stockholder-approved plans consist primarily of those authorized pursuant to our 1999 Equity Incentive Plan.

 Recent Sales of Unregistered Securities

      Issuances of equity securities during the fourth fiscal quarter that were not registered under the Securities Act of 1933 consisted of the following:

      On May 10, 2002 we issued  to accredited investors for cash a  $200,000 convertible debenture and, in connection therewith, warrants to purchase 150,000 shares of our Common Stock. The debenture is convertible at any time into 133,333 shares of our Common Stock at a fixed conversion price of $1.50 per share and has a maturity date of May 31, 2003. The warrants are exercisable at any time through April 30, 2005 at a fixed exercise price of $1.50 per share; however, the warrants are subject to a contingency that upon satisfaction of the anti-dilution provisions of our outstanding Series 2002-G Convertible Preferred Stock, the exercise price will be adjusted to par value.

      On June 26, 2002 we issued 350,000 shares of our Common Stock (valued at $.37 per share, or $129,500) to accredited investors in exchange for 60% of the outstanding capital stock of uniView Asia Limited. uniView Asia's primary asset consisted of an intellectual property license. The intellectual property provides a solution for the distribution of financial and other information through the FM radio broadcasting network for display on a standard television set.

      On June 27, 2002 we issued our Series 2002-K Convertible Preferred Stock to an accredited investor in connection with a $500,000 investment in the Company. The preferred stock has no provision for dividends and is convertible at any time into 625,000 shares of our Common Stock at a fixed conversion price of $0.80 per share. We may, at our sole option at any time, redeem any or all outstanding shares of the preferred stock at a redemption price of 120% of its face value.

      The foregoing issuances were made pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, (c) the investor or its purchaser representative were advised of the limitations on resale of the Common Stock, (d) the investor represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and (e) appropriate legends were affixed to the instruments issued in the transactions.


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

                                                    Year Ended June 30,
                             -------------------------------------------------------------
                             2002           2001          2000          1999          1998
                             ----           ----          ----          ----          ----
 Consolidated Statement
 of Operations Data
 ------------------
 Revenues                 $5,369,311   $9,332,232     $ 9,145,705   $11,486,058   $ 2,487,213

 Net loss  before
  extraordinary item      (2,327,191)  (6,622,458)    (10,863,875)   (6,297,353)  (17,418,141)

 Extraordinary item -
  early extinguishment
  of debt                   (406,243)          --              --            --            --

 Loss from continuing
  operations after
  extraordinary item      (2,733,434)  (6,622,458)    (10,863,875)   (6,297,353)  (17,418,141)

 Loss per Common
  Share (1)
  Loss before
    extraordinary item         (0.18)       (0.08)          (3.82)        (7.02)       (26.96)
  Extraordinary item           (0.12)          --              --            --            --
  Loss after
    extraordinary item         (0.30)       (0.08)          (3.82)        (7.02)       (26.96)


                                                    Year Ended June 30,
                             -------------------------------------------------------------
                             2002           2001          2000          1999          1998
                             ----           ----          ----          ----          ----
 Consolidated Balance
  Sheet Data
 --------------------
 Total assets              4,842,203    8,837,360      12,523,204    14,080,768    17,728,662

 Long term debt               14,938    1,388,126         595,324     3,823,210     3,835,315

 Redeemable preferred
   stock                   1,456,000    1,170,000       8,409,600    10,350,000            --

 Stockholders' equity
   (deficit)               2,018,192    3,933,806         860,699    (2,013,022)    7,300,231

 Number of employees              25           67             104            79           109

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

                            Results of Operations

      Please  refer  to  Note  N  of  the  Notes  to  Consolidated  Financial
 Statements in this Form 10-K for additional information on our operating segments.


 FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

 Revenues

      Total revenues for fiscal year 2002 decreased to $5.37 million, as compared to $9.33 million in 2001. Revenues for fiscal year 2002 are primarily comprised of revenues from the sale of CTI products and support services provided by uniView Softgen, as well as revenues from infrastructure design and cabling services provided by Network America.

      uniView Softgen. Revenues for uniView Softgen for fiscal year 2002 were approximately $2.68 million, compared to approximately $2.88 million for 2001. Much of the revenue for 2002 is attributable to the sale in January 2002 of a source code license of our CIMphony product to HSBC Holdings plc ("HSBC") for $1.3 million in cash. HSBC generated approximately $2.5 million of our revenues during the fiscal year ended June 30, 2001 and at the time of the sale represented our largest CTI customer. The transaction has resulted in limited revenues from this customer after the sale, as HSBC assumed the responsibility for its own CTI software operations. Sales from CTI products and support services since the date of the HSBC sale through June 30, 2002 have totaled $172,500. In connection with the sale transaction, HSBC also offered positions to some of our staff who had been assigned to manage and maintain the HSBC contract and our CTI staff was reduced accordingly. We expect to generate future revenues from uniView Softgen primarily through additional sales of source code licenses to other customers.

      Network America. Revenues for Network America for fiscal year 2002 were approximately $2.5 million, compared to approximately $5.0 million for 2001. Network America has historically offered computers and computer networks, primarily to school districts in Oklahoma and Arkansas. During fiscal year 2001, we shifted our emphasis to providing infrastructure design and cabling services for high-speed voice/data networks in multiple environments. The decrease in revenues for 2002 is attributable to the transition period brought about by the change from primarily offering hardware to primarily offering higher margin services. We expect to generate future revenues from Network America primarily from cabling and other services.

      Curtis Mathes. Due to the sale of the Curtis Mathes trademark in September 2001, we recognized only $50,000 in royalty revenue from the trademark during fiscal 2002, compared to $1.13 million during the previous year. We do not expect to recognize any additional royalty revenues from the trademark.

 Gross Margin

      Gross margin for fiscal year 2002 was $3.11 million, as compared to $4.35 million for 2001. As a percentage of total revenue, gross margin increased to 58% in fiscal year 2002, compared to 46.6% in the previous year. The increase as a percentage of revenue can be attributed to focusing resources on opportunities at uniView Softgen and Network America that yield better margins, as well as to the sale of the source code license to HSBC.

 Inventory Write-Down and Software Development Costs

      No inventories were written down in 2002 or 2001.

      We did not capitalize any additional software development costs in fiscal year 2002. In fiscal year 2001, we capitalized software development costs of $329,000, which are attributable to continued improvements and enhancements to the various models of our digital media device. Efforts to improve our product offerings by expanding capability and functionality are driven by customer and market demands in conjunction with ever-improving technologies. These efforts are expected to be ongoing as we strive to provide leading edge technologies in a very dynamic market environment.

 Operating Expenses

      Total operating expenses for fiscal year 2002 decreased 41% to approximately $6.60 million, compared to approximately $11.14 million for the same period last year. Significant components of operating expenses for the fiscal years ended June 30, 2002 and 2001 consisted of the following:

                                                   Year ended June 30,
                                            -------------------------------
                                                2002                2001
                                            -----------         -----------
 Compensation                              $  3,099,108        $  4,972,693
 Facilities                                     578,423             729,766
 Depreciation                                   494,112             583,229
 Amortization of software development
   costs, trademark, and goodwill             1,098,937           1,332,948
 Online service expense                          66,516             853,053
 Legal expense                                  141,489                   0
 Stock option expense                                 0              58,496
 Other                                        1,123,310           2,611,785
                                            -----------         -----------
 Total                                     $  6,601,895        $ 11,141,970
                                            ===========         ===========

      "Other" expenses include public company cost, telephone, travel, office, insurance, and other general and administrative expenses. The decrease in online service expenses for 2002 compared to 2001 primarily consists of TVData online television listings utilized in connection with our digital media products, which services were terminated in July 2001. The remaining decrease in operating expenses for fiscal year 2002 is primarily attributable to reduced compensation and other expenses due to a reduction in the number of employees and overall cost controls.

 Interest Expense

       Corporate interest expense for fiscal year 2002 was $90,000 as compared to $113,000 in 2001. The decrease in interest expense is primarily attributable to a decrease in our debt level from approximately $1.4 million at June 30, 2001 to approximately $0.24 million at June 30, 2002. Products and services interest expense for fiscal year 2002 was $12,000 as compared to $64,000 in 2001. This decrease is due in part to phasing out our line of credit arrangement with FINOVA in fiscal 2001. The weighted average interest rate for our borrowings was 13.2% and 13.8% for the years ended June 30, 2002 and 2001, respectively.

 FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

 Revenues

      Total sales for fiscal year 2001 increased slightly to $9.33 million, as compared to $9.15 million in 2000. Revenues for both fiscal years 2001 and 2000 were primarily comprised of network system design and integration services and revenues from the sale of CTI products and support services. Other revenues in fiscal 2001 consisted of royalties received under a license agreement for use of the Curtis Mathes trademark.

      uniView Softgen. Revenues for uniView Softgen increased from approximately $1.64 million in 2000 to approximately $2.88 million for 2001, which is primarily attributable to an increase in services provided to our CTI customers during this period.

      Network America. Revenues for Network America decreased from approximately $6.6 million for 2000 to approximately $5.0 million for 2001, which is primarily attributable to a shift in emphasis from providing hardware to providing higher margin cabling services.

      Curtis Mathes. During fiscal year 2001, we signed a trademark license agreement with Kmart Corporation and Curtis Mathes products began to appear in Kmart stores across the nation. We recognized $1.13 million in royalty revenue from the trademark during fiscal year 2001, compared to no royalty revenue during the previous year.

 Gross Margin

      Gross margin increased 62.3 % to $4.35 million in fiscal year 2001, as compared to $2.68 million in 2000. As a percentage of total revenue, gross margin increased to 46.6% in fiscal year 2001, compared to 29.3% in 2000. The increase as a percentage of revenue during this period is primarily a result of higher gross margins associated with uniView Softgen's CTI software products and support services.

 Inventory Write-Down and Software Development Costs

      No inventories were written down in 2001. During fiscal year 2000, inventories of early versions of our digital media device were written off totaling approximately $91,000. These units were developed for specific applications and were less versatile and innovative than the market now demands. Even though the units were written off, we continued to market the boxes to niche markets and applications. The write-down was the result of technological improvements to the device as well as a concurrent change in our marketing strategy. Our digital media devices were initially offered on a retail basis in the consumer electronics market. However, because of slow consumer acceptance of this product category, we realized that digital media device sales alone would not produce the kind of return on investment that we hope to achieve for our shareholders. We redirected our focus and determined not to sell uniView digital media devices on a consumer retail basis, but rather to bundle the product, together with our connectivity and other computer-related services, and market the resulting package in a commercially based market.

      Software development costs of $329,000 and $201,000, attributable to continued improvements and enhancements to the various models of our digital media device, were capitalized in fiscal years 2001 and 2000, respectively.

 Operating Expenses

      Total operating expenses for fiscal year 2001 decreased 16% to approximately $11.14 million, compared to approximately $13.31 million for 2000. Significant components of operating expenses for the fiscal years ended June 30, 2001 and 2000 consisted of the following:

                                                   Year ended June 30,
                                            -------------------------------
                                                2002                2001
                                            -----------         -----------
 Compensation                              $  4,972,693        $  4,984,023
 Facilities                                     729,766             761,848
 Depreciation                                   583,229           1,313,240
 Amortization of software development
   costs, trademark, and goodwill             1,332,948           1,133,896
 Online service expense                         853,053             878,754
 Legal expense                                        0             299,130
 Stock option expense                            58,496             661,413
 Other                                        2,611,785           3,280,726
                                            -----------         -----------
 Total                                     $ 11,141,970        $ 13,313,030
                                            ===========         ===========

      "Online service expense" primarily consists of TVData online television listings utilized in connection with our digital media products. "Other" expenses in 2001 include public company cost, telephone, travel, office, insurance, and other general and administrative expenses. "Other" expenses in 2000 additionally include one-time moving expenses relating to the relocation of our corporate offices in fiscal year 2000. The decrease is primarily attributable to non-cash items, such as a reduction in depreciation and amortization totaling $531,000 due primarily to writing off $1.3 million of obsolete equipment during 2000, and a reduction in stock options expense of $603,000 due to issuing fewer options during 2001 with an exercise price below market.

 Interest Expense

       Corporate interest expense for fiscal year 2001 was $113,000 as compared to $193,000 in 2000. Products and services interest expense for fiscal year 2001 was $64,000 as compared to $90,000 in 2000. This decrease is due in part to phasing out our line of credit arrangement with FINOVA in fiscal 2001. The weighted average interest rate for our borrowings was 13.8% and 10.7% for the years ended June 30, 2001 and 2000, respectively.

                       Liquidity and Capital Resources

      Cash and cash equivalents at June 30, 2002 were $724,000 compared to $581,000 at June 30, 2001. Although cash used in operations decreased substantially over the past year, we did not achieve a positive cash flow from operations. Our plan to reach profitability includes (a) further reduction of general and administrative expenses, (b) maintenance of our higher gross margin percentages by continuing to emphasize services over product sales, and (c) increased sales of both products and services in the Asian market through our subsidiary, uniView Asia Limited. We also expect to continue generating revenues from our cabling operations at Network America, licensing our digital media technology, selling digital media devices, and providing CTI services, as well as selling other source code licenses of our CTI technology. Under this plan, we believe that we will be able to generate sufficient funds to provide us with adequate liquidity and capital for the next twelve months. If we are unable to do so from operations, additional financing or equity placements may be necessary. We have in the past relied on available borrowing arrangements and sales of our common and preferred stock to supplement operations. However, outside financial resources may not continue to be available to us or may not be available on favorable terms.

 Cash Flows From Operations

      Cash used in operations for the fiscal year ended June 30, 2002 was $2.15 million compared to $3.46 million in 2001. The major components of cash used in operations during 2002 were comprised of a $2.73 million loss from operations, including depreciation and amortization of $1.6 million (primarily capitalized software amortization) and a one-time gain of $1.1 million on the sale of the Curtis Mathes trademark, as well as a reduction in our investment in working capital. In addition, an extraordinary loss of $406,000 for early extinguishment of debt resulted from the assumption by the purchaser of the trademark of a $2 million note payable. (See Note G of the Notes to Consolidated Financial Statements in this Form 10-K for additional information on Long-Term Debt.)

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

      Cash used in operations for the fiscal year ended June 30, 2000 was $6.70 million. A major component of cash used in operations in fiscal year 2000 was a net loss from operations of $10.86 million. This amount was offset by depreciation on equipment of $1.3 million and amortization of software development costs of $2.1 million, as well as stock compensation expense of $661,000 incurred as a result of issuing stock options to employees below the market price in fiscal year 2000.

 Cash Flows From Investing Activities

      During fiscal year 2002, we sold the Curtis Mathes[R] trademark to an investment group for $4.5 million, which included $635,000 in cash ($450,000 of which was received in fiscal 2001) and $1,865,000 in a note receivable. The sale allowed us to obtain a release of our secured debt of $2 million with Sagemark as the buyer assumed the outstanding debt, providing additional operating capital. The value of the sale was based on an estimated four years of projected royalty stream from the Curtis Mathes brand. Payments received on the note receivable in fiscal 2002 totaled $1.02 million, and the current outstanding principal balance of the note receivable is $850,000, which is due in March 2003. We additionally purchased approximately $12,000 of property and equipment during 2002 and purchased a long-term certificate of deposit for $25,000.

      During fiscal year 2001, we purchased property and equipment for $177,000, approximately $100,000 of which related to computers and computer software. Additional development costs of $329,000 were capitalized as expenditures relating to improvements in our digital media device and we received approximately $68,000 in cash from the sale of fully depreciated equipment.

      During fiscal year 2000, we purchased property and equipment for $495,000, $300,000 of which related to the Zirca acquisition. Additional development costs of $201,000 were capitalized as expenditures relating to improvements in our digital media device. As part of the uniView Softgen acquisition, we received approximately $92,000 in cash.

 Cash Flows From Financing Activities

      Cash flow from financing activities generated approximately $1.11 million during fiscal year 2002; major components include $500,000 from the issuance of preferred stock and $700,000 from proceeds of long term debt.

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

                                Other Matters

 Reverse Stock Split

      In September 2001, our stockholders approved and we implemented a one for eight reverse split of our outstanding shares of Common Stock to bring us into compliance with the continued listing requirements for the Nasdaq SmallCap Market, which require a minimum $1 bid price on common stock. Par value was changed from $.10 to $.80 per share. After completion of the reverse stock split, we had approximately 3,398,977 common shares outstanding. All share data give effect to the reverse split applied retroactively as if it occurred at the beginning of the earliest period presented.

 Acquisition of uniView Asia Limited

      On June 26, 2002 we completed the acquisition, through a share exchange, of a controlling interest (60%) in uniView Asia Limited, a Hong Kong company, for 350,000 shares of newly issued Common Stock. uniView Asia's primary asset consists of an intellectual property license. The intellectual property provides a solution for the distribution of financial and other information through the FM radio broadcasting network for display on a standard television set.

 Subsequent Events

      In September 2002 our securities were delisted from the NASDAQ SmallCap Market[SM] and are now traded on the OTC Bulletin Board. (For further discussion, refer to the risk factor on page 20 below, "Delisting from the Nasdaq SmallCap Market could make it more difficult for investors to trade our securities.")

 Critical Accounting Policies

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following critical accounting policies are utilized by management in the preparation of the consolidated financial statements.

      Redeemable Preferred Stock. During fiscal year ended June 30, 2002, we redeemed all of our Series 1999-D1 preferred stock by issuing 240 shares of Series 2002-G preferred stock (stated value $25,000 per share) in exchange.
  All accrued dividends on Series 1999-D1 were forgiven. The new series of preferred stock has no provision for dividends and is convertible into 4,000,000 shares of Common Stock at $1.50 per share. All outstanding and unconverted shares of the new preferred stock as of June 30, 2004 shall be, at the holders' option, either converted into Common Stock or redeemed at a price which fluctuates based on the market price of our Common Stock.

      The accounting method  we have adopted  for securities  such as  Series
 2002-G preferred stock was derived from Emerging Issues Task Force (EITF) Topic No. D-98. It recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Since the redemption value of these securities is tied to the market price of the Common Stock, this accounting method causes our loss attributable to common stockholders and stockholders' equity to fluctuate each quarter with the market - as stock price increases, stockholders' equity decreases and loss per share increases, and vice versa. Earnings per share from cash transactions are not affected.

      Product and Software Development Costs. We capitalize product and software development costs beginning at the time technological feasibility of the product or software is established, until the product or software is ready for use in products. Research and development costs of products and software are expensed as incurred. The capitalized costs related to products or software which we expect to become an integral part of our revenue-producing products are amortized in relation to expected revenues from the product, or straight-line over a maximum of four years, whichever is greater. We regularly review the carrying value of product or software development costs, and we recognize a loss when the expected net realizable value of a product falls below the unamortized cost.

      Impairment of Long-lived Assets. The Company evaluates long-lived assets and intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of such assets.

      Revenue Recognition. We recognize revenue as follows: (a) service revenue - when the services are provided; (b) equipment and product sales - at the time of delivery and customer acceptance; (c) installation of software and hardware systems - the completed contract method; and (d) royalties - when earned as the customer sells royalty related products. Amounts for which revenue cannot be recognized such as uncompleted contracts or unearned maintenance services are included in deferred revenue and are recognized as contracts are completed or ratably over the period covered by the maintenance agreement.

 Risk Factors:  Factors That May Affect Future Results

      We do not provide forecasts of future financial performance. While we continue to pursue new business that complements our overall business plan, the following issues and uncertainties, among others, should be considered in evaluating our growth potential.

 RISKS RELATED TO COMPANY OPERATIONS

 There may be limited or no demand for our technologies and services and losses may continue.

      We have reported a net loss in each of our last five fiscal years from a combination of various operating segments. In 1996 we introduced our first uniView[R] digital media device, which enables the display of Internet content on a television. In 1998 and 1999 we acquired other computer-related companies, consolidated operations and moved to a different business model focused on licensing our technologies and providing computer-related consulting services. In 2000 we acquired proprietary CTI technologies, which provide solutions for customer contact centers, and began integrating our technologies, culminating in our announcement of CIMWeb[TM], a powerful web-enabled product blending the technologies of customer contact centers with digital media products. In 2002, we acquired controlling interest in uniView Asia Limited, a Hong Kong company, which we plan to use as our base of Asian operations and for other business opportunities in Asia. As you can see, our corporate character and direction has changed in the recent past and we have a limited operating history in our present form under our current business model. We believe that our easily adaptable products position us at the forefront of the emerging interactive broadband and CTI industries, however, there may be limited or no demand for our technologies and services and losses may continue.

 Insufficient financial resources could severely limit our ability to continue operations.

      In recent years, we have not achieved a positive cash flow from operations. We continue to rely on sales of common and preferred stock and available credit arrangements to supplement our ongoing financial needs. Until we become self-supporting, we will have to utilize additional equity or debt financing. We continually evaluate opportunities with various investors to raise additional capital. We have in the past raised all of the financing necessary to fund ongoing operations. Such resources may not be available to us in the future or they may not be available upon favorable terms. A lack of sufficient financial resources to fund operations until our business plan begins to produce the expected returns could severely limit our ability to continue operations.

 RISKS RELATED TO THE COMPANY'S COMMON STOCK

  A depressed stock price could impair our ability to raise capital and severely limit our ability to continue operations.

      The prevailing market price for our Common Stock has been depressed for an extended period of time. A continued depressed stock price could further impair our ability to raise additional capital through the sale of equity securities, severely limiting our ability to continue operations.

 Delisting from the Nasdaq SmallCap Market could make it more difficult for investors to trade our securities.

      Our Common Stock is currently traded on the OTC Bulletin Board, being delisted from the NASDAQ SmallCap Market on September 13, 2002. Compared to the NASDAQ SmallCap Market, an investor may find it more difficult to sell our securities. Also, if the trading price of our stock remains below $5.00 per share, trading could potentially be subject to certain other rules of the Exchange Act. Such rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." "Penny stock" is defined as any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions.
  Such rules require the delivery of a disclosure schedule explaining the penny stock market and the risks associated with that market before entering into any penny stock transaction. The rules also impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written
 consent to  the transaction  prior  to the  sale.   The  additional  burdens
 imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the securities. This could severely limit the market liquidity of the securities and the ability to sell the securities in the secondary market.

 Increased dilution could reduce the value of a shareholder's investment.

      As of June 30, 2002 we had issued (1) 3,749,785 shares of Common Stock;
 (2) warrants and vested employee stock options that could be exercised into 1,743,584 shares of Common Stock; and (3) convertible securities that could be converted into approximately 4,758,750 shares of Common Stock. If the holders of all outstanding warrants, options, and convertible securities exchanged their holdings for Common Stock on that date, there would be approximately 10,252,119 shares of Common Stock outstanding. Such an event would dilute an existing shareholder's ownership interest in the Company. For example, an existing 10% shareholder before such event would become a 3.7% shareholder after such event. All other existing shareholders would experience similar dilution. Such an event would increase our net tangible book value by the amount of the proceeds we received for issuing Common Stock in exchange for the warrants and options (approximately $13.3 million or $1.30 per share increase). "Pro forma net tangible book value"
 represents the amount of total tangible assets, less total liabilities, divided by the number of shares of Common Stock outstanding after such event.

 RISKS RELATED TO OUR TECHNOLOGIES AND SERVICES

 Obsolete technology could result in fewer sales and less cash flow to fund ongoing operations.

      We operate in a marketplace that changes rapidly. Changes in industry standards, frequent innovations and changes in customer preferences could render our technologies and services unmarketable if we are slow to anticipate or adjust to these changes. We may have to develop new technologies or modify our existing technologies and services to keep pace with these changes. Pursuit of these technological advances may require substantial expenditures, and we may not succeed in adapting our
 technologies  as  rapidly  or  as  successfully  as  our  competitors.   Our
 competitors may have better financing and could gain advantage by implementing new technologies and services more quickly and at lower cost. Failure to adapt our technologies or to develop and introduce new technologies and enhancements in a timely fashion could result in fewer sales and less cash flow to fund ongoing operations.

 Delayed development of the Internet and Broadband industries could restrict our growth accordingly.

      We expect to derive a significant portion of our future income from our Internet-related technologies. Our future success will depend to a great extent upon the continued development and expansion of the Broadband industry and the Internet. If these industries do not realize the expected rate of growth our own growth could be restricted accordingly.

 RISKS RELATED TO THE INDUSTRY

 Inability to compete could result in fewer sales and less cash flow to fund ongoing operations.

      The industry in which we and our licensees operate is intensely and increasingly competitive. A number of companies have announced development of, or have introduced digital media devices and technologies similar to ours. Such competitors include, among others: (i) suppliers of low-cost Internet access technologies, such as "network computer" devices promoted by Oracle and others, (ii) "set top" boxes developed by WebTV Networks, Scientific Atlanta and others, as well as (iii) video game devices that provide Internet access such as the Sega Saturn, the Sony Playstation and the Nintendo 64. In addition, manufacturers of television sets have announced plans to introduce Internet access and Web browsing capabilities into their products or through set top boxes, using technologies supplied by others. Personal computer manufacturers, such as Gateway 2000, have announced products that offer full-fledged television viewing, combined with Internet access. CTI competitors include companies that market products with functionalities similar to ours, such as Alcatel, Nortel, Lucent and others. Competition occurs principally in the areas of style, quality, functionality, service, design, product features and price.

      Our competitors may develop products and services that are superior to ours. They may be priced competitively with ours. They may achieve greater market acceptance than ours. Many of our competitors may have greater financial, technical, marketing and/or personnel resources than we do. This competitive environment could (1) limit the number of customers that are willing to utilize our technologies and services, (2) require price reductions and increased spending on technology development, marketing and content procurement, and (3) limit our ability to develop new technologies and services. Any of the foregoing events could result in fewer sales and less cash flow to fund ongoing operations.

      In addition, some of our competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-funded companies. We may not have the resources required to continue to respond effectively to these competitive pressures.

 Unfavorable  domestic  and  international  governmental  regulations   could
 increase costs and result in less cash to fund ongoing operations.

      The Federal Communications Commission ("FCC") provides mandatory guidelines for the electronic emissions of licensed products containing our technologies. Several federal and state government agencies, legislative bodies and courts, including the FCC, the Federal Trade Commission and the Internal Revenue Service further impact our technologies and services. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunication regulation, access charges, encryption standards, content regulation, consumer protection, intellectual property, privacy, electronic commerce, and taxation, among others, are currently under consideration. We cannot predict whether such proposals will be adopted or whether they would be favorable or unfavorable to the industry.

      There are certain other significant risks inherent in doing business on an international level, for example: (1) unexpected changes in regulatory requirements, (2) uncertain political risks, (3) export restrictions, (4) export controls relating to our encryption technology, (5) tariffs and other trade barriers, (6) fluctuations in currency exchange rates, and (7) potentially adverse tax consequences. Any one or all of the foregoing could increase costs and result in less cash being available to fund ongoing operations.

 Limited protection of our intellectual property and infringement of third party patents could increase costs and result in less cash being available to fund ongoing operations.

      We regard our digital media and CTI technologies as proprietary. We rely primarily on a combination of trademark, copyright and trade secret laws, nondisclosure agreements, and other methods to protect these proprietary rights. We expect to enter into transactions in countries where intellectual property laws may not be well developed or are poorly enforced. Policing unauthorized use of our technologies is also difficult and can be expected to be a recurring problem. As is common in the industry, from time to time we receive notices from third parties claiming infringement of intellectual property rights. We investigate these claims and respond, as we deem appropriate. As the number of technologies in the industry increases and the functionality of these technologies overlap, infringement claims against us may also increase. A successful claim could limit our ability to use our technology or cause us to incur additional expense to modify our products. Any claim or litigation, with or without merit, could increase costs and result in less cash being available to fund ongoing operations.


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

 Selected Quarterly Financial Data (unaudited)

      The following tables set forth certain unaudited financial data for the quarters indicated:

                                   Fiscal 2002 Quarter Ended                               Fiscal 2001 Quarter Ended
                       --------------------------------------------------    ------------------------------------------------------
                       Sept. 30,     Dec. 31,     March 31,     June 30,      Sept. 30,     Dec. 31,      March 31,     June 30,
                         2001          2001         2002          2002          2000          2000          2001          2001
                       ---------    ----------    ---------    ----------    ----------    ----------    ----------    ----------
 Net Sales            $1,639,662   $   827,858   $2,393,752   $   508,039   $ 2,580,737   $ 3,108,472   $ 1,884,654   $ 1,758,369

 Gross Margin         $1,003,082   $   473,723   $1,713,433   $   (76,602)  $ 1,028,529   $ 1,278,972   $ 1,102,452   $   942,125
 % of net sales             61.2%         57.2%        71.6%        (15.1)%        39.9%         41.1%         58.5%         53.6%

 Operating income     $ (868,653)  $(1,372,669)  $   81,350   $(1,328,287)  $(1,656,118)  $(1,610,942)  $(1,641,718)  $(1,881,114)
  (loss)
 % of net sales            (53.0)%      (165.8)%        3.4%       (261.5)%       (64.2)%       (51.8)%       (87.1)%      (107.0)%

 Net income (loss)    $ (245,387)  $(1,348,541)  $  112,581   $(1,252,087)  $(1,675,216)  $(1,631,370)  $(1,665,682)  $(1,660,190)
 % of net sales            (15.0)%      (162.9)%        4.7%       (246.5)%       (64.9)%       (52.5)%       (87.9)%       (94.4)%

 Net income (loss)    $  269,913   $(1,429,491)  $   11,855   $   128,646   $(6,176,291)  $ 8,520,905   $(2,388,007)  $  (241,265)
  attributable to
  common shareholders
 % of net sales             16.5%       (172.7)%        0.5%         25.3%       (239.3)%       274.1%       (126.7)%       (13.7)%

 Net income (loss)
  attributable to
  common shareholders
  per share - basic        $0.08        $(0.42)       $0.00         $0.04        $(1.84)        $2.51        $(0.70)       $(0.13)
            - diluted      $0.08        $(0.42)       $0.00         $0.04        $(1.84)        $2.50        $(0.70)       $(0.13)


 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


      During our two most recent fiscal years, no independent accountant engaged as the principal accountant to audit our financial statements has resigned or was dismissed.


                                   PART III


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRAN

                        Board of Directors

      The following sets forth, with respect to each member of our Board of Directors as of June 30, 2002, his name, age, period served as director, present position, if any, with the Company and other business experience. All directors serve one-year terms between annual meetings of shareholders.

      Patrick A. Custer, 53, is the Chairman of the Board and Chief Executive Officer. Mr. Custer served as a director from 1984 to 1985, and from 1987 until the present. He served as President and Chief Executive Officer from 1984 to 1985 and from September 1992 until the present. From 1986 until 1990, Mr. Custer was an international business consultant for Park Central Funding (Guernsey), Ltd. From 1978 until 1982, Mr. Custer was a general securities principal and worked for a major brokerage firm as a corporate finance specialist and was owner of his own brokerage firm. He was responsible for structuring and funding IPO's, real estate, energy companies, and numerous high-tech start-up companies. Mr. Custer's technical experience includes engineering and management positions with Texas Instruments and Honeywell. Mr. Custer is a graduate of Texas Tech University in Finance and Management, with additional studies in Electrical Engineering and master studies in Finance.

      Edward M. Warren, 61, has been a director since September 1992. Since 1987, he has been the Registered Principal and Branch Manager for a major securities firm in Albany, New York. He is also a Financial Consultant, having presented numerous financial seminars over the years throughout eastern New York and western New England. He is also a co-founder of the Coronado Group, through which he has in the past provided professional services to the financial community, such as the analysis of economic and market conditions, review of financial products, exchange of marketing ideas, and continuing evaluation and recommendation of asset allocation models. Mr. Warren received his undergraduate degree from Williams College and holds a Master of Arts degree from Harvard University.

      Billy J. Robinson, 54, has been a director since March 1994. He has also served as Vice President and General Counsel since October 1993, and as Secretary since June 1994. Mr. Robinson has over twenty years legal experience, representing banks and other financial institutions, with a concentration in commercial transactions. Mr. Robinson is admitted to practice before the United States Supreme Court, the United States District Court for the Northern District of Texas and the District of New Mexico, and is licensed to practice before all state courts in Texas and New Mexico. Mr. Robinson is a certified Mediator in the State of Texas and is the author of the 1994-95 Real Estate Law Correspondence Course for the Texas Tech University Paralegal Certification Program.

      Bernard S. Appel, 70, has been a director since February 1995. He enjoyed a career of 34 years with Radio Shack, holding virtually every key merchandising and marketing position, culminating with his promotion to president in 1984. In 1992 he was promoted to Chairman of Radio Shack and Senior Vice President of Tandy Corporation. Since 1993, Mr. Appel has operated the private consulting firm of Appel Associates, providing companies with merchandising, marketing and distribution strategies, creative line development and domestic and international procurement.

      George C. Platt, 62, has been a director since July 2000. He is currently President and Chief Executive Officer of ViewCast.com., Inc., a Dallas-based provider of video communications solutions, and has served in that capacity since September 1999. From 1991 through 1999, Mr. Platt was the President and Chief Executive Officer of Intecom, Inc., a provider of multimedia telecommunications products and services. Prior to that, Mr. Platt was the President and Chief Executive Officer of Shared Resource Exchange, Inc. (SRX), an entrepreneurial startup company. Before joining SRX, Mr. Platt served for six years as Vice President of the Business Communications Group at ROLM Corporation. Mr. Platt holds a Bachelor of Science Degree from Northwestern University and a Masters in Business Administration from the University of Chicago. Mr. Platt currently serves on the Board of Directors for InterVoice, Inc., a provider of call automation systems, and ViewCast.com, Inc.

                              Executive Officers

      The following table lists the names and positions held by all executive officers as of June 30, 2002. There are no family relationships between any director or executive officer and any other director or executive officer. Executive officers serve at the discretion of the Board of Directors. The biographies of these executive officers appear above.

      Name                          Position
      ----                          --------
      Patrick A. Custer             Chairman of the Board, President, Chief
                                    Executive Officer and Principal Financial
                                    Officer

      Billy J. Robinson             Vice President, General Counsel,
                                    Secretary and Director

           Section 16(a) Beneficial Ownership Reporting Compliance

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

      Based solely upon a review of the copies of the forms filed pursuant to
 Section 16(a) furnished to us, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal year ended June 30, 2002, we believe that during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% Owners were complied with.


 ITEM 11.  EXECUTIVE COMPENSATION

                          Summary Compensation Table

      The following table summarizes the compensation paid over the last three completed fiscal years to our Chief Executive Officer and any other executive officer who received compensation exceeding $100,000 during the fiscal year ended June 30, 2002.


                                                               Long Term Compensation
                                                               ------------------------------------
                           Annual Compensation                 Awards                       Payouts
                           ---------------------------------   ---------------------------  -------
(a)               (b)      (c)       (d)      (e)              (f)          (g)             (h)      (i)
                                                                                                         All
                                                                                                        Other
 Name and            Year                          Other         Restricted    Securities      LTIP     Compen-
 Principal           Ended                         Annual          Stock       Underlying      Payouts  sation
 Position           June 30 Salary($) Bonus($) Compensation($)   Awards($)     Options(#)       ($)      ($)
----------          -------  --------  -------  --------------   ----------   --------------  -------  ------
Patrick A. Custer      2002  210,000      -0-         (1)           -0-         378,000         -0-      -0-
  Chairman of the      2001  210,000      -0-         (1)           -0-         141,250         -0-      -0-
  Board and CEO        2000  200,340      -0-         (1)           -0-         106,250         -0-      -0-

Billy J. Robinson      2002  150,000      -0-         (1)           -0-         240,000         -0-      -0-
  Vice President       2001  150,000      -0-         (1)           -0-          37,500         -0-      -0-
  and General Counsel  2000  145,131      -0-         (1)           -0-          50,000         -0-      -0-

Leslie Leland          2002  145,000      -0-         (1)           -0-             -0-         -0-      -0-
  President            2001  115,000      -0-         (1)           -0-             -0-         -0-      -0-
                       2000       --       --          --            --              --          --       --

Cameron Hurst          2002  110,500      -0-         (1)           -0-             -0-         -0-      -0-
  Vice President, CTO  2001  146,250      -0-         (1)           -0-             -0-         -0-      -0-
                       2000       --       --          --            --              --          --       --

 (1) Other annual compensation to this executive officer, including payment of a car allowance and other personal benefits, did not exceed the lesser of $50,000 or 10% of such executive officer's total annual salary and bonus for such fiscal year.


                              Option Grants Table

      The following table shows individual grants of stock options made during fiscal year ended June 30, 2002 to each of the named executive officers.

                                                                                  Potential Realizable
                                                                                  Value at Assumed
                                                                                  Annual Rates of Stock
                                                                                  Price Appreciation
                   Individual Grants                                              for Option Term (3)
--------------------------------------------------------------------------------  ---------------------
(a)                (b)              (c)                    (d)               (e)    (f)      (g)
                   Number of
                   Securities       % of Total   Exercise  Market
                   Underlying       Options      or Base   Price on
                   Options          Granted to   Price     the Date  Expiration
Name               Granted(#)       Employees    ($/Sh)    of Grant  Date         5% ($)   10% ($)
----               -------------    ----------   --------  --------  ----------   -------  ---------
Patrick A. Custer   189,000 (1)        25%       $ 0.80    $ 0.59    11/29/06      - 0 -     28,390
                    189,000 (2)        17%       $ 0.80    $ 0.65    05/09/07      5,590     46,650

Billy J. Robinson   120,000 (1)        16%       $ 0.80    $ 0.59    11/29/06      - 0 -     18,025
                    120,000 (2)        11%       $ 0.80    $ 0.65    05/09/07      3,550     29,620

 (1)  These options are subject to the terms of our 1999 Equity Incentive
      Plan; they have a five-year life and vest and become exercisable in increments of 1/3 per year beginning on November 30, 2002.

 (2)  These options are subject to the terms of our 1999 Equity Incentive
      Plan; they have a five-year life and vest and become exercisable in increments of 1/3 per year beginning on May 10, 2002.

 (3) Potential realizable values are net of exercise price, but before deduction of taxes associated with exercise. The indicated 5% and 10% values represent assumed rates of appreciation only and are provided to comply with Commission regulations. They do not necessarily reflect our views as to the likely trend in the stock price. Actual gains, if any, on stock option exercises and the sale of Common Stock holdings will be dependent upon, among other things, the future performance of the Common Stock, overall stock market conditions and the option holder's continued employment through the vesting period. The amounts reflected in this table may not be achieved.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values


      The following table shows aggregate exercises of options (or tandem stock appreciation rights) and freestanding stock appreciation rights during the fiscal year ended June 30, 2002 by each of the named executive officers.

(a)                (b)             (c)          (d)                (e)
                                                Number of
                                                Securities         Value of
                                                Underlying         Unexercised
                                                Unexercised        In-the-Money
                                                Options at         Options at
                                                FY-End (#)         FY-End ($)(1)
                   Shares
                   Acquired        Value        Exercisable (E)/   Exercisable (E)/
Name               on Exercise(#)  Realized($)  Unexercisable (U)  Unexercisable (U)
------             --------------  -----------  -----------------  -----------------
Patrick A. Custer        -0-            -0-         312,375 (E)        -0-   (E)
                                                    315,000 (U)        -0-   (U)

Billy J. Robinson        -0-            -0-         129,375 (E)        -0-   (E)
                                                    200,000 (U)        -0-   (U)

Leslie Leland            -0-            -0-          29,375 (E)        -0-   (E)

Cameron Hurst            -0-            -0-          29,375 (E)        -0-   (E)


 (1) At June 30, 2002 none of the options were considered "in-the-money," as the fair market value of the underlying securities on that date ($0.37) did not exceed the exercise price of the options.

                          Compensation of Directors

      None of the inside directors are paid compensation as such, except for services performed in another capacity, such as an executive officer. The outside directors are paid $500 per meeting, plus their expenses for attending Board of Director meetings. During fiscal 2002, we additionally granted each of the three outside directors stock options to purchase a total of 100,000 shares of Common Stock. The options have a five year life and vested immediately. The exercise price of the options is $0.80 per share and the market price of the Common Stock on the dates of grant, November 30, 2001 and May 10, 2002, was $0.59 and $0.65 per share, respectively.

   Employment Contracts and Termination and Change-in-Control Arrangements

      At June 30, 2002, we had no employment agreement with any named executive officer.

         Compensation Committee Interlocks and Insider Participation

      Mr. Custer and Mr. Robinson participated in advising our Board of Directors concerning certain aspects of executive officer compensation during the last completed fiscal year. Mr. Custer is Chairman of the Board, President and Chief Executive Officer; and Mr. Robinson is Vice President, General Counsel, Secretary and Director.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of September 20, 2002 with respect to the beneficial ownership of Common Stock by (i) persons known to us to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors of the Company, (iii) each of the executive officers named in the Summary Compensation Table (appearing in Item 11) and (iv) all directors and executive officers of the Company and significant subsidiaries as a group.

      The number of shares of Common Stock beneficially owned by each individual set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of September 28, 2002 (the date on which this Form 10-K is due at the Commission), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Commission.

                                  Number of Shares
    Name and Address              Amount and Nature          Percent
    of Beneficial Owner           of Beneficial Ownership    of Class
    -------------------           -----------------------    --------
 5% Beneficial Owners

 Patrick A. Custer                       350,383 (1)           8.63%
 17300 N. Dallas Pkwy., Suite 2050
 Dallas, Texas 75248

 Peak Decision International Limited     350,000 (2)           9.33%
 Unit 1603, 16F
 Dina House,
 11 Duddell Street, Central
 Hong Kong

 Gemini Growth Fund, L.P.                481,565 (3)          10.00%
 3602 McKinney Ave, Suite 220
 Dallas, Texas 75204

 Directors

      Patrick A. Custer                  350,383 (1)           8.63%
      Billy J. Robinson                  131,612 (4)           3.39%
      Edward M. Warren                   122,221 (5)           3.16%
      Bernard S. Appel                   120,314 (6)           3.11%
      George C. Platt                    106,750 (7)           2.77%

 Executive Officers

      Patrick A. Custer                  350,383 (1)           8.63%
      Billy J. Robinson                  131,612 (4)           3.39%

 All Directors and Executive
      Officers as a Group                831,280 (8)          21.06%


 (1) Includes 2,188 shares owned outright by Mr. Custer; 312,375 shares issuable to Mr. Custer upon exercise of vested nonstatutory Employee Stock Options; 32,729 shares held of record by Custer Company, Inc., a family trust, over which Mr. Custer exercises voting control; 2,969 shares owned by his wife; 118 shares held by his wife for the benefit of his minor daughter; and 2 shares each held by Mr. Custer for the benefit of his two sons.

 (2)  Common shares owned.

 (3) Includes 26,625 shares owned outright by Founders Equity Group, Inc., an affiliate of Beneficial Owner, 65,940 shares owned outright by Founders Partners IV, LLC, an affiliate of Beneficial Owner, 256,250 shares issuable upon exercise of warrants, and 133,333 shares issuable upon conversion of a convertible debenture.

 (4) Includes 2,237 shares owned outright, and 129,375 shares issuable to Mr. Robinson upon exercise of vested nonstatutory Employee Stock Options.

 (5) Includes 2,532 shares owned outright, and 119,689 shares issuable to Mr. Warren upon exercise of vested nonstatutory stock options.

 (6) Includes 625 shares owned outright, and 119,689 shares issuable to Mr. Appel upon exercise of vested nonstatutory stock options.

 (7) Includes 500 shares owned outright, and 106,250 shares issuable to Mr. Platt upon exercise of vested nonstatutory stock options.

 (8) Includes shares beneficially owned by all directors and Executive Officers shown above.


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

      (b)  Reports on Form 8-K

           During the three months ended June 30, 2002 the Company filed no Reports on Form 8-K.

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

 September 30, 2002



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Principal Executive Officer and
      Principal Financial and Accounting Officer

 /s/  PATRICK A. CUSTER       Chairman of the Board,       September 30, 2002
      Patrick A. Custer       Chief Executive Officer
                              and Director

      Additional Directors

 /s/  BILLY J. ROBINSON       Vice President, General      September 30, 2002
      Billy J. Robinson       Counsel, Secretary and
                              Director

 /s/  EDWARD M. WARREN        Director                     September 30, 2002
      Edward M. Warren

 /s/  BERNARD S. APPEL        Director                     September 30, 2002
      Bernard S. Appel

 /s/  GEORGE C. PLATT         Director                     September 30, 2002
      George C. Platt

                                CERTIFICATIONS

      I, Patrick A. Custer, certify that:

      1. I have reviewed this annual report on Form 10-K of uniView Technologies Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

 September 30, 2002

                               By:       /s/ PATRICK A. CUSTER
                                         ---------------------
                                         Patrick A. Custer
                                         Principal Executive Officer
                                         and Principal Financial Officer

              Report of Independent Certified Public Accountants


 Board of Directors
 uniView Technologies Corporation and Subsidiaries

 We have audited the accompanying consolidated balance sheets of uniView Technologies Corporation and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of uniView Technologies Corporation and Subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

 We have also audited Schedule II for each of the three years in the period ended June 30, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $2,733,434, $6,622,458, and $10,863,875 for the years ended June 30, 2002, 2001 and 2000, respectively. These factors, among others, as discussed in Note B to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


 GRANT THORNTON LLP

 Dallas, Texas
 September 3, 2002
              uniView Technologies Corporation and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                   June 30,


                     ASSETS                            2002           2001
                                                   -----------    -----------
 CURRENT ASSETS
  Cash and cash equivalents                       $    724,051   $    580,601
  Trade accounts receivable, net of allowance
    for doubtful accounts of $13,637 in 2002
    and 2001                                           356,178        561,257
  Note receivable from the sale of trademark           850,000              -
  Inventories                                           49,929        223,449
  Prepaid expenses                                     285,271        153,532
  Other current assets                                   3,506        166,551
                                                   -----------    -----------
      Total current assets                           2,268,935      1,685,390

 CERTIFICATE OF DEPOSIT                                 25,000              -

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $1,618,974 in 2002 and
   $3,466,403 in 2001                                  150,033        655,558

 OTHER ASSETS
  Purchased software, net of accumulated
    amortization of $1,783,263 in 2002 and
    $1,099,546 in 2001                                 711,702      1,395,419
  Product and software development costs, net of
    accumulated amortization of $522,476 in 2002
    and $247,898 in 2001                               422,190        696,768
  Trademark, net of accumulated amortization of
    $1,796,594 in 2001                                       -      3,088,161
  Intellectual property license                        129,500              -
  Goodwill, net of accumulated amortization of
    $414,824 in 2002 and $313,372 in 2001            1,005,509      1,106,961
  Other                                                129,334        209,103
                                                   -----------    -----------
      Total other assets                             2,398,235      6,496,412
                                                   -----------    -----------
      Total assets                                $  4,842,203   $  8,837,360
                                                   ===========    ===========
              uniView Technologies Corporation and Subsidiaries
                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                                June 30,


       LIABILITIES AND STOCKHOLDERS' EQUITY            2002           2001
                                                   -----------    -----------
 CURRENT LIABILITIES
  Current maturities of long-term debt,
    net of debt discount of $52,500 in 2002       $    169,992   $     22,576
  Current maturities of obligations under
    capital leases                                      30,002         71,741
  Trade accounts payable                               707,207        447,093
  Accrued expenses                                     395,003      1,108,984
  Deposits                                                   -        450,000
  Deferred revenue                                      50,869        245,034
                                                   -----------    -----------
      Total current liabilities                      1,353,073      2,345,428

 LONG TERM DEBT, less current maturities, net
   of debt discount of $176,350 in 2001                 13,445      1,356,630

 OBLIGATIONS UNDER CAPITAL LEASES,
   less current maturities                               1,493         31,496
                                                   -----------    -----------
      Total liabilities                              1,368,011      3,733,554

 REDEEMABLE PREFERRED STOCK
  Series 1999-D1, 0 and 720 shares issued and
    outstanding at June 30, 2002 and June 30,
    2001, respectively (liquidation preference
    of $18,000,000, plus undeclared dividends
    in arrears of $1,846,849 at June 30, 2001)               -      1,170,000
  Series 2002-G, 240 and -0- shares issued and
    outstanding at June 30, 2002 and June 30,
    2001, respectively (liquidation preference
    of $6,000,000)                                   1,456,000              -

 STOCKHOLDERS' EQUITY
  Preferred stock, cumulative, $1.00 par value;
      1,000,000 shares authorized:
    Series A, 30,000 shares issued and outstanding
      at June 30, 2002  and 2001                        30,000         30,000
    Series H, 2 shares issued and outstanding
      at June 30, 2002 and 2001 (liquidation
      preference of $50,000)                                 2              2
    Series 2002-K, 20 and -0- shares issued and
      outstanding at June 30, 2002 and June 30,
      2001, respectively (liquidation preference
      of $500,000)                                          20              -
  Common stock, $.80 par value; 80,000,000 shares
    authorized; 3,749,785 and 3,398,977 shares
    issued and outstanding at June 30, 2002 and
    2001, respectively                               2,999,828      2,719,181
  Additional paid in capital                        57,190,291     56,365,019
  Accumulated deficit                              (58,201,949)   (55,180,396)
                                                   -----------    -----------
      Total stockholders' equity                     2,018,192      3,933,806
                                                   -----------    -----------
      Total liabilities and stockholders' equity  $  4,842,203   $  8,837,360
                                                   ===========    ===========

       The accompanying notes are an integral part of these statements.

              uniView Technologies Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              Year ended June 30,

                                             2002          2001         2000
                                          ----------    ----------   ----------
 Revenues
  Product sales                          $ 1,919,695   $ 5,434,527  $ 7,710,606
  Consulting and support services          3,399,463     2,765,958    1,435,099
  Royalties                                   50,153     1,131,747            -
                                          ----------    ----------   ----------
      Total revenues                       5,369,311     9,332,232    9,145,705

 Cost of products and services
  Cost of product sales                      939,082     3,231,702    5,553,372
  Cost of consulting and support services  1,316,593     1,748,452      910,958
                                          ----------    ----------   ----------
      Total cost of products and services  2,255,675     4,980,154    6,464,330
                                          ----------    ----------   ----------
      Gross margin                         3,113,636     4,352,078    2,681,375

 Operating expenses
  Selling                                     52,850       686,377      708,167
  General and administrative               4,955,996     8,539,416    9,157,725
  Depreciation and amortization            1,593,049     1,916,177    3,447,138
                                          ----------    ----------   ----------
                                           6,601,895    11,141,970   13,313,030
                                          ----------    ----------   ----------
      Operating loss                      (3,488,259)   (6,789,892) (10,631,655)
              uniView Technologies Corporation and Subsidiaries
              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                             Year ended June 30,


                                             2002          2001         2000
                                          ----------    ----------   ----------
 Other (income) expense
  Interest income                        $   (95,445)  $   (30,247) $   (35,689)
  Interest expense                           101,389       177,237      283,096
  Other income, net                          (63,966)     (246,151)     (15,187)
  Gain on sale of assets                           -       (68,273)           -
  Gain on sale of trademark               (1,103,046)            -            -
                                          ----------    ----------   ----------
      Total other (income) expense        (1,161,068)     (167,434)     232,220
                                          ----------    ----------   ----------
      Loss before extraordinary item      (2,327,191)   (6,622,458) (10,863,875)
                                          ----------    ----------   ----------
 Extraordinary item - early
   extinguishment of debt                   (406,243)            -            -
                                          ----------    ----------   ----------
      NET LOSS                            (2,733,434)   (6,622,458) (10,863,875)

 Decrease in redemption value of
   redeemable preferred stock             (2,168,657)   (7,239,600)  (1,940,400)

 Dividend requirements on preferred stock    454,300       901,800      901,800
                                          ----------    ----------   ----------
 Net loss attributable to common
   stockholders                          $(1,019,077)  $  (284,658) $(9,825,275)
                                          ==========    ==========   ==========

 Per share amounts allocable to common
   stockholders - Basic and diluted

 Loss before extraordinary item               $(0.18)       $(0.08)      $(3.82)

 Extraordinary item                            (0.12)            -            -
                                               -----         -----        -----
      Net loss                                $(0.30)       $(0.08)      $(3.82)
                                               =====         =====        =====
 Weighted average common shares
   outstanding - Basic and diluted         3,404,172     3,387,645    2,571,611

       The accompanying notes are an integral part of these statements.


                         uniView Technologies Corporation and Subsidiaries
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         For the years ended June 30, 2002, 2001 and 2000


                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    paid-in       Accumulated
                                               Shares      Amount    Shares      Amount    capital         deficit         Total
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - July 1, 1999                    1,876,645  $1,501,315   140,143  $  140,143   $43,162,615   $(46,817,095) $ (2,013,022)

 Redemption of Series A preferred stock             -           -  (100,000)   (100,000)            -        (18,099)     (118,099)
 Conversion of Series A preferred
   including accrued dividends for
   common stock                                   971         777   (10,000)    (10,000)       10,873         (1,650)            -
 Conversion of Series 1999-E preferred
   including accrued dividends for
   common stock                               100,337      80,270       (96)        (96)      (72,086)        (8,088)            -
 Conversion of Series 1999-C preferred
   including accrued dividends for
   common stock                               111,492      89,193       (44)        (44)      (65,643)       (23,506)            -
 Conversion of Series H preferred
   including accrued dividends for
   common stock                                   208         167        (1)         (1)         (166)             -             -
 Sale of common stock                         209,128     167,302         -           -     4,287,963              -     4,455,265
 Exercise of warrants                         214,781     171,825         -           -       866,550              -     1,038,375
 Common stock issued for services              43,906      35,125         -           -       147,375              -       182,500
 Conversion of debt to common stock           489,785     391,828         -           -     2,396,895              -     2,788,723
 Legal settlement paid in stock                31,250      25,000         -           -       475,000              -       500,000
 Preferred stock dividends                          -           -         -           -             -         (1,875)       (1,875)
 Acquisitions of businesses                   228,562     182,850         -           -     2,108,043              -     2,290,893
 Stock compensation for employees
   and directors                                    -           -         -           -       661,414              -       661,414
 Allocation for decrease in redemption
   value of redeemable preferred stock              -           -         -           -             -      1,940,400     1,940,400
 Net loss                                           -           -         -           -             -    (10,863,875)  (10,863,875)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2000                   3,307,065   2,645,652    30,002      30,002    53,978,833    (55,793,788)      860,699


                         uniView Technologies Corporation and Subsidiaries
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                         For the years ended June 30, 2002, 2001 and 2000



                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    paid-in       Accumulated
                                               Shares      Amount    Shares      Amount    capital         deficit         Total
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Sale of common stock                          91,912  $   73,529         -  $        -   $ 1,926,471   $          -  $  2,000,000
 Stock compensation for employees
   and directors                                    -           -         -           -        58,496              -        58,496
 Issuance of warrants for services                  -           -         -           -       212,619              -       212,619
 Issuance of warrants in connection
   with long-term debt                              -           -         -           -       188,600              -       188,600
 Preferred stock dividends                          -           -         -           -             -         (3,750)       (3,750)
 Allocation for decrease in redemption
   value of redeemable preferred stock              -           -         -           -             -      7,239,600     7,239,600
 Net loss                                           -           -         -           -             -     (6,622,458)   (6,622,458)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2001                   3,398,977   2,719,181    30,002     30,0025     6,365,019    (55,180,396)    3,933,806

 Adjustment to common stock for reverse
   stock split                                    808         647         -           -          (647)             -             -
 Issuance of common stock for investment
   in subsidiary                              350,000     280,000         -           -      (150,500)             -       129,500
 Issuance of Series 2002-K preferred stock          -           -        20          20       499,980              -       500,000
 Issuance of warrants for services                  -           -         -           -        72,000              -        72,000
 Issuance of warrants in connection
   with long-term debt                              -           -         -           -       156,875              -       156,875
 Repriced warrants in connection
   with long-term debt                              -           -         -           -       179,064              -       179,064
 Issuance of warrants in connection
   with the sale of trademark                       -           -         -           -        68,500              -        68,500
 Preferred stock dividends                          -           -         -           -             -         (2,119)       (2,119)
 Preferred stock dividends forgiven
   in exchange of Series D-1 for
   Series G preferred stock                         -           -         -           -             -     (2,454,657)   (2,454,657)
 Allocation for decrease in redemption
   value of redeemable preferred stock              -           -         -           -             -      2,168,657     2,168,657
 Net loss                                           -           -         -           -             -     (2,733,434)   (2,733,434)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2002                   3,749,785 $ 2,999,828    30,022 $    30,022  $ 57,190,291  $ (58,201,949) $  2,018,192
                                           ==========  ==========  ========  ==========   ===========   ============   ===========


         The accompanying notes are an integral part of this statement.

               uniView Technologies Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year ended June 30,

                                             2002          2001         2000
                                          ----------   ----------   -----------
 Cash flows from operating activities
  Net loss                               $(2,733,434) $(6,622,458) $(10,863,875)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain on sale of assets                       -      (68,273)            -
      Depreciation and amortization        1,593,049    1,916,177     3,447,138
      Bad debt expense                             -       35,816       114,078
      Gain on sale of trademark           (1,103,046)           -             -
      Stock compensation expense                   -       58,496       661,414
      Issuance of warrants for services       72,000      212,619             -
      Amortization of debt discount           53,545       12,250             -
      Loss on early extinguishment
        of debt                              406,243            -             -
      Changes in assets and liabilities,
        net of effects from acquisitions
        and dispositions:
           Trade accounts receivable         205,079      529,388         9,779
           Inventories                       173,520       38,152       174,982
           Prepaid expenses                 (131,738)     729,736      (325,399)
           Other current assets              163,045      205,535      (372,086)
           Other assets                       81,286      (99,974)       40,831
           Accounts payable and accrued
             liabilities                    (734,867)     312,527         2,544
           Deferred revenue                 (194,165)    (718,996)      406,957
                                          ----------   ----------   -----------
           Cash and cash equivalents used
             in operating activities      (2,149,483)  (3,459,005)   (6,703,637)

 Cash flows from investing activities
  Cash from acquisition                            -            -        91,681
  Purchase of property and equipment         (11,606)    (177,234)     (495,378)
  Additions to product and software
    development costs                              -     (329,307)     (201,173)
  Collections on note receivable           1,015,000            -             -
  Proceeds from sale of trademark            185,000            -             -
  Investment in certificate of deposit       (25,000)           -             -
  Proceeds from sale of assets                     -       68,273             -
  Disposal of property and equipment          23,019            -             -
                                          ----------   ----------   -----------
      Cash and cash equivalents provided
        by (used in) investing activities  1,186,413     (438,268)     (604,870)
               uniView Technologies Corporation and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             Year ended June 30,


                                             2002          2001         2000
                                          ----------   ----------   -----------
 Cash flows from financing activities
  Proceeds from long term debt           $   700,000  $ 1,517,025  $          -
  Proceeds from line of credit                     -    1,746,003     5,780,382
  Principal payments on line of credit             -   (2,067,445)   (6,169,798)
  Principal payments on long-term debt       (19,621)     (24,824)     (299,686)
  Principal payments on capital lease
    obligations                              (71,740)    (111,302)      (90,306)
  Dividends paid                              (2,119)      (3,750)       (1,875)
  Redemption of preferred stock for cash           -            -      (118,099)
  Proceeds from issuance of preferred
    stock                                    500,000            -             -
  Proceeds from issuance of common stock           -    2,000,000     5,217,392
                                          ----------   ----------   -----------
      Cash and cash equivalents provided
        by financing activities            1,106,520    3,055,707     4,318,010

 Net increase (decrease) in cash and
   cash equivalents                          143,450     (841,566)   (2,990,497)

 Cash and cash equivalents,
   beginning of year                         580,601    1,422,167     4,412,664
                                          ----------   ----------   -----------
 Cash and cash equivalents,
   ending of year                        $   724,051  $   580,601  $  1,422,167
                                          ==========   ==========   ===========
 Supplemental information
  Cash paid for interest                 $    80,965  $   142,343  $     98,909

 See Note M for supplemental schedule of non-cash investing and financing activities.

         The accompanying notes are an integral part of these statements.

              uniView Technologies Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2002, 2001 and 2000


 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

  uniView Technologies Corporation and Subsidiaries (the Company), offer enhanced digital media solutions to customers worldwide. Its products deliver the highest quality video, audio and gaming features through broadband networks. In addition, the Company provides customers with enterprise customer service solutions through CIMphony_, a suite of computer telephony integration (CTI) software products and services. The Company markets its products and services to hospitality, utility, banking and telecommunication companies in the United States and internationally.

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

  Inventories

  Inventories  are  stated   at  the  lower  of   average  cost  or   market.
  Inventories consist primarily of computer parts and peripherals to be used in network systems and products.

  Property and Equipment

  Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Maintenance and repairs are expensed as incurred. Equipment leased under capital lease obligations is depreciated over the life of the lease using the straight-line method.

  Accounting for Impairment of Long-Lived Assets

  The Company evaluates long-lived assets and intangible assets, including goodwill, held and used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of such assets.

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

  Fair Value of Financial Instruments

  The Company's financial instruments consist of cash and cash equivalents, notes receivable, redeemable preferred stock and debt. The fair value of cash and notes receivable approximate the recorded amounts because of the liquidity and short term nature of these items. The fair value of debt approximates the recorded amounts. The fair value of redeemable preferred stock is reflected by the recorded amount as it represents fair value based on the market price of the Company's common stock.

  Stock-Based Compensation

  The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

  Redeemable Preferred Stock

  The Company's Series 1999-D1 and 2002-G preferred stock is redeemable at the option of the holder, and is therefore classified outside of stockholders' equity in the accompanying balance sheets. The redemption value of these securities varies based on the market price of the Company's common stock. The Company has adopted an accounting method provided in EITF Topic D-98 for these types of securities, which recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. The result of this accounting method is an increase in loss attributable to common shareholders and a decrease in stockholders' equity as the Company's common stock price increases, with the opposite effect when the Company's common stock price decreases. Earnings per share from cash transactions are not affected by this accounting method.

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

  On January 16, 2002, the Company completed the sale of a source code license to one of its largest customers of its uniView Softgen product. The sale resulted in the Company receiving $1.3 million in cash (this revenue is included in consulting and support service revenue in the accompanying statements of operations). The buyer also hired six of the Company's employees. The Company is actively marketing similar source code licenses to other customers. Subsequent to the sale to HSBC and through August 30, 2002, the Company has generated approximately $262,000 of revenue related to this product.

  Advertising Costs

  Advertising costs are charged to operations as incurred. Advertising costs for the years ended June 30, 2002, 2001, and 2000 were $23,469, $555,187, and $304,069, respectively.

  Reverse Stock Split

  In September 2001, the Company's stockholders approved a one for eight reverse stock split. All share and per share data give effect to the reverse split applied retroactively as if it occurred at the beginning of the earliest period presented. The number of outstanding shares has been further adjusted to reflect the effects of rounding fractional shares to the next whole share after the reverse split.

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

  All share and per share data give retroactive effect to the one for eight reverse stock split approved by the stockholders in September 2001 as if the reverse split occurred on July 1, 1999.

  Reclassifications

  Certain reclassifications of the 2001 and 2000 financial statements and related notes have been made to conform with the 2002 presentation.

  New Pronouncements

  In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

  In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for
  purchased goodwill and  intangible assets.   Under SFAS  142, goodwill  and
  intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2000 if their first quarter financial statements have not previously been issued. The Company expects that adoption of SFAS 142 will reduce annual operating expenses by approximately $101,000. The Company will adopt SFAS 142 effective July 1, 2002.

  In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt SFAS 144 for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this standard will have a material effect on its financial condition or results of operations.

  In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB
  Statement No. 13, and Technical Corrections". SFAS 145 identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. SFAS 145 amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to reflect the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"). The FASB noted that SFAS 4 dictated the classification of gains and losses from extinguishments of debt and, thus, did not permit a conceptual consideration under the provisions of APB 30 of whether an extinguishment of debt is extraordinary in nature. The FASB concurred that debt extinguishments are often routine, recurring transactions and concluded that classifying the associated gains and losses as extraordinary items in all cases is inconsistent with the criteria in APB
  30. The Company is required to adopt SFAS 145 during the first fiscal quarter of 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial condition or results of operations.


 NOTE B - GOING CONCERN MATTERS

  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses of $2,733,434, $6,622,458, and $10,863,875, during the years ended June 30, 2002, 2001, and 2000, respectively.

  For the last several years, the Company has been developing its business plan with a focus in offering the technical expertise of its experienced and knowledgeable staff to customers wishing to increase business productivity by maximizing the benefits of their information technology. The Company's product offerings include providing consulting services to niche markets, technology products through its digital media products and its computer telephony integration products. In October 1999, the Company acquired the assets and assumed certain liabilities of Softgen International, Inc. to enter the computer telephony integration (CTI) business, which provided revenue of $2.7 million and $2.9 million in 2002 and 2001, respectively. However, the Company's operating losses continued. Additionally, the Company sold its Curtis Mathes trademark and all associated rights to the trademark in September 2001 for total proceeds of $4.5 million of which $635,000 was received in cash, $1,865,000 will be received at various dates through March 2003 and $2.0 million of the proceeds was long-term debt assumed by the buyer of the trademark. In addition, in January 2002, the Company sold a source code license of its CIMphony product to HSBC Holdings Plc ("HSBC"), its largest customer for that product, for $1.3 million in cash. In addition to providing cash for operations, this transaction resulted in a reduction of overall employee expenses, while continuing to allow opportunities for sales of CIMphony source code licenses to other customers. However, this transaction is expected to result in limited revenues in the future from this customer, as it assumes the responsibility for its own CTI software operations. The Company is continuing to evaluate all of its options for increasing revenues and reducing expenses.

  For the last three years, the Company used significant amounts of cash from operations and despite the negative cash flows from operations, the Company was able to secure financing to support itself. While the proceeds from the trademark sale and improvements to its operations reduced negative cash flows from operations, it may be necessary for the Company to obtain additional funds for operations in order to continue as a going concern until operations demonstrate the ability to generate sufficient cash flows to meet the needs of the Company.

  The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or liabilities which may result from the inability of the Company to continue as a going concern.


 NOTE C - BUSINESS COMBINATIONS AND DIVESTITURES

  Effective  September  22,  1999  the  Company  acquired  assets  of   Zirca
  Corporation ("Zirca") for $300,000 cash and 45,000 restricted common shares of the Company valued at $675,000. The acquisition of Zirca was accounted for as a purchase and the Company allocated the excess purchase price over tangible assets acquired of approximately $360,000 to purchased software. In October 2001, the Company disposed of the remaining assets related to this acquisition as the assets were no longer being utilized.

  Effective October  29, 1999  the Company  acquired the  assets and  assumed certain liabilities of Softgen International, Inc. ("Softgen"). Consideration for the acquisition consisted of 146,875 restricted shares of the Company's common stock and warrants to acquire another 117,500 shares at $24.00 per share, plus other consideration for a total value of $2.7 million, and certain former shareholders of Softgen received 39% ownership of the new corporation, uniView Softgen Corporation. As a result of the acquisition of Softgen, which was accounted for as a purchase, the Company allocated the excess purchase price over tangible assets acquired of approximately $2.2 million to purchased software based on an appraisal. During the fiscal quarter ended March 31, 2000, certain adjustments were made to the purchase price and corresponding allocation of purchase price as the result of a more detailed analysis of the assets and liabilities assumed in the acquisition.

  Effective June 26, 2002, the Company acquired 60% of the outstanding capital stock of uniView Asia Limited (formerly China Action Management Limited) for 350,000 shares of its $.80 par value common stock. The acquisition of uniView Asia Limited was accounted for as a purchase. The Company has allocated the purchase price of approximately $129,500 to intellectual property license.

  All acquisitions have been accounted for as purchases and the operations of the purchased companies have been included in the Company's statement of operations since their date of acquisition.


 NOTE D - DISPOSITION OF ASSETS AND SIGNIFICANT SALES TRANSACTIONS

  In September 2001, the Company sold the Curtis Mathes trademark for $4.5 million, consisting of cash and notes receivable. $450,000 in cash was received in June 2001. At June 30, 2002, a total of $1,650,000 of the purchase price had been received in cash, leaving a principal balance of $850,000 on a note receivable due in March 2003. In connection with the sale, the Company was released from approximately $2.0 million of long-term debt, which was assumed by the buyer of the trademark. As a result of the release of this long-term debt, the Company recorded an extraordinary loss on debt extinguishment of $406,243. The Company had issued warrants to the lender in connection with the loan and was amortizing these costs over the life of the loan. The carrying amount of the debt was $1,593,757 at the time of payment due to the value of the warrants and upon early extinguishment of the debt, all of the costs were accelerated. The Company recorded a gain of $1,103,046 on the sale of the trademark.

  In December 2001,  the Company wrote off  the remaining assets of  $143,539 relating to the prior acquisitions of Advanced Systems Group ("ASG"), uniView Xpressway Group ("Xpressway") and Zirca, as these assets were no longer being utilized.

  In January 2002, the Company sold a source code license of its CIMphony product to HSBC, its largest customer for that product, for $1.3 million in cash. In February 2002, as part of the agreement, the Company allowed HSBC to hire six of its employees who were principally involved in servicing this customer, while retaining adequate support staff for its other CTI customers. In addition to providing cash for operations, this transaction resulted in a reduction of overall employee expenses, while continuing to allow opportunities for sales of CIMphony source code licenses to other customers. However, the transaction is also expected to result in limited revenues in the future from this customer, as it assumes the responsibility for its own CTI software operations. This customer generated approximately $2.4 million (including the sale of the source code license) and $2.5 million in revenues during the years ended June 30, 2002 and 2001, respectively.


 NOTE E - PROPERTY AND EQUIPMENT

  Property and equipment at June 30 consist of the following:

                                 Useful life
                                 (in years)      2002          2001
                                 ----------   ----------    ----------
    Equipment                        3-5     $ 1,306,933   $ 3,348,634
    Furniture and fixtures            5          177,698       223,182
    Computer software                 3          102,603       215,637
    Vehicles                          3          116,503       131,591
    Leasehold improvements        lease term      65,270       202,917
                                               1,769,007     4,121,961
                                              ----------    ----------
    Less accumulated depreciation
      and amortization                        (1,618,974)   (3,466,403)
                                              ----------    ----------
                                             $   150,033   $   655,558
                                              ==========    ==========

  Equipment under capital leases included above at June 30, 2002 and 2001 was $102,921 and $114,910, respectively, and the related accumulated amortization amounted to $78,935 and $49,936, respectively. Amortization of assets held under capital leases is included with depreciation expense.

  Depreciation expense for years ending June 30, 2002, 2001, and 2000 totaled $494,112, $583,229, and $1,313,241, respectively.


 NOTE F - OTHER ASSETS

  Other assets at June 30 consist of the following:


                                                 2002           2001
                                              ----------    ----------
    Purchased software                       $ 2,494,965   $ 2,494,965
    Product and software development costs       944,666       944,666
    Trademark                                        -       4,884,755
    Intellectual property license                129,500             -
    Goodwill                                   1,420,333     1,420,333
    Other                                        129,334       209,103
                                              ----------    ----------
                                               5,118,798     9,953,822
    Less accumulated amortization             (2,720,563)   (3,457,410)
                                              ----------    ----------
                                             $ 2,398,235   $ 6,496,412
                                              ==========    ==========

  Purchased software is amortized in relation to expected revenue from the product or straight-line over a maximum of four years, whichever is greater. Amortization expense for the years ended June 30, 2002, 2001, and 2000 was $683,718, $808,392, and $291,154, respectively. Revenue from these products was $2,677,445 (including the $1.3 million sale of the source code license), $2,972,504 and $2,450,886 for the years ended June 30, 2002, 2001 and 2000, respectively.

  Product and software development costs are being amortized over their estimated useful life of three years. Amortization expense for the years ended June 2002, 2001, and 2000 was $273,060, $178,867, and $1,345,803,
  respectively. Revenue from these products was $93,623, $22,423 and $257,954 for the years ended June 30, 2002, 2001 and 2000, respectively.

  The Company purchased the Curtis Mathes Corporation in 1993 and sold its only remaining asset, the Curtis Mathes trademark, in September 2001 for a gain of $1,103,046. The trademark was being amortized on a straight-line basis over 20 years. Amortization expense for the years ended June 30, 2002, 2001, and 2000 was $43,706, $244,237 and $244,237, respectively.

  Goodwill totaling $1,420,333 from 1998 acquisitions of Video Management, Inc. (VMI) and Computer Network Solution (CNS) is being amortized over its estimated useful life of fourteen years. Amortization expense for each of the years ended June 30, 2002, 2001 and 2000 was $101,453.


 NOTE G - LONG-TERM DEBT

  Long-term debt at June 30 consists of the following:

                                                 2002           2001
                                              ----------    ----------
  Secured note payable to a finance company
    collateralized by a security agreement
    in the Curtis Mathes Trademark with
    interest at 14%.  Interest payments
    due monthly, principal is due
    December 7, 2005.                        $         -   $ 1,500,000
  Convertible note payable to a finance
    company collateralized by substantially
    all assets with interest at 14%.
    Interest payments due monthly,
    principal is due May 31, 2003.               200,000             -
  Other                                           35,937        55,556
                                              ----------    ----------
                                                 235,937     1,555,556
      Less debt discount                         (52,500)     (176,350)
                                              ----------    ----------
                                                 183,437     1,379,206
      Less current portion                      (169,992)      (22,576)
                                              ----------    ----------
                                             $    13,445   $ 1,356,630
                                              ==========    ==========

  The weighted average interest rate of borrowings outstanding at June 30, 2002 and 2001 is 13.19% and 13.8%, respectively.

  Future annual aggregate maturities of long-term debt are as follows:

                                             Year ending
                                             June 30,
                                             -----------
                                                2003       $   169,992
                                                2004            13,445
                                                            ----------
                                                           $   183,437
                                                            ==========


 NOTE H - COMMITMENTS AND CONTINGENCIES

  Lease Commitments

  The Company leases equipment and facilities under various non-cancelable operating and capital leases which expire at various dates through fiscal 2005. The following are scheduled future minimum lease payments and sublease rental income at June 30, 2002:

                                                     Operating Leases
                                               -----------------------------
                                               Minimum    Sublease
 Year ending                        Capital     lease      rental
   June 30,                         leases     payments    income    Totals
   --------                         -------     -------    -------   -------
    2003                           $ 31,098    $305,304   $ 39,238  $266,066
    2004                              3,924     184,373     39,238   145,135
    2005                                  -      78,374     16,349    62,025
                                    -------     -------    -------   -------
  Total minimum lease payments       35,022    $568,051   $ 94,825  $473,226
  Less amount representing                      =======    =======   =======
    interest                         (3,527)
                                    -------
  Present value of net minimum
    lease payments including
    current maturities of $30,002  $ 31,495
                                    =======

  Rental expense under operating leases for the years ended June 30, 2002, 2001, and 2000 was $437,124, $616,327, and $530,701, respectively.

  Litigation

  In October 2000, the Trustee in a bankruptcy filing subsequently filed an adversary proceeding against the Company alleging a preferential transfer under the bankruptcy code. Subsequent to June 30, 2001, the Company agreed to settle the legal action for a payment of $50,000. The settlement was approved by the court and was paid during fiscal 2002.

  On July 26, 1999, the Company and a vendor agreed to settle a legal action. In return for a prepayment of $750,000 and 31,250 shares of its common stock whose market value at closing date was $16.00 per share, the Company received two years of television listing services from the vendor. The agreement required an additional annual fee of $70,000 and a nominal fee per customer. As of June 30, 2002, all fees associated with the agreement have been fully paid.

  The Company is routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company in excess of the amount accrued for such purposes at June 30, 2002.


 NOTE I - CONCENTRATIONS OF CREDIT RISK

  During 2002, 2001 and 2000, one customer represented 45%, 25% and 11% of sales, respectively. At June 30, 2002, two customers accounted for 84% of trade accounts receivable. At June 30, 2001, one customer accounted for 50% of trade accounts receivable and at June 30, 2000, two customers represented 56% of trade accounts receivable.

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

  In December 1992, the Company issued 140,000 shares of Series A redeemable preferred stock (stated value $1 per share). In fiscal 2000, 100,000 shares were redeemed for cash, and 10,000 shares were converted to common stock, with the remaining 30,000 outstanding at June 30, 2002. Shares accumulate dividends at 6%, or $1,800 per year. Cumulative dividends in arrears at June 30, 2002 and 2001 totaled $10,350 and $8,550, respectively.

  In fiscal 1996, the Company issued 55 shares of Series H convertible redeemable preferred stock (stated value $25,000 per share). 52 shares were converted into common stock in fiscal 1997, and one share was converted in fiscal 2000, with the remaining two shares outstanding at June 30, 2002. Shares accumulate dividends at 5%, or $2,500 per year and are paid in May and November of each year. Shares are convertible based on 80% of the five day average closing bid price of the Company's common stock, with minimum and maximum conversion limits of $12 and $32 per share, respectively. No dividends in arrears exist on Class H shares at June 30, 2002 or 2001.

  In June 1999, the Company issued 720 shares of Series D-1 convertible redeemable preferred stock (stated value $25,000 per share). The shares accumulated dividends at 5%, or $900,000 per year and were convertible into common stock at $32 per share. In fiscal 2002, the Company exchanged these shares for 240 shares of Series 2002-G preferred stock (stated valued $25,000 per share). The new series of preferred stock has no provision for dividends and is convertible into 4,000,000 shares of common stock at $1.50 per share. All outstanding and unconverted shares of the new preferred stock as of June 30, 2004 shall be, at the holders' option, either converted into common stock or redeemed by the Company based on the market price of the Company's common stock. Cumulative dividends in arrears at June 30, 2001 totaled $1,850,000. In conjunction with the exchange of shares, all accumulated dividends associated with the D-1 preferred stock were released by mutual agreement.

  Additionally, all outstanding Series E and Series C preferred stock was converted during fiscal 2000.

  In June 2002, the Company issued 20 shares of Series K convertible redeemable preferred stock (stated value $25,000 per share). The shares have no provision for dividends and are convertible into common shares at $.80 per share. At any time, at the Company's sole discretion, the Company may redeem all or part of the outstanding preferred shares at a price per share of 120% of their face value.

  Dividends of $2,119, $3,750, and $1,875 on preferred stock were paid during the years ended June 30, 2002, 2001, and 2000, respectively. Non-
  cash dividends of $33,244 were paid during the year ended June 30, 2000 through the issuance of common stock. Cumulative dividends in arrears as of June 30, 2002 and 2001 amounted to $10,350 and $1,858,550, respectively.

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

  The Company grants non-compensatory stock options to key employees and directors at market value at the date of grant. The options granted to directors generally vest immediately, and the options granted to employees generally vest over a 3-year period. During 2002 and 2001, options covering 22,688 and 185,882 shares, respectively, vest over 3 years and during 1998, options covering 11,250 shares vest over 1.5 years.

  During 2001 and 2000, options issued to employees and directors with exercise prices less than market value resulted in compensation expense under the intrinsic value method of $58,496 and $661,414, respectively. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and net loss per share for 2002, 2001 and 2000 would have been increased as follows:

                                    2002          2001           2000
                                 ----------    ----------    -----------
    Net loss
      As reported               $(2,733,434)  $(6,622,458)  $(10,863,875)
      Pro forma                  (2,983,547)   (9,755,688)   (13,961,374)

    Loss per share
      As reported                     (0.80)        (2.22)         (4.56)
      Pro forma                       (0.88)        (2.88)         (5.76)

  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                  2002           2001              2000
                               ----------     -----------      ----------
    Expected volatility           150%           150%              158%
    Risk-free interest rate   3.50% - 4.30%  4.33% - 5.75%         5.9%
    Expected lives              3 years      1 to 3 years   1.5 to 3.75 years
    Dividend yield                  -              -                -


  Additional information with respect to all options outstanding at June 30, 2002, and changes for the three years then ended was as follows:


                       Above            Equal to        Below
                       market price     market price    market price
                   ------------------  ---------------  --------------
                            Weighted          Weighted         Weighted
                            average            average         average
                            exercise          exercise        exercise   Total
                   Options    price   Options   price Options   price   Options
                   -------   ------   ------    ----- -------   -----   -------
 Outstanding at
   July 1, 1999      5,888  $ 71.28   12,500   $14.64  10,938  $29.84    29,326

 Granted           201,653    18.88        -        - 102,500   14.08   304,153
 Exercised               -        -        -        -       -       -         -
 Forfeited            (250)  180.00        -        -       -       -      (250)
                   -------   ------   ------    ----- -------   -----   -------
 Outstanding at
 June 30, 2000     207,291    20.24   12,500    14.64 113,438   15.60   333,229

 Granted           275,679    14.80    6,250    14.48   9,026   16.48   290,955
 Forfeited         (28,040)   17.68        -        -  (6,563)  16.48   (34,603)
                   -------   ------   ------    ----- -------   -----   -------
 Outstanding at
 June 30, 2001     454,930    15.76   18,750    14.56 115,901   15.68   589,581

 Granted         2,162,857     0.83        -       -        -       - 2,162,857
 Forfeited        (540,820)    2.46        -       -  (11,147)  28.65  (551,967)
                   -------   ------   ------    ----- -------   -----   -------
 Outstanding at
 June 30, 2002   2,076,967  $  3.63   18,750   $14.56 104,754  $14.40 2,200,471
                 =========   ======   ======    ===== =======   ===== =========

                                                 Number      Weighted
                                               of shares     average
                                               underlying    exercise
                                                options       price
                                               ----------      -----
    Options exercisable at June 30, 2000         292,605      $16.88
                                               =========       =====
    Options exercisable at June 30, 2001         558,519      $15.60
                                               =========       =====
    Options exercisable at June 30, 2002       1,061,555      $ 7.91
                                               =========       =====

  For 2002, options granted above market value had a weighted average fair value per share of $0.83. For 2001, options granted above, equal to, and below market value had a weighted average fair value per share of $11.20, $11.92 and $16.08, respectively. For 2000, options granted above and below market value had a weighted average fair value per share of $12.64 and $18.40, respectively.

  Information about stock options outstanding at June 30, 2002 is summarized as follows:

                          Options outstanding             Exercisable
                  --------------------------------  ----------------------
                               Weighted
                               average    Weighted                Weighted
                              remaining    average                 average
      Range of                contractual exercise    Number      exercise
   exercise prices   Number     life       price    exercisable     price
  ----------------   ---------  -----     -------   -----------   --------

  $0.80              1,650,592   4.65    $  0.80      516,742     $  0.80
  $12.00 to $16.48     530,816   3.50      14.25      525,750       14.23
  $21.52 to $28.00      18,750   2.60      25.84       18,750       25.84
  $70.00                   313   0.42      70.00          313       70.00

  Common stock warrants issued and outstanding at June 30, 2002 are summarized as follows:

                                                Weighted         Weighted
                                                 average         average
    Range of exercise price           Number  remaining life  exercise price
    ----------------------           -------  --------------  --------------
    $1.50 to $3.00                   307,500       6.99          $  1.54
    $6.72 to $16.00                  121,250       8.27            10.81
    $24.00 to $28.00                 136,594       0.63            24.37
    $32.00 to $48.00                 162,500       1.89            33.85

  All outstanding warrants are exercisable at June 30, 2002, with the exception of 150,000 warrants which become exercisable at various dates through February 2005.

  During the year ended June 30, 2002, warrants to purchase 150,000 shares of the Company's common stock were granted in connection with consulting services provided. The warrants have an exercise price of $1.50, expire in February 2007, and were valued at $72,000 and recorded as a prepaid expense, net of amortization of $6,000 at June 30, 2002. Additionally, warrants to purchase 150,000 shares of the Company's common stock were granted in connection with the issuance of long-term debt. These warrants have an exercise price of $1.50 and expire in April 2005. The value of the warrants, $60,000, is included as a discount on the debt net of accumulated amortization of $7,500. Warrants to purchase 50,000 shares of the Company's common stock were granted for a finder's fee in connection with the sale of the Curtis Mathes trademark. These warrants have an exercise price of $32.00 per share, with a provision to reprice at par value upon the satisfaction of the anti-dilution provisions of certain preferred stock. The value of the warrants, $68,500, was recorded as a reduction in the gain on the sale of trademark in the accompanying statement of operations.

  During the year ended June 30, 2001, warrants to acquire 168,750 shares of the Company's common stock (valued at $188,600) were granted in connection with the issuance of long-term debt. The value of the warrants was included as a discount on the debt net of accumulated amortization of $12,500 at June 30, 2001. In 2002, additional warrants to acquire 31,250 shares (valued at $96,875) related to this debt were issued, and the warrants issued in 2001 were repriced to $.80 per share (valued at
  $179,064). The warrants have an exercise price of $0.80 and expire between December 2003 and July 2006. In connection with the sale of the Curtis Mathes trademark in September 2001, this debt was assumed by the buyer of the trademark and these costs were accelerated and recorded as an extraordinary loss on extinguishment of debt. Additionally, warrants to purchase 12,500 and 2,500 shares of the Company's common stock were granted to a customer in connection with a sale of set-top boxes and to a consultant for services performed, respectively. The warrants have an exercise price of $28.00, expire in October 2005, and were valued at $180,000 and charged to selling expense during the fourth quarter 2001.

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


 NOTE K - INCOME TAXES

  A reconciliation of income tax benefit computed by applying the U.S. Federal tax rates to the net loss and recorded income tax expense (benefit) is as follows:

                                         2002          2001          2000
                                      ----------    ----------    ----------
  Tax benefit at statutory rate      $  (929,368)  $(2,251,636)  $(3,693,718)
  Non-deductible expenses                  3,134        93,572       143,198
  Change in estimate for prior years           -             -       183,466
  Sale of trademark                     (610,842)            -             -
  Adjustment of net operating
    loss carryforwards                         -     2,164,423             -
  Change in valuation allowance        1,502,582        (6,359)    3,439,968
  Other                                   34,494             -       (72,914)
                                      ----------    ----------    ----------
                                     $         -   $         -   $         -
                                      ==========    ==========    ==========

  The components of the Company's deferred income taxes at June 30, 2002 and 2001 are as follows:

                                                 2002          2001
                                              ----------   ----------
    Deferred tax assets
      Inventories                            $    13,600  $    19,112
      Accounts receivable                          4,637        4,637
      Fixed assets                                38,695            -
      Accrued liabilities                         16,900       33,900
      Deferred revenue                            12,250       83,312
      Net operating loss carryforwards        19,703,764   18,374,843
                                              ----------   ----------
                                              19,789,846   18,515,804
                                              ----------   ----------
    Deferred tax liabilities
      Fixed assets                                     -      (62,012)
      Software and product development costs     (86,402)    (236,901)
      Deferred costs                                   -      (16,029)
                                              ----------   ----------
                                                 (86,402)    (314,942)
      Net deferred tax asset                  19,703,444   18,200,862
      Valuation allowance                    (19,703,444) (18,200,862)
                                              ----------   ----------
                                             $         -  $         -
                                              ==========   ==========

  At June 30, 2002, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $57,941,000 which may be used to offset future taxable income, subject to certain limitations and provisions of the Internal Revenue Code, and will expire in various amounts in the years 2008 through 2022 if not utilized.


 NOTE L - PENSION AND OTHER BENEFIT PROGRAMS

  Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. The following table sets forth the funded status of the Company's defined pension plan at June 30:

                                           2002          2001          2000
                                         --------      --------      --------
    Actuarial present value of
     benefit obligations
    --------------------------
    Accumulated benefit obligation      $ 637,444     $ 700,879     $ 781,466

    Projected benefit obligation          637,444       700,879       781,466
    Plan assets at fair value             666,675       609,637       657,772
                                         --------      --------      --------
    Excess projected benefit obligation   (29,231)       91,242       123,694
                                         --------      --------      --------
    Net pension (asset) liability       $ (29,231)    $  91,242     $ 123,694
                                         ========      ========      ========
    Net pension cost includes
     the following components
    -------------------------
    Interest on unfunded liability      $   6,387     $   8,660     $   9,432
    Actuarial (gain) loss                 (84,881)       (5,187)       10,437
                                         --------      --------      --------
    Net pension cost (benefits)         $ (78,494)    $   3,473     $  19,869
                                         ========      ========      ========

  The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for 2002, 2001, and 2000 was 7%. The net pension asset is included in other noncurrent assets in the consolidated balance sheet.


 NOTE M - NON-CASH INVESTING AND FINANCING ACTIVITIES

                                            2002         2001         2000
                                         ----------   ----------   ----------
 SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock for
    purchase of assets                  $   129,500   $        -  $ 2,290,893
                                         ==========    =========   ==========
  Conversion of debt to common stock    $         -   $        -  $ 2,788,723
                                         ==========    =========   ==========
  Issuance of common stock warrants
    for expenses and services           $    72,000   $  212,619  $   682,500
                                         ==========    =========   ==========
  Stock compensation                              -   $   58,496  $   661,414
                                         ==========    =========   ==========
  Issuance of common stock
    for dividends                       $         -   $        -  $    33,244
                                         ==========    =========   ==========
  Issuance of warrants in connection
    with sale of trademark              $    68,500   $        -  $         -
                                         ==========    =========   ==========
  Note receivable from sale
    of trademark                        $ 1,865,000   $        -  $         -
                                         ==========    =========   ==========
  Debt relieved upon sale of trademark  $ 2,000,000   $        -  $         -
                                         ==========    =========   ==========
  Issuance of warrants in connection
    with long-term debt                 $   335,938   $  188,600  $         -
                                         ==========    =========   ==========


 NOTE N - BUSINESS SEGMENT INFORMATION

  The Company is primarily engaged in high technology product sales and consulting and support services. The following tables set forth certain information with respect to the years ended June 30:

  The Company has three segments for 2002 and 2001 and two segments for 2000: Technology product sales, technology consulting and support services, and royalty from trademark licensing (new in 2001). The segments are differentiated by the products and services provided as follows:

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

    Royalties
    ---------
    This segment consists of royalty income from licensing the Curtis Mathes Trademark which was sold September 2001.

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


                                        2002           2001          2000
                                     ----------    -----------   -----------
 Net revenues
   Product sales                    $ 1,919,695   $  5,434,527  $  7,710,606
   Consulting and support services    3,399,463      2,765,958     1,435,099
   Royalties                             50,153      1,131,747             -
                                     ----------    -----------   -----------
                                    $ 5,369,311   $  9,332,232  $  9,145,705

 Operating loss
   Product sales                    $(1,504,892)  $ (2,924,871) $ (2,638,049)
   Consulting and support services   (1,497,418)    (1,937,387)   (1,154,461)
   Corporate                           (485,949)    (1,927,634)   (6,839,145)
                                     ----------    -----------   -----------
 Total operating loss                (3,488,259)    (6,789,892)  (10,631,655)
 Less interest expense                 (101,389)      (177,237)     (283,095)
 Other income (expenses)                159,411        344,671        50,875
 Gain on sale of trademark            1,103,046              -             -
                                     ----------    -----------   -----------
 Loss before extraordinary item      (2,327,191)    (6,622,458)  (10,863,875)

 Extraordinary item                    (406,243)             -             -
                                     ----------    -----------   -----------
   Net loss                         $(2,733,434)  $ (6,622,458) $(10,863,875)
                                     ==========    ===========   ===========
 Identifiable assets
   Computer products and service    $   213,030   $  3,783,772  $  8,023,184
   Corporate                          4,629,173      5,053,588     4,500,020
                                     ----------    -----------   -----------
                                    $ 4,842,203   $  8,837,360  $ 12,523,204
                                     ==========    ===========   ===========
 Depreciation, amortization
 and write-down
   Computer products and service    $   421,136   $    306,213  $  2,230,321
   Corporate                          1,171,913      1,609,965     1,216,817
                                     ----------    -----------   -----------
                                    $ 1,593,049   $  1,916,178  $  3,447,138
                                     ==========    ===========   ===========
 Capital expenditures
   Computer products and service   $     11,606   $    148,948  $    487,378
   Corporate                                  -         28,286         8,000
                                     ----------    -----------   -----------
                                    $    11,606   $    177,234  $    495,378
                                     ==========    ===========   ===========

  International revenues for the years ended June 30, 2002, 2001 and 2000 totaled $2,396,981, $2,589,784, and $1,255,234, respectively.

              uniView Technologies Corporation and Subsidiaries

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               For the years ended June 30, 2002, 2001 and 2000


                        Balance at  Charged to   Charged               Balance
                         beginning   costs and   to other               at end
 Description              of year    expenses   accounts  Deductions   of year
 -----------            ---------   ---------   --------  ----------  ---------
Year ended June 30, 2000
  Allowance for
    doubtful accounts   $  76,510    $      -    $     -  $  (70,636)  $  5,874

 Year ended June 30, 2001
  Allowance for
    doubtful accounts       5,874      18,780          -     (11,017)    13,637

 Year ended June 30, 2002
  Allowance for
    doubtful accounts      13,637           -          -           -     13,637

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

 4.15 Securities Purchase Agreement dated March 5, 2002 between registrant and Brown Simpson Partners I, Ltd. relating to the redemption of registrant's Series 1999-D1 Convertible Preferred Stock with Series 2002-G Convertible Preferred
           Stock (filed as Exhibit "99.2" to the Company's Current
           Report on Form 8-K dated as of March 5, 2002 and
           incorporated herein by reference.)                             N/A

 4.16 Registration Rights Agreement dated March 5, 2002 between registrant and Brown Simpson Partners I, Ltd. relating to the registration of the shares of common stock underlying registrant's Series 2002-G Convertible Preferred Stock
           (filed as Exhibit "99.3" to the Company's Current Report on
           Form 8-K dated as of March 5, 2002 and incorporated herein
           by reference.)                                                 N/A

 4.17 Settlement and Mutual Release Agreement dated March 5, 2002 between registrant and Brown Simpson Partners I, Ltd.
           relating to the redemption of registrant's Series 1999-D1 Convertible Preferred Stock with Series 2002-G Convertible Preferred Stock (filed as Exhibit "99.4" to the Company's
           Current Report on Form 8-K dated as of March 5, 2002 and
           incorporated herein by reference.)                             N/A

 4.18 *    Form of warrant issued to Setfield Limited for services
           rendered.                                                       68

 4.19 *    Form of warrant issued to Gemini Growth Fund, L.P. in
           connection with a loan to the Company.                          73

 4.20 *    Series 2002-K Preferred Stock terms and conditions.             84

 10.1.1    Lease Agreement between the Company and CMD Realty
           Investment Fund II, L.P., dated October 18, 1999 pertaining to the property utilized as the corporate headquarters
           (filed as Exhibit "10.2" to the Company's Annual Report
           on Form 10-K for the fiscal year ended June 30, 2000 and
           incorporated herein by reference.)                             N/A

 10.1.2    First Addendum to Lease Agreement between the Company and
           CMD Realty Investment Fund II, L.P., dated November 10, 1999 pertaining to the property utilized as the corporate headquarters (filed as Exhibit "10.2.1" to the Company's
           Annual Report on Form 10-K for the fiscal year ended June
           30, 2000 and incorporated herein by reference.)                N/A

 10.1.3    Second Addendum to Lease Agreement between the Company and
           CMD Realty Investment Fund II, L.P., dated January 10, 2000 pertaining to the property utilized as the corporate headquarters (filed as Exhibit "10.2.2" to the Company's
           Annual Report on Form 10-K for the fiscal year ended June
           30, 2000 and incorporated herein by reference.)                N/A

 10.2 **   Employment Contract with Mr. Hurst, dated as of February 14,
           2001 (filed as Exhibit "10.4" to the March 26, 2002
           amendment to the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001 and incorporated herein
           by reference.)                                                 N/A

 10.3 **   Employment Contract with Ms. Leland, dated as of February
           14, 2001 (filed as Exhibit "10.5" to the March 26, 2002
           amendment to the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001 and incorporated herein
           by reference.)                                                 N/A

 10.4      Trademark License Agreement between the Company and Avmark,
           Inc. relating to the Curtis Mathes trademark, dated July 1,
           2000 (filed as Exhibit "10.8" to the March 26, 2002
           amendment to the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001 and incorporated herein
           by reference.)                                                 N/A

 10.5      Agreement for Purchase and Assignment of Trademarks between the Company and CM Royalties, LLC, dated September 6, 2001
           (filed as Exhibit "2" to the Company's Current Report on
           Form 8-K dated September 6, 2001 and incorporated herein by
           reference.)                                                    N/A

 10.6 Global Purchase Agreement with HSBC Holdings plc relating to installation of computer telephony integration software by
           uniView Softgen Corporation in HSBC call centers, dated
           October 26, 1999 (filed as Exhibit "10.9" to the March 26,
           2002 amendment to the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001 and incorporated
           herein by reference.)                                          N/A

 10.7      Amendment to Global Purchase Agreement with HSBC Holdings
           plc relating to source code license, dated December 20, 2001 (filed as Exhibit "10.1" to the March 26, 2002 amendment to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001 and incorporated herein by
           reference.)                                                    N/A

 10.8 *    International Distributor Agreement between subsidiary
           uniView Softgen Corporation and Korea Computer, Inc., dated
           October 1, 2001.                                                88

 10.9 *    Business Alliance Agreement between subsidiary uniView
           Technologies Products Group, Inc. and Metrophone
           Telecommunications, Inc., dated January 15, 2002.              102

 10.10 *   Supply Agreement between subsidiary uniView Asia Limited
           (formerly China Action Management Limited) and Information
           Technology Company Limited, dated as of July 17, 2002.         110

 21 *      Subsidiaries of the Company.                                   116

 23 *      Consent of Independent Certified Public Accountants.           117
 _______________
 *  Filed herewith.

 ** Management contract or compensation plan or arrangement required to be filed as a exhibit pursuant to Item 14(c).