Form 10-Q
period 2002-09-30
UNIVIEW TECHNOLOGIES CORP
filed 2002-11-14
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                                      OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________


                       Commission File Number 000-13225


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


      At November 12, 2002, there were 3,749,785 shares of Registrant's common stock outstanding.

                           GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------

                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.....................    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................    9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...........................................   12

 ITEM 4.   CONTROLS AND PROCEDURES...............................   12

                             PART II.
                         OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS.....................................   13

 ITEM 5.   OTHER INFORMATION.....................................   13

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................   13

 SIGNATURES......................................................   14

 CERTIFICATIONS..................................................   14

 EXHIBIT INDEX...................................................   15

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                   September 30     June 30
                                                       2002           2002
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $    221,244   $    724,051
   Trade accounts receivable, net                      236,517        356,178
   Notes receivable                                    850,000        850,000
   Inventories                                          51,886         49,929
   Prepaid expenses                                    195,122        285,271
   Other current assets                                      -          3,506
                                                   -----------    -----------
            Total current assets                     1,554,769      2,268,935

 CERTIFICATE OF DEPOSIT                                 25,000         25,000

 PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                             94,152        150,033

 OTHER ASSETS
   Purchased software, net of
     accumulated amortization                          578,258        711,702
   Product and software development
      costs, net of accumulated amortization           353,925        422,190
   Intellectual property license, net of
     accumulated amortization                          125,453        129,500
   Goodwill, net of accumulated amortization                 -      1,005,509
   Other                                               147,609        129,334
                                                   -----------    -----------
            Total other assets                       1,205,245      2,398,235
                                                   -----------    -----------

            Total assets                          $  2,879,166   $  4,842,203
                                                   ===========    ===========

 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                   September 30     June 30
                                                       2002           2002
                                                   -----------    -----------
                                                   (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Current maturities of long-term debt           $    184,310    $   169,992
   Current maturities of obligations
     under capital leases                               21,560         30,002
   Trade accounts payable                              568,616        707,207
   Accrued and other current liabilities               396,415        395,003
   Deferred revenue                                     31,666         50,869
                                                   -----------    -----------
            Total current liabilities                1,202,567      1,353,073

 LONG TERM DEBT, less current maturities                 8,325         13,445

 OBLIGATIONS UNDER CAPITAL LEASES, less
   current maturities                                      204          1,493
                                                   -----------    -----------
            Total liabilities                        1,211,096      1,368,011

 REDEEMABLE PREFERRED STOCK

       Series 2002-G, 240 shares issued
         and outstanding (liquidation
         preference of $6,000,000)                     800,000      1,456,000

 STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00
     par value; 1,000,000 shares authorized:
       Series A, 30,000 sharesissued and
         outstanding (liquidation
         preference of $30,000)                         30,000         30,000
       Series H, 2 shares issued and outstanding
         (liquidation preference of $50,000)                 2              2
       Series K, 20 shares issued and outstanding
         (liquidation preference of $500,000)               20             20
   Common stock, $.80 par value; 80,000,000
       shares authorized; 3,749,785 shares
       issued and outstanding                        2,999,828      2,999,828
   Additional paid in capital                       57,190,291     57,190,291
   Accumulated deficit                             (59,352,071)   (58,201,949)
                                                   -----------    -----------
            Total stockholders' equity                 868,070      2,018,192
                                                   -----------    -----------
            Total liabilities and
              stockholders' equity                $  2,879,166   $  4,842,203
                                                   ===========    ===========

       The accompanying notes are an integral part of these statements.

 UNIVIEW TECHNOLOGIES CORPORATION  and Subsidiaries
 Consolidated Statements of Operations (Unaudited)
 Three Months Ended September 30,

                                                       2002           2001
                                                   -----------    -----------
 Revenues
   Product sales                                  $     41,672   $  1,268,039
   Services                                            395,831        321,470
   Royalties                                                 -         50,153
                                                   -----------    -----------
            Total revenues                             437,503      1,639,662

 Cost of products and services
   Cost of product sales                                50,058        484,980
   Cost of services                                    143,460        151,600
                                                   -----------    -----------
            Total cost of products and services        193,518        636,580
                                                   -----------    -----------

            Gross margin                               243,985      1,003,082

 Operating expenses
   Selling expenses                                     10,012         17,958
   General and administrative expenses                 787,285      1,432,091
   Depreciation and amortization                       261,637        421,686
   Impairment of goodwill                            1,005,509              -
                                                   -----------    -----------
            Total operating expenses                 2,064,443      1,871,735

            Operating loss                          (1,820,458)      (868,653)

 Other (income) expense
   Gain on sale of trademark                                 -     (1,103,046)
   Interest and other income                           (22,172)       (16,591)
   Interest expense                                      7,836         90,128
                                                   -----------    -----------
             Total other (income) expense              (14,336)    (1,029,509)
                                                   -----------    -----------
             Earnings (loss) before
               extraordinary item                   (1,806,122)       160,856

 Extraordinary item
   Early extinguishment of debt                              -       (406,243)
                                                   -----------    -----------
             NET LOSS                               (1,806,122)      (245,387)

 Decrease in redemption value of
   redeemable preferred stock                         (656,000)      (741,375)
 Dividend requirements on preferred stock                1,250        226,075
                                                   -----------    -----------
 Net earnings (loss) attributable to
  common stockholders                             $ (1,151,372)  $    269,913
                                                   ===========    ===========
 Earnings (loss) per common share - basic
   and diluted
    Earnings (loss) before extraordinary item     $      (0.31)  $       0.20
    Extraordinary item                                       -          (0.12)
                                                   -----------    -----------
    Net earnings (loss)                           $      (0.31)  $       0.08
                                                   ===========    ===========
 Weighted average common shares
   outstanding - basic and diluted                   3,749,785      3,398,977


       The accompanying notes are an integral part of these statements.

 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Three Months Ended September 30,
                                                        2002            2001
                                                    -----------     -----------
 Cash flows from operating activities
  Net loss                                         $ (1,806,122)   $   (245,387)
  Adjustments to reconcile net loss to cash
    used in operating activities:
       Depreciation and amortization                    261,637         421,686
       Impairment of goodwill                         1,005,509               -
       Gain on sale of trademark                              -      (1,103,046)
       Discount on debt                                   9,198          46,045
       Early extinguishment of debt                           -         406,243
       Changes in operating assets and liabilities
             Trade accounts receivable                  119,661        (568,271)
             Inventories                                 (1,957)         71,796
             Prepaid expense                             90,149          66,918
             Other current assets                         3,506         173,967
             Other assets                               (20,495)              -
             Accounts payable and accrued
               liabilities                             (137,179)       (420,903)
             Deferred revenue                           (19,203)        418,558
                                                    -----------     -----------
               Cash and cash equivalents used
                 in operating activities               (495,296)       (732,394)

 Cash flows from investing activities
       Proceeds from sale of trademark                        -         185,000
       Purchase of property and equipment                     -         (11,292)
       Proceeds from sale of assets                       2,221               -
                                                    -----------     -----------
               Cash and cash equivalents
                 provided by investing activities         2,221         173,708

 Cash flows from financing activities
       Proceeds from long term debt                           -         500,000
       Principal payments on long-term debt                   -          (4,880)
       Principal payments on capital lease
         obligations                                     (9,732)        (25,958)
                                                    -----------     -----------
               Cash and cash equivalents provided
                 by (used in) financing activities       (9,732)        469,162

 Net decrease in cash and cash equivalents             (502,807)        (89,524)

 Cash and cash equivalents, beginning of period         724,051         580,601
                                                    -----------     -----------
 Cash and cash equivalents, end of period          $    221,244    $    491,077
                                                    ===========     ===========

 Supplemental information:
       Cash paid for interest                      $      7,836    $     69,741
       Non-cash investing and financing activities
          Debt relieved upon sale of trademark     $          -    $  2,000,000
          Notes receivable from sale of trademark  $          -    $  1,865,000


       The accompanying notes are an integral part of these statements.

              UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2002
                                 (Unaudited)

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

 REDEEMABLE PREFERRED STOCK

      The Company's Series 2002-G preferred stock is redeemable at the option of the holder, and is therefore classified outside of stockholders' equity in the accompanying balance sheets. The redemption value of these securities varies based on the market price of the Company's common stock. The Company has adopted an accounting method provided in EITF Topic D-98 for these types of securities, which recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. The result of this accounting method is an increase in loss attributable to common shareholders and a decrease in stockholders' equity as the Company's common stock price increases, with the opposite effect when the Company's common stock price decreases. Earnings per share from cash transactions are not affected by this accounting method.

 IMPAIRMENT OF GOODWILL

      In October 2002, management and the Board of Directors of the Company determined, based on i) lower than expected revenues, ii) its inability to secure contracts it had expected to secure during the quarter ended September 30, 2002, and iii) its limited resources, the Company would not continue to support the operations of its subsidiary, Network America ("NWA"), but rather would apply its resources in other areas. The Company intends to either wind down the operations of NWA or seek a buyer for the subsidiary. As a result of this decision, and based on the fair value of the subsidiary, the Company has determined that the $1,005,509 of unamortized goodwill on the Company's books related to NWA is impaired under Statement of Financial Accounting Standards No. 142 ("SFAS 142"). Accordingly, the Company has recorded an impairment expense for that amount to write off the goodwill as of September 30, 2002. Approximately $694,000 of the impairment expense is reflected in the services segment, while the remaining $312,000 is reflected in the product sales segment in the Company's Business Segment Information for the three months ended September 30, 2002.

 NOTES PAYABLE

      On May 10, 2002 the Company entered into a note payable with Gemini Growth Fund, L.P. for $200,000, at an annual interest rate of 14%, maturing on May 31, 2003. The loan is collateralized by a security interest in the Curtis Mathes trademark and other assets of the Company. The note is convertible at the option of the holder at a fixed conversion price of $1.50 per share. Interest is payable monthly in cash.

      Other outstanding notes payable at the end of the period were $24,800, which represents the principal balance remaining due on four vehicles utilized at the Network America subsidiary.

 EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. There are no dilutive securities in the three-month periods ended September 30, 2002 and 2001. The effect of preferred stock dividends on the amount of earnings (losses) allocable to common stockholders was negligible for the three months ended September 30, 2002 and the effect was $.07 per share for the three months ended September 30, 2001.

      Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 577,844 and 440,344 for the three months ended September 30, 2002 and 2001, respectively. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 2,151,925 and 589,552 for the three months ended September 30, 2002 and 2001, respectively.

 BUSINESS SEGMENT INFORMATION

      During 2002 and 2001, the Company was primarily engaged in the development of advanced digital media devices and related supporting technologies, cabling and computer systems integration, and computer telephony integration (CTI) software. The following tables set forth certain information with respect to the three months ended September 30:

                                         2002             2001
                                      -----------      -----------
 Net revenues:
      Product sales                  $     41,672     $  1,268,039
      Services                            395,831          321,470
      Royalties                                 -           50,153
                                      -----------      -----------
                                     $    437,503     $  1,639,662
                                      ===========      ===========
 Operating loss:
      Product sales                  $   (801,822)    $    (37,542)
      Services                           (496,224)          19,275
      Corporate                          (522,413)        (850,386)
                                      -----------      -----------
 Total operating loss                  (1,820,459)        (868,653)

 Less interest expense                     (7,836)         (90,128)
 Interest and other income                 22,173           16,591
 Gain on sale of trademark                      -        1,103,046
                                      -----------      -----------
 Net income (loss) before
   extraordinary item                  (1,806,122)         160,856
                                      -----------      -----------

 Extraordinary item                             -         (406,243)
                                      -----------      -----------
 Net loss after extraordinary item   $ (1,806,122)    $   (245,387)
                                      ===========      ===========



 NEW ACCOUNTING STANDARDS

      In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects no material impact to its financial statements upon adoption of SFAS 146.



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

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended September 30, 2002. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2002.

                            Results of Operations

      Revenues. Total revenues for the fiscal quarter ended September 30, 2002 were $438,000, compared to $1,640,000 for the same quarter last year. The decrease is primarily a result of the general downturn in the economy and reduced product sales by Network America and uniView Softgen.

      uniView Softgen. Revenues for uniView Softgen for the fiscal quarter ended September 30, 2002 were approximately $188,000, compared to approximately $863,000 for 2001. Most of the revenue generated by this subsidiary during the current period is attributable to the sale in July 2002 of a source code license of part of our CIMphony product to Korea Computer, Inc. ("KCI") for approximately $131,000 in cash. We expect to generate future revenues from uniView Softgen primarily through additional sales of source code licenses to other customers, although future revenues are expected to remain below previous levels.

      Network America. Revenues for Network America for the fiscal quarter ended September 30, 2002 were approximately $247,000, compared to approximately $727,000 for 2001. These revenues were generated primarily from cabling services and future revenues are expected to remain below previous levels. In October 2002 we determined that, due to our limited resources, Network America's history of negative cash flow, recent lower than expected revenues, and its inability to secure expected contracts during the quarter ended September 30, 2002, we would not continue to provide financial support for its operations and that we would either wind down its operations or seek a buyer. As a result of our decision, we have determined that the goodwill of this subsidiary is impaired and have recorded an impairment expense of $1,005,509, representing unamortized goodwill for NWA. (See "Impairment of Goodwill" in the Notes to the Consolidated Financial Statements.)

      uniView Asia. We realized no revenue from uniView Asia for the fiscal quarter ended September 30, 2002, as we had to apply available revenue-generating resources in other areas. We expect future revenues to be delayed until additional resources become available to pursue the business opportunities of this subsidiary.

      Gross Margin. Gross margin for the fiscal quarter ended September 30, 2002 was approximately $244,000, compared to $1,003,000 for the same quarter last year. The overall decrease in gross margin is attributable to the overall decrease in revenues. However, gross margin, as a percentage of sales, in the first fiscal quarter this year was 56%, which is comparable to 61% for the same quarter last year, which is mainly attributable to higher margins received on sales of services.

      Operating Expenses. Total operating expenses for the fiscal quarter ended September 30, 2002 were $2,064,000, compared to $1,872,000 for the same period in 2001. Significant components of operating expenses for the three months ended September 30, 2002 and 2001 consisted of the following:

                                            2002             2001
                                        -----------      -----------
 Compensation                          $    367,400     $    902,600
 Facilities                                 123,600          127,100
 Depreciation                                53,700          123,900
 Online service expense                       3,000           56,000
 Impairment of goodwill                   1,005,509                -
 Amortization of software development
   costs and trademark,                     207,991          297,800
 Legal expense and professional fees        125,000           54,600
 Sales and marketing expenses                10,000           18,000
 Other                                      168,300          291,700
                                        -----------      -----------
 Total                                 $  2,064,500     $  1,871,700
                                        ===========      ===========

      "Other" expenses include public company cost, telephone, travel, office, insurance and other general and administrative expenses. The overall increase is primarily attributable to the recognition of impairment to the goodwill for Network America of approximately $1,006,000, partially offset by the decrease in compensation expense, which is attributable to a reduction in the number of employees.

                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used in operations for the fiscal quarters ended September 30, 2002 and 2001 were approximately $495,000, and $732,000 including a one-time gain of $1,103,046 on the sale of the Curtis Mathes trademark, respectively. Major components of cash flows from operations for the current quarter included $261,637 for depreciation and software amortization and $1,005,509 for impairment to the goodwill of Network America.

      Cash Flows From Investing Activities. During the fiscal quarter ended September 30, 2002, we engaged in no significant investing activities. During the same quarter last year we received proceeds of $185,000 from the sale of the Curtis Mathes trademark, which resulted in $174,000 of cash flows provided by investing activities during that period.

      Cash Flows from Financing Activities. We engaged in no significant financing activities during the fiscal quarter ended September 30, 2002. During the same quarter last year we generated net cash from financing activities of approximately $469,000, consisting of loan proceeds from Sagemark received during the period.

 Going Concern

      We have been unable to achieve a positive cash flow from operations in recent periods and all of our current operating segments have experienced diminishing sales revenues. We have steadily reduced general and administrative expenses and plan to continue doing so wherever possible. However, reducing expenses alone is not expected to result in profitability without sufficient revenues. We expect to receive additional cash payments on the promissory note issued to us in the sale of the Curtis Mathes trademark, which matures in March 2003 with a principal balance of $850,000, however, we have $200,000 in debt collateralized by this receivable. Currently, our potential sources of revenue consist of cabling contracts, licensing our digital media technology, selling digital media devices, providing CTI services and selling source code licenses of our CTI technology. However, considering the current state of the economy, especially for technology companies, we do not expect significant improvements in these areas in the near future. We are consequently reassessing the future direction of the Company and we are exploring other areas to supplement our current revenue streams.

      Due to the foregoing, the outlook for generating sufficient cash to support our operations for the next twelve months is guarded. If we are unable to achieve a positive cash flow from current operations or from other endeavors, additional financing or equity placements would be necessary to supplement our cash requirements. However, it has become increasingly difficult to locate sufficient financing resources and if we are unable to do so, we may have to close one or more of our divisions.


 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and we are not a party to any leveraged financial instruments. We are exposed to interest rate risk primarily through our borrowing activities, which are described in the "Long-Term Debt" Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year ended June 30, 2002, which are incorporated herein by reference.

 ITEM 4.   CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

          Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures are effective and timely, providing him with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

 Changes in Internal Controls

          There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.


                         PART II - OTHER INFORMATION


 ITEM 1.   LEGAL PROCEEDINGS

      On August 22, 2002 one of our subsidiaries initiated an arbitration proceeding against Metrophone Telecommunications, Inc. and AT&T Solutions, Inc. alleging breach of contract and alleging damages of at least $294,000.
  The proceeding is pending before the American Arbitration Association, Dallas division, under Case No. 71 181 00650 02, styled uniView Technologies Products Group, Inc. vs. Metrophone Telecommunications, Inc. and AT&T Solutions, Inc.

      We are routinely a party to ordinary litigation incidental to our business, as well as to other litigation of a nonmaterial nature, the outcome of which we do not expect, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

 ITEM 5.   OTHER INFORMATION

      Nasdaq delisting. On September 13, 2002 our securities were delisted from the NASDAQ SmallCap MarketSM and are now traded on the OTC Bulletin Board under the symbol "UVEW."

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:
           Reference is made to the Exhibit Index beginning on page 14 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

      (b)  Reports on Form 8-K:
           During the three months ended September 30, 2002 the Company filed one Current Report on Form 8-K dated September 5, 2002 reporting the delisting from NASDAQ.


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               uniView Technologies Corporation
                                    (Registrant)

                               By: /s/ PATRICK A. CUSTER
                               -------------------------
                                    Patrick A. Custer
                                    Chief Executive Officer
                                    and Principal Financial Officer

 Date:     November 14, 2002

                                CERTIFICATIONS

      I, Patrick A. Custer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of uniView Technologies Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

      5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:     November 14, 2002

                               By: /s/ PATRICK A. CUSTER
                               -------------------------
                                    Patrick A. Custer
                                    Chief Executive Officer
                                    and Principal Financial Officer

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

 4.5    Series 2002-G Preferred Stock terms and conditions (filed as
        Exhibit "4.1" to the Company's Current Report on Form 8-K dated
        as of March 5, 2002 and incorporated herein by reference.)        N/A

 4.6 Form of warrant issued in connection with private placement to Bonanza Partners, Ltd. (filed as Exhibit "4.11" to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
        December 31, 1999 and incorporated herein by reference.)          N/A

 4.7 Form of warrant issued in connection with acquisition of certain assets of Softgen International, Inc. (filed as Exhibit "4.12" to the Company's Quarterly Report on Form 10-Q for the fiscal quarter
        ended December 31, 1999 and incorporated herein by reference.)    N/A

 4.8 Form of warrant issued in connection with private placement to LBI Group, Inc. (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission on May 19, 2000
        and incorporated herein by reference.)                            N/A

 4.9 Form of warrant issued in connection with private placement to Founders Partners VI, LLC (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission on
        October 10, 2000 and incorporated herein by reference.)           N/A

 4.10   Form of warrant issued to Sagemark Capital, L.P. in connection with a loan to the Company (filed as Exhibit "4.11" to the
        Company's Quarterly Report on Form 10-Q for the fiscal quarter
        ended December 31, 2000 and incorporated herein by reference.)    N/A

 4.11 Form of warrant issued to Highland Holdings for a finder's fee in connection with the Sagemark loan to the Company (filed as Exhibit "4.12" to the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2001 and incorporated herein
        by reference.)                                                    N/A

 4.12   Form of warrant issued to Massive Capital, LLC for a finder's fee in connection with the sale of the Curtis Mathes trademark (filed as Exhibit "4.13" to the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2001 and incorporated
        herein by reference.)                                             N/A

 4.13   Securities Purchase Agreement dated March 5, 2002 between
        registrant and Brown Simpson Partners I, Ltd. relating to the redemption of registrant's Series 1999-D1 Convertible Preferred
        Stock with Series 2002-G Convertible Preferred Stock (filed as Exhibit "99.2" to the Company's Current Report on Form 8-K dated
        as of March 5, 2002 and incorporated herein by reference.)        N/A

 4.14   Registration Rights Agreement dated March 5, 2002 between
        registrant and Brown Simpson Partners I, Ltd. relating to the registration of the shares of common stock underlying registrant's Series 2002-G Convertible Preferred Stock (filed as Exhibit "99.3"
        to the Company's Current Report on Form 8-K dated as of March 5,
        2002 and incorporated herein by reference.)                       N/A

 4.15   Settlement and Mutual Release Agreement dated March 5, 2002 between registrant and Brown Simpson Partners I, Ltd. relating to the redemption of registrant's Series 1999-D1 Convertible Preferred Stock with Series 2002-G Convertible Preferred Stock
        (filed as Exhibit "99.4" to the Company's Current Report on
        Form 8-K dated as of March 5, 2002 and incorporated herein by
        reference.)                                                       N/A

 4.16 Form of warrant issued to Setfield Limited for services rendered (filed as Exhibit "4.18" to the Company's annual report on Form
        10-K for the fiscal year ended June 30, 2002 and incorporated
        herein by reference.)                                             N/A

 4.17   Form of warrant issued to Gemini Growth Fund, L.P. in connection with a loan to the Company (filed as Exhibit "4.19" to the
        Company's annual report on Form 10-K for the fiscal year ended
        June 30, 2002 and incorporated herein by reference.)              N/A

 4.18   Series 2002-K Preferred Stock terms and conditions (filed as
        Exhibit "4.20" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by
        reference.)                                                       N/A

 99.1*	Certification of Chief Executive Officer and Principal Financial
        Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant
        to Section 906 of the Sarbanes-Oxley Act of 2002.                  18

 -----------------
 * Filed herewith.