Form 10-Q
period 2002-12-31
UNIVIEW TECHNOLOGIES CORP
filed 2003-02-12
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

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

      At January 31, 2003, there were 4,486,120 shares of Registrant's common stock outstanding.

                                GENERAL INDEX
                                                                     Page
                                                                    Number
 ---------------------------------------------------------------------------

                                   PART I.
                            FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.....................      3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................      9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK..................................................     11

 ITEM 4.   CONTROLS AND PROCEDURES...............................     12

                                   PART II.
                              OTHER INFORMATION

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.............     12

 ITEM 5.   OTHER INFORMATION.....................................     13

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................     14

 SIGNATURES......................................................     14

 CERTIFICATIONS..................................................     14

 EXHIBIT INDEX...................................................     16

                      PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets



                                                   December 31      June 30
                                                       2002           2002
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $    216,772   $    724,051
   Trade accounts receivable, net                            -        356,178
   Notes receivable                                          -        850,000
   Inventories                                               -         49,929
   Prepaid expenses                                     49,478        285,271
   Other current assets                                      -          3,506
                                                   -----------    -----------
            Total current assets                       266,250      2,268,935

 CERTIFICATE OF DEPOSIT                                      -         25,000

 PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                                  -        150,033

 OTHER ASSETS
   Purchased software, net of
     accumulated amortization                                -        711,702
   Product and software development
     costs, net of accumulated amortization                  -        422,190
   Intellectual Property License                       121,407        129,500
   Goodwill, net of accumulated amortization                 -      1,005,509
   Other                                                45,655        129,334
                                                   -----------    -----------
            Total other assets                         167,062      2,398,235
                                                   -----------    -----------
            Total assets                          $    433,312   $  4,842,203
                                                   ===========    ===========

 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                   December 31      June 30
                                                       2002           2002
                                                   -----------    -----------
                                                   (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Current maturities of long-term debt           $          -   $    169,992
   Current maturities of obligations
     under capital leases                               16,987         30,002
   Trade accounts payable                              110,555        707,207
   Accrued expenses                                     83,842        395,003
   Deferred revenue                                          -         50,869
                                                   -----------    -----------
             Total current liabilities                 211,384      1,353,073

 LONG TERM DEBT, less current maturities                     -         13,445

 OBLIGATIONS UNDER CAPITAL LEASES, less
   current maturities                                      204          1,493
                                                   -----------    -----------
             Total liabilities                         211,588      1,368,011

 REDEEMABLE PREFERRED STOCK
   Series 2002-G, 216 and 240 shares issued
     and outstanding, and liquidation
     preferences of $5.4 million and $6
     million, at December 31 and June 30,
     2002, respectively                                126,000      1,456,000

 STOCKHOLDERS' EQUITY
   Preferred stock, cumulative, $1.00 par
     value; 1,000,000 shares authorized:
       Series A, 30,000 shares issued and
         outstanding (liquidation preference
         of $30,000)                                    30,000         30,000
       Series H, 2 shares issued and outstanding
         (liquidation preference of $50,000)                 2              2
       Series 2002-K, 20 shares issued and
         outstanding (liquidation preference
         of $500,000)                                       20             20
   Common stock, $.80 par value; 80,000,000 shares
       authorized; 4,149,786 and 3,749,785 shares
       issued and outstanding at December 31,
       2002, and June 30, 2002, respectively         3,319,829      2,999,828
   Additional paid in capital                       56,870,290     57,190,291
   Accumulated deficit                             (60,124,417)   (58,201,949)
                                                   -----------    -----------
             Total stockholders' equity                 95,724      2,018,192
                                                   -----------    -----------
             Total liabilities and
               stockholders' equity               $    433,312   $  4,842,203
                                                   ===========    ===========

       The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Operations (Unaudited)

                                       Three months ended             Six months ended
                                    December 31   December 31    December 31    December 31
                                       2002          2001           2002           2001
                                    ----------    ----------     ----------     ----------
 Revenues
   Product sales                   $     1,058   $   314,396    $     2,808    $ 1,582,435
   Services                             52,640       513,461        241,026        834,931
   Royalties                                 -             -              -         50,153
                                    ----------    ----------     ----------     ----------
     Total revenues                     53,698       827,857        243,834      2,467,519

 Cost of products and services
   Cost of product sales                   591       112,476          1,048        597,456
   Cost of services                          -       241,658              -        393,258
                                    ----------    ----------     ----------     ----------
     Total cost of products
       and services                        591       354,134          1,048        990,714
                                    ----------    ----------     ----------     ----------
     Gross margin                       53,107       473,723        242,786      1,476,805

 Operating expenses
   Sales expense                           131        13,462          5,315         31,420
   G & A expense                       635,564     1,368,435      1,321,411      2,804,925
   Depreciation and amortization       984,039       464,495      1,233,135        881,781
                                    ----------    ----------     ----------     ----------
     Total operating expenses        1,619,734     1,846,392      2,559,861      3,718,126
                                    ----------    ----------     ----------     ----------
     Operating loss                 (1,566,627)   (1,372,669)    (2,317,075)    (2,241,321)

 Other (income) expense
   Gain on sale of trademark                 -             -              -     (1,103,046)
   Interest and other income           (24,779)      (27,914)       (46,825)       (44,505)
   Interest expense                      5,331         3,786         12,389         93,915
                                    ----------    ----------     ----------     ----------
     Total other (income) expense      (19,448)      (24,128)       (34,436)    (1,053,636)
                                    ----------    ----------     ----------     ----------
     Loss before extraordinary item (1,547,180)   (1,348,541)    (2,282,639)    (1,187,685)

 Extraordinary Item - early
   extinguishment of debt                    -             -              -       (406,243)
                                    ----------    ----------     ----------     ----------
     Net loss                       (1,547,180)   (1,348,541)    (2,282,639)    (1,593,928)

 Decrease (increase) in redemption
   value of redeemable preferred
   stock                               674,000       145,125      1,330,000        886,500
 Dividend requirements
   on preferred stock                     (625)     (226,075)        (1,250)      (452,150)
                                    ----------    ----------     ----------     ----------
 Net loss attributable to
   common stockholders after
   extraordinary item              $  (873,805)  $(1,429,491)   $  (953,889)   $(1,159,578)
                                    ==========    ==========     ==========     ==========

 Loss per common share
   - basic and diluted
   Loss before extraordinary item  $     (0.23)  $     (0.42)   $     (0.25)   $     (0.22)
   Extraordinary item                        -             -              -          (0.12)
                                    ----------    ----------     ----------     ----------
    Net Loss                       $     (0.23)  $     (0.42)   $     (0.25)   $     (0.34)
                                    ==========    ==========     ==========     ==========

 Weighted average common shares
   outstanding - basic and diluted   3,841,814     3,398,977      3,802,684      3,398,977


       The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Six Months Ended December 31,


                                                       2002            2001
                                                   -----------     -----------
 Cash flows from operating activities
   Net loss                                       $ (2,282,639)   $ (1,593,928)
   Adjustments to reconcile net loss to
     cash used in operating activities:
     Depreciation and amortization                   1,233,135         881,781
     Write-off of fixed assets                       1,148,072         143,549
     Bad debt                                          300,000               -
     Other                                                   -           5,475
     Gain on sale of Curtis Mathes trademark                 -      (1,103,046)
     Discount on debt                                        -          46,045
     Amortization of debt discount                      16,563               -
     Early extinguishment of debt                            -         406,243
     Changes in operating assets and
       liabilities, net of effects of
       acquisitions and dispositions:
         Trade accounts receivable                     356,178          66,159
         Inventories                                    49,929          28,872
         Prepaid expense                               235,793          82,664
         Other current assets                            3,506         164,219
         Accounts payable and accrued
           liabilities                                (907,814)        125,780
         Deferred revenue                              (50,869)       (129,287)
                                                   -----------     -----------
           Cash and cash equivalents provided
             by (used in) operating activities         101,854        (875,474)


  Cash flows from investing activities
     Proceeds from certificate of deposit               25,000               -
     Collections on note receivable                    550,000               -
     Proceeds from sale of trademark                         -         865,000
     Purchase of property and equipment                      -         (11,606)
                                                   -----------     -----------
           Cash and cash equivalents provided
             by investing activities                   575,000         853,394

  Cash flows from financing activities
     Proceeds from long term debt                      100,000         500,000
     Principal payments on long-term debt             (300,000)         (9,795)
     Non-cash debt items                              (969,829)              -
     Principal payments on capital lease
       obligations                                     (14,304)        (40,681)
     Dividends paid                                          -          (1,059)
                                                   -----------     -----------
           Cash and cash equivalents provided
             by (used in) financing activities      (1,184,133)        448,465


  Net increase (decrease) in cash and cash
    equivalents                                       (507,279)        426,385
  Cash and cash equivalents, beginning of period       724,051         580,601
                                                   -----------     -----------
  Cash and cash equivalents, end of period        $    216,772    $  1,006,986
                                                   ===========     ===========

  Supplemental information
    Cash paid for interest                        $     12,389    $     73,492
    Non-cash investing and financing activities:
      Debt relieved upon sale of trademark        $          -    $  2,000,000
      Notes receivable from sale of trademark     $          -    $  1,185,000
      Warrants issued in connection with debt     $          -    $    275,938
      Warrants issued in connection with sale
        of trademark                              $          -    $     68,500


       The accompanying notes are an integral part of these statements.

              UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2002
                                 (Unaudited)

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

 NOTES PAYABLE / NOTES RECEIVABLE

      On May 10, 2002 the Company entered into a note payable with Gemini Growth Fund, L.P. for $200,000, at an annual interest rate of 14%, maturing on May 31, 2003. On November 12, 2002, the loan agreement was modified to change the loan amount from $200,000 to $300,000 and the Company entered into an additional note payable with Trident Growth Fund, L.P., formerly known as Gemini Growth Fund, L.P., for $100,000 at an annual interest rate of 14%, maturing on November 30, 2003. In connection with the $100,000 loan, the Company issued warrants to purchase 75,000 shares of its Common Stock, exercisable for three years at a fixed exercise price of $1.50 per share. The loans are collateralized by a security interest in the Curtis Mathes trademark and other assets of the Company. Interest is payable monthly in cash. In December 2002, the Company received a notice of default and acceleration notice from Trident Growth Fund, accelerating the entire principal balance due on the notes. To satisfy this obligation, the Company negotiated a discount on the $850,000 note receivable it acquired in the sale of the Curtis Mathes trademark in exchange for a lump sum payment of $550,000 from the debtor, charging $300,000 to bad debt. Approximately $300,000 of the proceeds received by the Company were applied to pay the entire remaining principal balance, as well as accumulated interest and other fees, due on the note payable to Trident Growth Fund.

 SALE OF SUBSIDIARIES

      In December 2002, the Company sold nine of its subsidiaries: Video Management, Inc., including its wholly owned subsidiary Network America, Inc., Corporate Network Solutions, L.C., Warranty Repair Corporation, FFL Corporation, including its wholly owned subsidiary Systematic Electronics Corp., uniView Technologies Advanced Systems Group, Inc., uniView Network America Corp., and uniView Xpressway Corporation. In the transaction, all of the issued and outstanding common stock of each of subsidiary was transferred to W. I. Technology Holding Company Inc. The Company reports a net loss of $969,829 from the transaction, consisting primarily of writing off inter-company accounts relating to the subsidiaries. Amounts attributable to the subsidiaries that were sold have been excluded from the consolidation for the three and six month periods ended December 31, 2002.

 EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. There are no dilutive securities in the three and six-month periods ended December 31, 2002 or 2001. The effect of preferred stock dividends and changes in value of redeemable preferred stock on net income allocable to common stockholders was $.18 per share for the three months ended December 31, 2002, ($.02) per share for the three months ended December 31, 2001, $.35 per share for the six months ended December 31, 2002 and $.13 per share for the six months ended December 31, 2001.

      The weighted average of outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 516,839 and 440,344 for the three months and 537,966 and 436,268 for the six months ended December 31, 2002 and 2001, respectively. The weighted average of outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 2,017,229 and 954,530 for the three months and 2,095,634 and 771,094 for the six months ended December 31, 2002 and 2001, respectively.

 BUSINESS SEGMENT INFORMATION

      During 2002 and 2001, the Company was primarily engaged in the development of advanced digital entertainment devices, computer telephony integration software, and cabling services. The following tables set forth certain information with respect to the three and six months ended December 31:

                                Three months ended          Six months ended
                             December 31  December 31   December 31  December 31
                                2002         2001          2002         2001
                             ----------   ----------    ----------   ----------
 Net Revenues:
      Product sales         $     1,058  $   314,396   $     2,808  $ 1,582,435
      Services                   52,640      513,461       241,026      834,931
      Royalties                       -            -             -       50,153
                             ----------   ----------    ----------   ----------
                            $    53,698  $   827,857   $   243,834  $ 2,467,519
                             ==========   ==========    ==========   ==========
 Operating loss:
      Product sales         $  (527,075) $  (415,004)  $  (680,388) $  (452,545)
      Services                 (394,224)     (87,274)     (468,946)     (67,999)
      Corporate                (645,328)    (870,391)   (1,167,741)  (1,720,777)
                             ----------   ----------    ----------   ----------
 Total operating loss        (1,566,627)  (1,372,669)   (2,317,075)  (2,241,321)

 Less interest expense           (5,331)      (3,786)      (12,389)     (93,915)
 Gain on sale of trademark            -            -             -    1,103,046
 Interest and other income       24,779       27,914        46,825       44,505
                             ----------   ----------    ----------   ----------
 Net loss before
 extraordinary item          (1,547,180)  (1,348,541)   (2,282,639)  (1,187,685)
                             ----------   ----------    ----------   ----------
 Extraordinary item - early
 extinguishment of debt               -            -             -     (406,243)
                             ----------   ----------    ----------   ----------
 Net loss after
 extraordinary item         $(1,547,180) $(1,348,541)  $(2,282,639) $(1,593,928)
                             ==========   ==========    ==========   ==========


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


 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

                          Forward Looking Statements

      This report may contain "Forward Looking Statements," which are our expectations, plans, and projections which may or may not materialize, and which are subject to various risks and uncertainties, such as general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; and other risks described from time to time in the our SEC filings. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or changes in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

                                   Overview

      Until the Company ceased operations in December 2002 (see discussion under Item 5, "Other Information" below) we offered enhanced digital media solutions to customers worldwide. We also offered contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration (CTI) software products and services.

      As with most technologies, a lack of continuous development and improvement quickly leads to obsolescence. Due to the uncertainty of any likelihood of continuing operations and the resulting suspension of ongoing development of our technologies, we have written down all of the intellectual property values and goodwill associated with our technologies in our financial statements.

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended December 31, 2002. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2002. All amounts reported are net of the effects of the disposition of the subsidiaries discussed in Item 5 below.

                            Results of Operations

      Revenues. Total revenues for the second fiscal quarter ended December 31, 2002 were approximately $54,000, compared to $828,000 for the same quarter last year. For the six months ended December 31, 2002, total revenues decreased to $244,000, compared to $2.5 million for the same period last year. The decreases primarily are due to the disposition of Network America during the period, resulting in the exclusion of all of its revenues for the three and six-month periods ended December 31, 2002.

 uniView Softgen. Revenues for uniView Softgen for the second fiscal quarter ended December 31, 2002 were approximately $53,000, compared to $342,000 for the same quarter last year. For the six months ended December 31, 2002, revenues decreased to $241,000, compared to $1.2 million for the same period last year.

 Network America. Revenues for Network America for the three and six-month periods ended December 31, 2002 have been excluded, due to the disposition of this subsidiary during the period. Revenues for Network America for the three months ended December 31, 2001 were $430,000. For the six months ended December 31, 2001, revenues for Network America were $1.2 million.

 Curtis Mathes. Due to the sale of the Curtis Mathes trademark in September 2001, the Company recognized no royalty revenue for the three and six month periods ended December 31, 2002, compared to $50,000 in royalty revenue and no royalty revenue, for the same periods in 2001, respectively.

      Gross Margin. Gross margin for the second fiscal quarter ended December 31, 2002 was approximately $53,000, compared to $474,000 for the same quarter last year. Gross margin for the six months ended December 31, 2002 was $243,000, compared to $1.5 million for the same period last year.

      Operating Expenses. Total operating expenses for the three months ended December 31, 2002 decreased to $1.6 million, compared to $1.8 million for the same quarter last year. Total operating expenses for the six months ended December 31, 2002 decreased to $2.56 million, compared to $3.7 million
 for the same period last year.   Significant components of operating
 expenses for the three and six months ended December 31, 2002 and 2001 consisted of the following:

                                Three months ended          Six months ended
                             December 31  December 31   December 31  December 31
                                2002         2001          2002         2001
                             ----------   ----------    ----------   ----------
 Compensation               $   139,000  $   811,000   $   441,000  $ 1,714,000
 Facilities                      17,000      141,000        86,000      268,000
 Depreciation                    43,000      117,000        84,000      236,000
 Online service expense           1,000        3,000         2,000       59,000
 Amortization of product
  and software development
  costs, purchased software,
  trademark, and goodwill       941,000      348,000     1,149,000      645,000
 Legal expense and
  professional fees              18,000       96,000       143,000      151,000
 Sales and marketing
  expenses                            -       14,000         5,000       31,000
 Other                          461,000      316,000       650,000      614,000
                             ----------   ----------    ----------   ----------
 Total                      $ 1,620,000  $ 1,846,000   $ 2,560,000  $ 3,718,000
                             ==========   ==========    ==========   ==========

      Other expenses include public company cost, telephone, travel, office, insurance, and other general and administrative expenses. The decrease in operating expenses of approximately $1.16 million for the six month period ended December 31, 2002, compared to the same period in 2001, is primarily attributable to reduced compensation and other expenses due to a reduction in the number of employees and overall cost controls.

      Loss on Sale of Subsidiaries. As of December 20, 2002, we completed the spin off of nine of our subsidiaries. In connection with the transaction, we report a net loss of $969,829 from the transaction, consisting primarily of writing off inter-company accounts relating to the subsidiaries. (For further discussion, see Item 5, "Other Information," below.)

                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash provided by (used in) operations for the six months ended December 31, 2002 and 2001 was approximately $102,000 and ($875,000), respectively. The major components of cash flows from operations for the current period were comprised of a $2.3 million loss from operations, which included depreciation of $84,000 and amortization of $1.15 million, primarily capitalized software amortization.

      Cash Flows From Investing Activities. During the six months ended December 31, 2002, we received net cash from investing activities of $575,000, consisting of proceeds from cashing in a certificate of deposit and collections on the note received in the sale of the Curtis Mathes trademark. During the same period last year, we received net cash from investing activities of approximately $853,000; we received $865,000 in proceeds from the sale of the Curtis Mathes trademark and purchased approximately $12,000 of property and equipment.

      Cash Flows from Financing Activities. During the six months ended December 31, 2002 we used cash of approximately $1,184,000 in financing activities, compared to receiving cash of $450,000 during the same period last year. The primary components of the items for the six months ended December 31, 2002 were $100,000 from proceeds of long-term debt, a $300,000 principal payment on long-term debt, and approximately $970,000 in non-cash debt items, consisting of the net difference between the inter-company accounts and the deficits attributable to the subsidiaries sold during the second fiscal quarter ended December 31, 2002.


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


                         PART II - OTHER INFORMATION


 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      Issuances of equity securities during the reporting period that were not registered under the Securities Act of 1933 consisted of the following:

      On November 12, 2002 we issued to accredited investors for cash a $100,000 convertible debenture and, in connection therewith, warrants to purchase 75,000 shares of our Common Stock. The debenture is convertible at any time into 66,667 shares of our Common Stock at a fixed conversion price of $1.50 per share and has a maturity date of November 30, 2003. The warrants are exercisable at any time through November 30, 2005 at a fixed exercise price of $1.50 per share; however, the warrants are subject to a contingency that upon satisfaction of the anti-dilution provisions of our outstanding Series 2002-G Convertible Preferred Stock, the exercise price will be adjusted to par value of the common stock. (We paid this debenture in full and it was retired in December 2002.)

      On March 5, 2002 we issued to accredited investors Series 2002-G Convertible Preferred Stock, having a face amount of $6 million, in consideration of the redemption of Series 1999-D1 Convertible Preferred Stock, having a face amount of $18 million, and the forgiveness of $2.7 million of dividends that would have matured in June 2002. Series 2002-G Preferred Stock is convertible at any time into 4 million shares of our Common Stock at a fixed conversion price of $1.50 per share and is redeemable at the option of the holder on June 30, 2004. On September 12, 2002 the holder converted $100,000 face amount of Series 2002-G Preferred Stock into 66,667 shares of Common Stock; on December 19, 2002 the holder converted $250,000 face amount of Series 2002-G Preferred Stock into 166,667 shares of Common Stock; and on December 31, 2002 the holder converted another $250,000 face amount of Series 2002-G Preferred Stock into 166,667 shares of Common Stock.

      All of the foregoing issuances were made pursuant to the exemption from registration provided by Rule 506 of Regulation D, Rule 144(k) or Section 4(2) of the Securities Act of 1933, in that (a) the investors or their purchaser representatives are reasonably believed to have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment, (b) the investors or their purchaser representatives were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, (c) the investors or their purchaser representatives were advised of the limitations on resale of the common stock underlying the warrants, (d) the investors represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, (e) appropriate legends were affixed to the instruments issued in the transaction, and (f) the investors satisfied the holding period and were not affiliates within the previous three months, as required by Rule 144(k).


 ITEM 5.   OTHER INFORMATION

      In December 2002, due to our financial position, as well as the general business outlook for the upcoming year, the Company ceased all operations. At that time, the Company received resignations from its outside directors and general counsel and laid off all employees and officers. Some former employees continued to act in a consulting role to facilitate an orderly process of winding down remaining operations, as well as the CEO who remained as the sole director. We have implemented a plan and we continue to evaluate other possibilities to maximize the value of the remaining assets for the benefit of creditors and shareholders.

      As of December 20, 2002, we completed the spin off of nine of our subsidiaries, including the following: Video Management, Inc., including its wholly owned subsidiary Network America, Inc., Corporate Network Solutions, L.C., Warranty Repair Corporation, FFL Corporation, including its wholly owned subsidiary Systematic Electronics Corp., uniView Technologies Advanced Systems Group, Inc., uniView Network America Corp., and uniView Xpressway Corporation.

      In the transaction, all of the issued and outstanding common stock of each subsidiary was transferred to W. I. Technology Holding Company Inc. We report a net loss of $969,829 from the transaction, consisting primarily of writing off inter-company accounts relating to the subsidiaries. The terms of the agreement were established through arms length negotiations between the parties, considering the financial statements of the subsidiaries.
 There exists no material relationship between W. I. Technology Holding Company Inc. and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer.


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

                               By:  /s/ PATRICK A. CUSTER
                                    -------------------------------
                                    Patrick A. Custer
                                    Chief Executive Officer
                                    and Principal Financial Officer

 Date:     February 12, 2003

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

 Date:     February 12, 2003

                               By:  /s/ PATRICK A. CUSTER
                                    -------------------------------
                                    Patrick A. Custer
                                    Chief Executive Officer
                                    and Principal Financial Officer

                       UNIVIEW TECHNOLOGIES CORPORATION
                               and Subsidiaries

                                EXHIBIT INDEX

 Exhibit                                                         Sequential
 Number               Description of Exhibits                    Page Number
 ----------------------------------------------------------------------------

 2*     Stock Purchase Agreement dated as of December 20, 2002 between
        the Company and W. I. Technology Holding Company Inc.              19

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

 99.1* Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant
        to Section 906 of the Sarbanes-Oxley Act of 2002.                  25
 _______________
 * Filed herewith.