Form 10-Q/A
period 2002-12-31
UNIVIEW TECHNOLOGIES CORP
filed 2003-03-21
CIK 755229

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

                         PART II - OTHER INFORMATION


 ITEM 5.   OTHER INFORMATION

                          Forward Looking Statements

      This report may contain "Forward Looking Statements," which are our expectations, plans, and projections which may or may not materialize, and which are subject to various risks and uncertainties, such as general economic conditions and other risks described from time to time in the our SEC filings. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or changes in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

                                  Amendment

      In our previous Quarterly Report on Form 10-Q for the period ended December 31, 2002 (the "December 10-Q Report"), we reported that we had discontinued all operations and had implemented a plan to maximize the value of the Company for the benefit of creditors and shareholders. We have taken actions and continue to evaluate all possibilities to retain as much value as possible for our shareholders. However, the final status of the Company still remains uncertain. In the interim, we intend to continue filing periodic reports with the Securities and Exchange Commission as long as possible. This amendment is being filed to report that, in our desire to make a timely filing of the December 10-Q Report, we inadvertently failed to obtain a review of the filing by our auditors and that we expect to obtain the review and file an amended report in the near future, if such amended filing is deemed necessary.


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

 Date: March 21, 2003