Form 10-Q
period 2003-03-31
UNIVIEW TECHNOLOGIES CORP
filed 2003-05-20
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

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

      At April 30, 2003, there were 4,486,120 shares of Registrant's common stock outstanding.

                               GENERAL INDEX
                                                                     Page
                                                                    Number
 ---------------------------------------------------------------------------
                                   PART I.
                            FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.....................      3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................     10

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK..................................................     12

 ITEM 4.   CONTROLS AND PROCEDURES...............................     12

                             PART II.
                         OTHER INFORMATION

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.............     13

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................     14

 SIGNATURES......................................................     14

 CERTIFICATIONS..................................................     14

 EXHIBIT INDEX...................................................     16

                      PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                     March 31       June 30
                                                       2003           2002
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $     25,134   $    724,051
   Trade accounts receivable, net                            -        356,178
   Notes receivable                                          -        850,000
   Inventories                                               -         49,929
   Prepaid expenses                                     12,000        285,271
   Other current assets                                      -          3,506
                                                   -----------    -----------
     Total current assets                               37,134      2,268,935

 CERTIFICATE OF DEPOSIT                                      -         25,000

 PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                                  -        150,033

 OTHER ASSETS
   Purchased software, net of
     accumulated amortization                                -        711,702
   Product and software development costs,
     net of accumulated amortization                         -        422,190
   Intellectual Property License                             -        129,500
   Goodwill, net of accumulated amortization                 -      1,005,509
   Other                                                42,179        129,334
                                                   -----------    -----------
     Total other assets                                 42,179      2,398,235
                                                   -----------    -----------
     Total assets                                 $     79,313   $  4,842,203
                                                   ===========    ===========

 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                     March 31       June 30
                                                       2003           2002
                                                   -----------    -----------
                                                   (Unaudited)

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
   Current maturities of long-term debt           $          -   $    169,992
   Current maturities of obligations
     under capital leases                                    -         30,002
   Trade accounts payable                               16,847        707,207
   Accrued expenses                                     25,800        395,003
   Deferred revenue                                          -         50,869
                                                   -----------    -----------
     Total current liabilities                          42,647      1,353,073

 LONG TERM DEBT, less current maturities                     -         13,445

 OBLIGATIONS UNDER CAPITAL LEASES, less
   current maturities                                        -          1,493
                                                   -----------    -----------
     Total liabilities                                  42,647      1,368,011

 REDEEMABLE PREFERRED STOCK
     Series 2002-G, 196 and 240 shares issued
       and outstanding, and liquidation
       preferences of $4.9 million and $6
       million at March 31, 2003 and June
       30, 2002, respectively                           78,400      1,456,000

 STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, cumulative, $1.00 par
     value; 1,000,000 shares authorized:
     Series A, 30,000 shares issued and outstanding
       (liquidation preference of $30,000)              30,000         30,000
     Series H, 2 shares issued and outstanding
       (liquidation preference of $50,000)                   2              2
     Series 2002-K, 20 shares issued and
       outstanding (liquidation preference
       of $500,000)                                         20             20
   Common stock, $.80 par value; 80,000,000
     shares authorized; 4,486,120 and
     3,749,785 shares issued and outstanding
     at March 31, 2003, and June 30, 2002,
     respectively                                    3,588,896      2,999,828
   Additional paid in capital                       57,190,291     57,190,291
   Accumulated deficit                             (60,850,943)   (58,201,949)
                                                   -----------    -----------
     Total stockholders' equity (deficit)              (41,734)     2,018,192
                                                   -----------    -----------
     Total liabilities and stockholders'
       equity (deficit)                           $     79,313   $  4,842,203
                                                   ===========    ===========

 The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Operations (Unaudited)

                                       Three months ended             Nine months ended
                                     March 31       March 31       March 31       March 31
                                       2003           2002           2003           2002
                                    ----------     ----------     ----------     ----------
 Revenues
   Product sales                   $         -    $   368,783    $     2,808    $ 1,951,218
   Services                                  -      1,980,969        241,026      2,815,900
   Royalties                                 -         44,000              -         94,153
                                    ----------     ----------     ----------     ----------
        Total revenues                       -      2,393,752        243,834      4,861,271

 Cost of products and services
   Cost of product sales                     -        246,271          1,048        843,727
   Cost of services                          -        434,048              -        827,306
                                    ----------     ----------     ----------     ----------
     Total cost of products
       and services                          -        680,319          1,048      1,671,033
                                    ----------     ----------     ----------     ----------
        Gross margin                         -      1,713,433        242,786      3,190,238

 Operating expenses
   Sales expense                           226          8,768          5,541         40,188
   General and administrative
     expense                            67,760      1,189,408        894,896      3,994,334
   Depreciation and amortization             -        433,907        261,637      1,315,687
   Asset impairment                          -              -      1,238,943              -
   Discount on acceleration of note
     receivable collection                   -              -        300,000              -
   Extinguishment of debt                    -              -              -        406,243
   Impairment of goodwill                    -              -      1,005,509              -
                                    ----------     ----------     ----------     ----------
     Total operating expenses           67,986      1,632,083      3,706,526      5,756,452
                                    ----------     ----------     ----------     ----------
     Operating income (loss)           (67,986)        81,350     (3,463,740)    (2,566,214)

 Other (income) expense
   Gain on sale of trademark                 -              -              -     (1,103,046)
   Interest and other (income)
     expense                             8,222        (32,346)       (38,604)       (76,852)
   Interest expense                          -          1,115         12,389         95,030
                                    ----------     ----------     ----------     ----------
     Total other (income) expense        8,222        (31,231)       (26,214)    (1,084,868)
                                    ----------     ----------     ----------     ----------

   Net income (loss)                   (76,208)       112,581     (3,437,526)    (1,481,346)

 Decrease in redemption value
   of redeemable preferred stock        47,600         58,157      1,316,100        944,657
 Dividend requirements on
   preferred stock                        (625)      (158,883)        (1,875)      (453,225)
                                    ----------     ----------     ----------     ----------
 Net income (loss) attributable
   to common stockholders          $   (29,233)   $    11,855    $(2,123,301)   $  (989,914)
                                    ==========     ==========     ==========     ==========

 Net income (loss) per share
     attributable to common
     stockholders -
     basic and diluted             $     (0.01)   $      0.00    $     (0.53)   $     (0.29)
                                    ==========     ==========     ==========     ==========
 Weighted average common shares
   outstanding - basic and diluted   4,451,920      3,399,785      4,015,937      3,399,584

 The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Nine Months Ended March 31,

                                                       2003           2002
                                                   -----------    -----------
 Cash flows from operating activities
   Net loss                                       $ (3,437,526)  $ (1,481,346)
   Adjustments to reconcile net loss to cash
     used in operating activities:
       Depreciation and amortization                   261,637      1,315,687
       Asset impairment                              1,238,943              -
       Discount on acceleration of note
         receivable collection                         300,000              -
       Impairment of goodwill                        1,005,509              -
       Other                                                 -          5,475
       Gain on sale of Curtis Mathes trademark               -     (1,103,046)
       Discount on debt                                      -         46,045
       Amortization of debt discount                    16,563              -
       Loss on extinguishment of debt                        -        406,243
       Changes in operating assets and
        liabilities, net of effects of
        acquisitions and dispositions:
          Trade accounts receivable                    356,178        133,707
          Inventories                                   49,929         54,809
          Prepaid expense                              273,271        (97,764)
          Other current assets                           3,506        171,976
          Accounts payable and accrued liabilities  (1,059,563)      (960,898)
          Deferred revenue                             (50,869)       (80,645)
                                                   -----------    -----------
            Cash and cash equivalents used
              in operating activities               (1,042,422)    (1,589,757)

 Cash flows from investing activities
       Proceeds from certificate of deposit             25,000              -
       Collections on note receivable                  550,000        865,000
       Proceeds from sale of trademark                       -        185,000
       Sale of property and equipment                        -         11,398
       Purchase of property and equipment                    -        (11,606)
                                                   -----------    -----------
            Cash and cash equivalents provided
              by investing activities                  575,000      1,049,792

 Cash flows from financing activities
       Proceeds from long term debt                    100,000        500,000
       Principal payments on long-term debt           (300,000)       (15,401)
       Principal payments on capital
         lease obligations                             (31,495)       (55,404)
       Dividends paid                                        -         (1,059)
                                                   -----------    -----------
            Cash and cash equivalents provided
              by (used in) financing activities       (231,495)       428,136

 Net increase (decrease) in cash and
   cash equivalents                                   (698,917)      (111,829)
 Cash and cash equivalents, beginning of period        724,051        580,601
                                                   -----------    -----------
 Cash and cash equivalents, end of period         $     25,134   $    468,772
                                                   ===========    ===========

 Supplemental information
   Cash paid for interest                         $     12,389   $     74,606
   Non-cash investing and financing activities:
     Debt relieved upon sale of trademark         $          -   $  2,000,000
     Notes receivable from sale of trademark      $          -   $  1,865,000
     Warrants issued in connection with debt      $          -   $    275,938
     Warrants issued in connection with sale
       of trademark                               $          -   $     68,500


        The accompanying notes are an integral part of these statements.

              UNIVIEW TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2003
                                 (Unaudited)

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

 REDEEMABLE PREFERRED STOCK AND SUBSEQUENT EVENT

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

      Subsequent Event. Subsequent to the period ended March 31, 2003, the holder of the Company's Series 2002-G preferred stock sold all of its interest in the preferred stock to a third party. On April 16, 2003, the new holder of the preferred stock agreed to modify the terms of the preferred stock, whereby any future redemption of the preferred stock shall be at the sole option of the Company. This modification to the terms of the preferred stock means that EITF Topic D-98 will no longer apply to these securities and the preferred stock will be accounted for in future periods as equity.

 NOTES PAYABLE / NOTES RECEIVABLE

      On May 10, 2002 the Company entered into a note payable with Gemini Growth Fund, L.P. for $200,000, at an annual interest rate of 14%, maturing on May 31, 2003. On November 12, 2002, the loan agreement was modified to change the loan amount from $200,000 to $300,000 and the Company entered into an additional note payable with Trident Growth Fund, L.P., formerly known as Gemini Growth Fund, L.P., for $100,000 at an annual interest rate of 14%, maturing on November 30, 2003. In connection with the $100,000 loan, the Company issued warrants to purchase 75,000 shares of its common stock, exercisable for three years at a fixed exercise price of $1.50 per share. The loans were collateralized by a security interest in the note received in connection with the sale of the Curtis Mathes trademark and other assets of the Company. Interest is payable monthly in cash. In December 2002, the Company received a notice of default and acceleration notice from Trident Growth Fund, accelerating the entire principal balance due on the notes. To satisfy this obligation, the Company negotiated a discount on the $850,000 note receivable it acquired in the sale of the Curtis Mathes trademark in exchange for a lump sum payment of $550,000 from the debtor, charging $300,000 to discount on acceleration of note receivable collection. Approximately $300,000 of the proceeds received by the Company were applied to pay the entire remaining principal balance, as well as accumulated interest and other fees, due on the note payable to Trident Growth Fund.

 SALE OF SUBSIDIARIES

      In December 2002, the Company sold nine of its subsidiaries: Video Management, Inc., including its wholly owned subsidiary Network America, Inc., Corporate Network Solutions, L.C., Warranty Repair Corporation, FFL Corporation, including its wholly owned subsidiary Systematic Electronics Corp., uniView Technologies Advanced Systems Group, Inc., uniView Network America Corp., and uniView Xpressway Corporation. In the transaction, all of the issued and outstanding common stock of each of subsidiary was transferred to W. I. Technology Holding Company Inc. for a purchase price of $10. In connection with the sale, the Company issued warrants to purchase 150,000 shares of its common stock, exercisable through December 19, 2005 at a fixed exercise price of the greater of $.01 or par value per share. The Company reported no gain or loss on the transaction as the assets of these subsidiaries had been written off or realized, and the liabilities on the books were satisfied prior to the sale.

 EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. There are no dilutive securities in the three and nine-month periods ended March 31, 2003 or 2002. The effect of preferred stock dividends and changes in value of redeemable preferred stock on net income allocable to common stockholders was $.01 and $.02 per share for the three months ended March 31, 2003 and 2002, $.34 and $.14 per share for the nine months ended March 31, 2003 and 2002, respectively.

      The weighted average of outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 592,844 and 442,011 for the three months and 555,992 and 441,212 for the nine months ended March 31, 2003 and 2002, respectively. The weighted average of outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 1,758,013 and 1,606,420 for the three months and 1,984,737 and 1,049,691 for the nine months ended March 31, 2003 and 2002, respectively.

 BUSINESS SEGMENT INFORMATION


      During 2002 and 2001, the Company was primarily engaged in the development of advanced digital entertainment devices, computer telephony integration software, and cabling services. The following tables set forth certain information with respect to the three and nine months ended
 March 31:

                                       Three Months Ended             Nine Months Ended
                                     March 31       March 31       March 31       March 31
                                       2003           2002           2003           2002
                                    ----------     ----------     ----------     ----------
 Net revenues
      Product sales                $         -    $   368,783    $     2,808    $ 1,951,218
      Services                               -      1,980,969        241,026      2,815,900
      Royalties                              -         44,000              -         94,153
                                    ----------     ----------     ----------     ----------

 Total revenues                    $         -    $ 2,393,752    $   243,834    $ 4,861,271
                                    ==========     ==========     ==========     ==========

 Operating income (loss)
      Product sales                $      (226)   $   198,868    $    (3,781)   $  (253,677)
      Services                          45,245        376,536     (1,110,910)       308,537
      Corporate                       (113,005)      (494,054)    (2,349,049)    (2,621,074)
                                    ----------     ----------     ----------     ----------
 Total operating income (loss)         (67,986)        81,350     (3,463,740)    (2,566,214)

 Less interest expense                       -         (1,115)       (12,389)       (95,030)
 Gain on sale of trademark                   -              -              -      1,103,046
 Interest and other income
   (expense)                            (8,222)        32,346         38,604         76,852
                                    ----------     ----------     ----------     ----------
 Net income (loss)                 $   (76,208)   $   112,581    $(3,437,526)   $(1,481,346)
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

 STOCK-BASED COMPENSATION

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148) which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosures in annual and interim financial statements of the effects of stock-based compensation as reflected below.

      The Company continues to account for its stock options under the recognition and measurement principles of Accounting Principles board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations. No stock based employee compensation expense related to the Company's stock options is reflected in the net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.


                                       Three Months Ended             Nine Months Ended
                                     March 31       March 31       March 31       March 31
                                       2003           2002           2003           2002
                                    ----------     ----------     ----------     ----------

 Net income (loss), as reported  $   (76,208)   $   112,581    $(3,437,526)   $(1,481,346)
 Deduct: Total stock-based employee
   compensation expense determined
   using the fair value based
   method for all awards, net
   of related tax effects          $  (102,920)   $   (68,701)   $  (308,760)   $  (166,184)
                                    ----------     ----------     ----------     ----------
 Pro forma net income (loss)     $  (179,128)   $    43,880    $(3,746,286)   $(1,647,530)
                                    ==========     ==========     ==========     ==========
 Income (loss) per share
      Basic, as reported           $     (0.02)   $      0.03    $     (0.86)   $     (0.44)
      Basic, pro forma             $     (0.04)   $      0.01    $     (0.93)   $     (0.48)
      Diluted, as reported         $     (0.02)   $      0.03    $     (0.86)   $     (0.44)
      Diluted, pro forma           $     (0.04)   $      0.01    $     (0.93)   $     (0.48)



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

                                   Overview

      Until the Company discontinued operations in December 2002, we offered enhanced digital media solutions to customers worldwide. We also offered contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration (CTI) software products and services.

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the fiscal quarter ended March 31, 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2002.

                            Results of Operations

      Revenues.   We report no revenues for the third fiscal quarter ended
 March 31, 2003, compared to $2.4 million for the same quarter last year. For the nine months ended March 31, 2003, total revenues decreased to approximately $244,000 compared to $4.9 million for the same period last year. The decreases are due to the Company discontinuing all operations during December 2002.

      Gross Margin. Gross margin for the third fiscal quarter ended March 31, 2003 was zero compared to $1.7 million for the same quarter last year. Gross margin for the nine months ended March 31, 2003 was $243,000, compared to $3.2 million for the same period last year.

      Operating Expenses. Total operating expenses for the three months ended March 31, 2003 decreased to $68,000 compared to $1.63 million for the same quarter last year. Total operating expenses for the nine months ended March 31, 2003 decreased to $3.71 million compared to $5.35 million for the
 same period last year.   Significant components of operating expenses for
 the three and nine months ended March 31, 2003 and 2002 consisted of the following:

                                Three Months Ended         Nine Months Ended
                              March 31      March 31     March 31     March 31
                                2003          2002         2003         2002
                              ---------    ----------   ----------   ----------
 Compensation                $   66,500   $   913,000  $   534,000  $ 2,627,000
 Facilities                       1,000       126,000       87,000      394,000
 Depreciation                         -        69,000       84,000      444,000
 Online service expense               -         2,000        2,000       61,000
 Amortization of product
  and software development
  costs, purchased software,
  trademark, and goodwill             -       226,000      178,000      872,000
 Asset impairment                     -             -    1,239,000            -
 Extinguishment of debt               -             -            -      406,000
 Impairment of goodwill               -             -    1,006,000            -
 Discount on acceleration of
   note receivable collection         -             -      300,000            -
 Legal expense and
   professional fees                  -        69,000      141,000      220,000
 Sales and marketing expenses         -         9,000        5,000       40,000
 Other                              500       218,000      131,000      692,000
                              ---------    ----------   ----------   ----------
 Total                       $   68,000   $ 1,632,000  $ 3,707,000  $ 5,756,000


      "Other" expenses include public company cost, telephone, travel, office, insurance, and other general and administrative expenses. The decrease in operating expenses for the nine month period ended March 31, 2003 is attributable to the Company discontinuing all operations in December 2002.

                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used in operations for the nine months ended March 31, 2003 and 2002 was approximately $1.0 million and $1.6 million, respectively. The major components of cash flows from operations for the nine month period ended March 31, 2003 were comprised of a $3.4 million loss from operations, which included impairment of goodwill and other assets, primarily intangible assets, totaling $2.2 million.

      Cash Flows From Investing Activities. During the nine months ended March 31, 2003, we received net cash from investing activities of $575,000, consisting of proceeds from redemption of a certificate of deposit and collections on the note received in the sale of the Curtis Mathes trademark. During the same period last year, we received net cash from investing activities of approximately $1,050,000, consisting of proceeds from the sale of the Curtis Mathes trademark, and we purchased approximately $12,000 of property and equipment.

      Cash Flows from Financing Activities. During the nine months ended March 31, 2003 we used cash of approximately $231,000 in financing activities, compared to generating net cash of $428,000 during the same period last year. The primary components of the items for the nine months ended March 31, 2003 were $100,000 from proceeds of long-term debt, and a $300,000 principal payment on long-term debt.

 Subsequent Event

      Subsequent to the period ended March 31, 2003, the holder of the Company's Series 2002-G preferred stock sold all of its interest in the preferred stock to a third party. On April 16, 2003, the new holder of the preferred stock agreed to modify the terms of the preferred stock, whereby any future redemption of the preferred stock shall be at the sole option of the Company. This modification to the terms of the preferred stock means that EITF Topic D-98 will no longer apply to these securities and the preferred stock will be accounted for in future periods as equity.


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


                         PART II - OTHER INFORMATION

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      Issuances of equity securities during the reporting period that were not registered under the Securities Act of 1933 consisted of the following:

      On March 5, 2002 we issued to accredited investors Series 2002-G Convertible Preferred Stock, having a face value of $6 million, in consideration of the redemption of Series 1999-D1 Convertible Preferred Stock, having a face value of $18 million, and the forgiveness of $2.7 million of dividends that would have matured in June 2002. Series 2002-G Preferred Stock is convertible at any time into 4 million shares of our common stock at a fixed conversion price of $1.50 per share and is redeemable on June 30, 2004. On January 7, 2003 the holder converted $250,000 face amount of Series 2002-G Preferred Stock into 166,667 shares of common stock, and on January 13, 2003 the holder converted another $250,000 face amount of Series 2002-G Preferred Stock into 166,667 shares of common stock.

      On January 27, 2003 we issued to an accredited investor, in connection with legal services rendered to the Company, 3,000 shares of our common stock and warrants to purchase 25,000 shares of our common stock. The warrants are exercisable for five years after reduction of the par value of our common stock to $.01 and are exercisable at a fixed exercise price per share equivalent to the par value of our common stock on the date of exercise.

      On March 26, 2003 we issued to an accredited investor, in connection with the sale of nine subsidiaries in December 2002, warrants to purchase 150,000 shares of our common stock. The warrants are exercisable through December 19, 2005 at a fixed exercise price per share equivalent to the greater of $.01 or the par value of our common stock on the date of exercise.

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

                               By:  /s/    PATRICK A. CUSTER
                               ------------------------------------------
                               Patrick A. Custer
                               Chief Executive Officer
                               and Principal Financial Officer

 Date:     May 20, 2003

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

 Date:     May 20, 2003

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

 4.5 Series 2002-G Preferred Stock terms and conditions (filed as Exhibit "4.1" to the Company's Current Report on Form 8-K
           dated as of March 5, 2002 and incorporated herein by
           reference.)                                                    N/A

 4.6       Form of warrant issued in connection with private placement to Bonanza Partners, Ltd. (filed as Exhibit "4.11" to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999 and incorporated herein
           by reference.)                                                 N/A

 4.7       Form of warrant issued in connection with private placement to LBI Group, Inc. (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission
           on May 19, 2000 and incorporated herein by reference.)         N/A

 4.8       Form of warrant issued in connection with private placement to Founders Partners VI, LLC (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission on October 10, 2000 and incorporated herein by
           reference.)                                                    N/A

 4.9 Form of warrant issued to Sagemark Capital, L.P. in connection with a loan to the Company (filed as Exhibit "4.11" to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000 and incorporated herein
           by reference.)                                                 N/A

 4.10      Form of warrant issued to Highland Holdings for a finder's fee in connection with the Sagemark loan to the Company (filed as Exhibit "4.12" to the Company's Quarterly Report on Form
           10-Q/A for the fiscal quarter ended September 30, 2001 and
           incorporated herein by reference.)                             N/A

 4.11      Form of warrant issued to Massive Capital, LLC for a finder's fee in connection with the sale of the Curtis Mathes trademark (filed as Exhibit "4.13" to the Company's Quarterly Report on
           Form 10-Q/A for the fiscal quarter ended September 30, 2001
           and incorporated herein by reference.)                         N/A

 4.12 Securities Purchase Agreement dated March 5, 2002 between registrant and Brown Simpson Partners I, Ltd. relating to the redemption of registrant's Series 1999-D1 Convertible Preferred Stock with Series 2002-G Convertible Preferred Stock (filed as Exhibit "99.2" to the Company's Current Report on
           Form 8-K dated as of March 5, 2002 and incorporated herein
           by reference.)                                                 N/A

 4.13 Registration Rights Agreement dated March 5, 2002 between registrant and Brown Simpson Partners I, Ltd. relating to the registration of the shares of common stock underlying registrant's Series 2002-G Convertible Preferred Stock (filed as Exhibit "99.3" to the Company's Current Report on Form 8-K dated as of March 5, 2002 and incorporated herein by
           reference.)                                                    N/A

 4.14 Settlement and Mutual Release Agreement dated March 5, 2002 between registrant and Brown Simpson Partners I, Ltd. relating to the redemption of registrant's Series 1999-D1 Convertible Preferred Stock with Series 2002-G Convertible Preferred Stock (filed as Exhibit "99.4" to the Company's Current Report on
           Form 8-K dated as of March 5, 2002 and incorporated herein by
           reference.)                                                    N/A

 4.15      Form of warrant issued to Setfield Limited for services
           rendered (filed as Exhibit "4.18" to the Company's annual
           report on Form 10-K for the fiscal year ended June 30, 2002
           and incorporated herein by reference.)                         N/A

 4.16      Form of warrant issued to Gemini Growth Fund, L.P. in
           connection with a loan to the Company (filed as Exhibit "4.19"
           to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by
           reference.)                                                    N/A

 4.17 Series 2002-K Preferred Stock terms and conditions (filed as Exhibit "4.20" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by
           reference.)                                                    N/A

 4.18*     Form of warrant issued to Associates Funding Group, Inc. in
           connection with sale of nine subsidiaries.                      19

 4.19*     Form of warrant issued to Akin, Gump, Strauss, Hauer & Feld,
           LLP. in connection with legal services rendered to the
           Company.                                                        24

 99.1*     Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to 18 U.S.C. Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002.                                                        30
 _______________
 * Filed herewith.