Form 10-Q/A
period 2002-12-31
UNIVIEW TECHNOLOGIES CORP
filed 2003-06-17
CIK 755229

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q/A
                              Amendment Number 2


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

                                GENERAL INDEX
                                                                     Page
                                                                    Number
 ---------------------------------------------------------------------------

                                   PART I.
                            FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.....................      3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................      9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.................................................      12

 ITEM 4.   CONTROLS AND PROCEDURES.............................       12

                                   PART II.
                              OTHER INFORMATION

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS............      12

 ITEM 5.   OTHER INFORMATION....................................      13

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................      14

 SIGNATURES.....................................................      14

 CERTIFICATIONS.................................................      15

 EXHIBIT INDEX..................................................      16

                      PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets


                                                   December 31      June 30
                                                       2002           2002
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $    216,772   $    724,051
   Trade accounts receivable, net                            -        356,178
   Notes receivable                                          -        850,000
   Inventories                                               -         49,929
   Prepaid expenses                                     49,478        285,271
   Other current assets                                      -          3,506
                                                   -----------    -----------
            Total current assets                       266,250      2,268,935

 CERTIFICATE OF DEPOSIT                                      -         25,000

 PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                                  -        150,033

 OTHER ASSETS
   Purchased software, net of
     accumulated amortization                                -        711,702
   Product and software development
     costs, net of accumulated amortization                  -        422,190
   Intellectual property license                             -        129,500
   Goodwill, net of accumulated amortization                 -      1,005,509
   Security deposit on corporate office                 12,948         12,948
   Pension surplus                                      29,231         29,231
   Other                                                     -         87,155
                                                   -----------    -----------
            Total other assets                          42,179      2,398,235
                                                   -----------    -----------
            Total assets                          $    308,429   $  4,842,203
                                                   ===========    ===========

 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Balance Sheets

                                                   December 31      June 30
                                                       2002           2002
                                                   -----------    -----------
                                                   (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
   Current maturities of long-term debt           $          -   $    169,992
   Current maturities of obligations
     under capital leases                               16,987         30,002
   Trade accounts payable                               89,905        707,207
   Accrued expenses                                     88,458        395,003
   Deferred revenue                                          -         50,869
                                                   -----------    -----------
             Total current liabilities                 195,350      1,353,073

 LONG TERM DEBT, less current maturities                     -         13,445

 OBLIGATIONS UNDER CAPITAL LEASES, less
   current maturities                                      204          1,493
                                                   -----------    -----------
             Total liabilities                         195,554      1,368,011

 REDEEMABLE PREFERRED STOCK
   Series 2002-G, 216 and 240 shares issued
     and outstanding, and liquidation
     preferences of $5.4 million and $6
     million, at December 31 and June 30,
     2002, respectively                                126,000      1,456,000

 STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, cumulative, $1.00 par
     value; 1,000,000 shares authorized:
       Series A, 30,000 shares issued and
         outstanding (liquidation preference
         of $30,000)                                    30,000         30,000
       Series H, 2 shares issued and outstanding
         (liquidation preference of $50,000)                 2              2
       Series 2002-K, 20 shares issued and
         outstanding (liquidation preference
         of $500,000)                                       20             20
    Common stock, $.80 par value; 80,000,000 shares
        authorized; 4,149,786 and 3,749,785 shares
        issued and outstanding at December 31,
        2002, and June 30, 2002, respectively        3,319,829      2,999,828
    Additional paid in capital                      57,190,291     57,190,291
    Accumulated deficit                            (60,553,267)   (58,201,949)
                                                   -----------    -----------
             Total stockholders' equity (deficit)      (13,125)     2,018,192
                                                   -----------    -----------
             Total liabilities and
               stockholders' equity (deficit)     $    308,429   $  4,842,203
                                                   ===========    ===========

       The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Operations (Unaudited)

                                       Three months ended             Six months ended
                                    December 31   December 31    December 31    December 31
                                       2002          2001           2002           2001
                                    ----------    ----------     ----------     ----------
 Revenues
   Product sales                   $     1,058   $   314,396    $    42,730   $  1,582,435
   Services                            102,224       513,461        498,055        834,931
   Royalties                                 -             -              -         50,153
                                    ----------    ----------     ----------     ----------
     Total revenues                    103,282       827,857        540,785      2,467,519

 Cost of products and services
    Cost of product sales                  591       112,476         50,649        597,456
    Cost of services                    11,085       241,658        154,545        393,258
                                    ----------    ----------     ----------     ----------
      Total cost of products
        and services                    11,676       354,134        205,194        990,714
                                    ----------    ----------     ----------     ----------
      Gross margin                      91,606       473,723        335,591      1,476,805

 Operating expenses
   Sales expense                           131        13,462         10,143         31,420
   General and administrative
     expense                           127,176     1,368,435        914,461      2,804,925
   Depreciation and amortization             -       464,495        261,637        881,781
   Asset impairment                  1,238,943             -      1,238,943              -
   Extinguishment of debt                    -             -              -        406,243
   Discount on acceleration of
     note receivable collection        300,000             -        300,000              -
   Impairment of goodwill                    -             -      1,005,509              -
                                    ----------    ----------     ----------     ----------
     Total operating expenses        1,666,250     1,846,392      3,730,693      4,124,369
                                    ----------    ----------     ----------     ----------
     Operating loss                 (1,574,644)   (1,372,669)    (3,395,102)    (2,647,564)

 Other (income) expense
   Gain on sale of trademark                 -             -              -     (1,103,046)
   Interest and other
     (income) expense                  (24,779)      (27,914)       (46,951)       (44,505)
   Interest expense                      5,330         3,786         13,166         93,915
                                    ----------    ----------     ----------     ----------
     Total other (income) expense      (19,449)      (24,128)       (33,785)    (1,053,636)
                                    ----------    ----------     ----------     ----------
     Net loss                       (1,555,195)   (1,348,541)    (3,361,317)    (1,593,928)

 Decrease in redemption value of
   redeemable preferred stock          630,000       145,125      1,286,000        886,500

 Dividend requirements
   on preferred stock                     (900)     (226,075)        (2,150)      (452,150)
                                    ----------    ----------     ----------     ----------
 Net loss attributable
   to common stockholders          $  (926,095)  $(1,429,491)   $ 2,077,467)   $(1,159,578)
                                    ==========    ==========     ==========     ==========

 Net loss per share attributable
   to common stockholders - basic
   and diluted                     $     (0.24)  $     (0.42)   $     (0.55)   $     (0.34)
                                    ==========    ==========     ==========     ==========

 Weighted average common shares
   outstanding - basic and diluted   3,841,814     3,398,977      3,802,684      3,398,977


       The accompanying notes are an integral part of these statements.


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Six Months Ended December 31,

                                                       2002            2001
                                                   -----------     -----------
 Cash flows from operating activities
   Net loss                                       $ (3,361,317)   $ (1,593,928)
   Adjustments to reconcile net loss to
      cash used in operating activities:
     Depreciation and amortization                     261,637          881,781
     Asset impairment                                1,238,943          143,549
     Discount on acceleration of
       note receivable collection                      300,000                -
     Impairment of goodwill                          1,005,509                -
     Other                                                   -            5,475
     Gain on sale of Curtis Mathes trademark                 -       (1,103,046)
     Discount on debt                                        -           46,045
     Amortization of debt discount                      16,563                -
     Loss on extinguishment of debt                          -          406,243
     Changes in operating assets and
       liabilities, net of effects of
       acquisitions and dispositions:
         Trade accounts receivable                     356,178          66,159
         Inventories                                    49,929          28,872
         Prepaid expense                               235,793          82,664
         Other current assets                            3,506         164,219
         Accounts payable and accrued
           liabilities                                (923,847)        125,780
         Deferred revenue                              (50,869)       (129,287)
                                                   -----------     -----------
           Cash and cash equivalents used in
             operating activities                     (867,975)       (875,474)

 Cash flows from investing activities
    Proceeds from certificate of deposit                25,000               -
    Collections on note receivable                     550,000               -
    Proceeds from sale of trademark                          -         865,000
    Purchase of property and equipment                       -         (11,606)
                                                   -----------     -----------
           Cash and cash equivalents provided
             by investing activities                   575,000         853,394

  Cash flows from financing activities
     Proceeds from long term debt                      100,000         500,000
     Principal payments on long-term debt             (300,000)         (9,795)
     Principal payments on capital lease
       obligations                                     (14,304)        (40,681)
     Dividends paid                                          -          (1,059)
                                                   -----------     -----------
           Cash and cash equivalents provided
             by (used in) financing activities        (214,304)        448,465

  Net increase (decrease) in cash and cash
    equivalents                                       (507,279)        426,385
 Cash and cash equivalents, beginning of period        724,051         580,601
                                                   -----------     -----------
 Cash and cash equivalents, end of period         $    216,772    $  1,006,986
                                                   ===========     ===========

  Supplemental information
    Cash paid for interest                        $     12,389    $     73,492
    Non-cash investing and financing activities:
      Debt relieved upon sale of trademark        $          -    $  2,000,000
      Notes receivable from sale of trademark     $          -    $  1,185,000
      Warrants issued in connection with debt     $          -    $    275,938
      Warrants issued in connection with sale
        of trademark                              $          -    $     68,500


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

 NOTES PAYABLE / NOTES RECEIVABLE

      On May 10, 2002 the Company entered into a note payable with Gemini Growth Fund, L.P. for $200,000, at an annual interest rate of 14%, maturing on May 31, 2003. On November 12, 2002, the loan agreement was modified to change the loan amount from $200,000 to $300,000 and the Company entered into an additional note payable with Trident Growth Fund, L.P., formerly known as Gemini Growth Fund, L.P., for $100,000 at an annual interest rate of 14%, maturing on November 30, 2003. In connection with the $100,000 loan, the Company issued warrants to purchase 75,000 shares of its Common Stock, exercisable for three years at a fixed exercise price of $1.50 per share. The loans were collateralized by a security interest in the note received in connection with the sale of the Curtis Mathes trademark and other assets of the Company. Interest was payable monthly in cash. In December 2002, the Company received a notice of default and acceleration notice from Trident Growth Fund, accelerating the entire principal balance due on the notes. To satisfy this obligation, the Company negotiated a discount on the $850,000 note receivable it acquired in the sale of the Curtis Mathes trademark in exchange for a lump sum payment of $550,000 from the debtor, charging $300,000 to discount on acceleration of note receivable collection. Approximately $300,000 of the proceeds received by the Company were applied to pay the entire remaining principal balance, as well as accumulated interest and other fees, due on the note payable to Trident Growth Fund.

 SALE OF SUBSIDIARIES

      In December 2002, the Company sold nine of its subsidiaries: Video Management, Inc., including its wholly owned subsidiary Network America, Inc., Corporate Network Solutions, L.C., Warranty Repair Corporation, FFL Corporation, including its wholly owned subsidiary Systematic Electronics Corp., uniView Technologies Advanced Systems Group, Inc., uniView Network America Corp., and uniView Xpressway Corporation. In the transaction, all of the issued and outstanding common stock of each of subsidiary was transferred to W. I. Technology Holding Company Inc. for a purchase price of $10. In connection with the sale, the Company issued warrants to purchase 150,000 shares of its common stock, exercisable through December 19, 2005 at a fixed exercise price of the greater of $.01 or par value per share. The Company had no operations remaining after the sale. Due to the resulting suspension of ongoing development of its technologies, the Company wrote down all of the intellectual property values and goodwill associated with its technologies. The Company reported no gain or loss on the transaction as the assets of these subsidiaries had been written off or realized, and the liabilities on the books were satisfied prior to the sale.

 EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. There are no dilutive securities in the three and six-month periods ended December 31, 2002 or 2001. The effect of preferred stock dividends and changes in value of redeemable preferred stock on net income allocable to common stockholders was $.16 and ($.02) per share for the three months ended December 31, 2002 and 2001, respectively, and $.34 and $.13 per share for the six months ended December 31, 2002 and 2001, respectively.


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

 BUSINESS SEGMENT INFORMATION

      During 2002 and 2001, the Company was primarily engaged in the development of advanced digital entertainment devices, computer telephony integration software, and cabling services. The following tables set forth certain information with respect to the three and six months ended December 31:


                                Three months ended          Six months ended
                             December 31  December 31   December 31  December 31
                                2002         2001          2002         2001
                             ----------   ----------    ----------   ----------
 Net Revenues:
      Product sales         $     1,058  $   314,396   $    42,730  $ 1,582,435
      Services                  102,224      513,461       498,055      834,931
      Royalties                       -            -             -       50,153
                             ----------   ----------    ----------   ----------
 Total revenues             $   103,282  $   827,857   $   540,785  $ 2,467,519
                             ==========   ==========    ==========   ==========

 Operating loss
      Product sales         $  (527,075) $  (415,004)  $(1,328,897) $  (452,545)
      Services                 (394,224)     (87,274)     (890,448)     (67,999)
      Corporate                (653,345)    (870,391)   (1,175,757)  (2,127,020)
                             ----------   ----------    ----------   ----------
 Total operating loss        (1,574,644)  (1,372,669)   (3,395,102)  (2,647,564)

 Less interest expense           (5,330)      (3,786)      (13,166)     (93,915)
 Gain on sale of trademark            -            -             -    1,103,046
 Interest and other income       24,779       27,914        46,951       44,505
                             ----------   ----------    ----------   ----------
 Net loss                   $(1,555,195) $(1,348,541)  $(3,361,317) $(1,593,928)
                             ==========   ==========    ==========   ==========


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

                                Three months ended          Six months ended
                             December 31  December 31   December 31  December 31
                                2002         2001          2002         2001
                             ----------   ----------    ----------   ----------
 Net loss, as reported      $  (925,820) $(1,429,491)  $(2,077,192) $(1,159,578)
 Deduct:  Total stock-based
  employee compensation
  expense determined using
  the fair value based
  method for all awards     $  (102,920) $   (58,721)  $  (205,840) $   (97,482)
                             ----------   ----------    ----------   ----------
 Pro forma net loss         $(1,028,740) $(1,488,212)  $(2,283,032) $(1,257,060)
                             ==========   ==========    ==========   ==========

 Loss per share
   Basic, as reported       $     (0.24) $     (0.42)  $     (0.55) $     (0.34)
   Basic, pro forma         $     (0.27) $     (0.44)  $     (0.60) $     (0.37)
   Diluted, as reported     $     (0.24) $     (0.42)  $     (0.55) $     (0.34)
   Diluted, pro forma       $     (0.27) $     (0.44)  $     (0.60) $     (0.37)



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

                                   Overview


      Until the Company discontinued operations in December 2002 (see discussion under Item 5, "Other Information" below) we offered enhanced digital media solutions to customers worldwide. We also offered contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration (CTI) software products and services.


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

                            Results of Operations


      Revenues. Total revenues for the second fiscal quarter ended December 31, 2002 were approximately $103,000, compared to $828,000 for the same quarter last year. For the six months ended December 31, 2002, total revenues decreased to $541,000, compared to $2.5 million for the same period last year. The decreases primarily are due to the disposition of Network America during the period, resulting in the exclusion of all of its revenues for the three and six-month periods ended December 31, 2002.


 uniView Softgen. Revenues for uniView Softgen for the second fiscal quarter ended December 31, 2002 were approximately $53,000, compared to $342,000 for the same quarter last year. For the six months ended December 31, 2002, revenues decreased to $241,000 compared to $1.2 million for the same period last year.


 Network America. Revenues for Network America for the three months ended December 31, 2002 and 2001 were approximately $50,000 and $430,000, respectively. For the six months ended December 31, 2002 and 2001, revenues for Network America were $297,000 and $1.2 million, respectively.


 Curtis Mathes. Due to the sale of the Curtis Mathes trademark in September 2001, the Company recognized no royalty revenue for the three and six month periods ended December 31, 2002, compared to $50,000 in royalty revenue and no royalty revenue for the same periods in 2001, respectively.


      Gross Margin. Gross margin for the second fiscal quarter ended December 31, 2002 was approximately $92,000, compared to $474,000 for the same quarter last year. Gross margin for the six months ended December 31, 2002 was $336,000 compared to $1.5 million for the same period last year.

      Operating Expenses. Total operating expenses for the three months ended December 31, 2002 decreased to $1.7 million, compared to $1.8 million for the same quarter last year. Total operating expenses for the six months ended December 31, 2002 decreased to $3.7 million compared to $4.1 million
 for the same period last year.   Significant components of operating
 expenses for the three and six months ended December 31, 2002 and 2001 consisted of the following:

                                Three months ended          Six months ended
                             December 31  December 31   December 31  December 31
                                2002         2001          2002         2001
                             ----------   ----------    ----------   ----------
 Compensation               $    92,000  $   811,000   $   459,000  $ 1,714,000
 Facilities                      17,000      141,000       141,000      268,000
 Depreciation                         -      117,000        54,000      236,000
 Amortization of product
  and software development
  costs, purchased software,
  trademark, and goodwill             -      348,000       208,000      645,000
 Asset impairment             1,239,000            -     1,239,000            -
 Discount on acceleration of
  note receivable collection    300,000            -       300,000            -
 Legal expense and
  professional fees              18,000       96,000       143,000      151,000
 Sales and marketing
  expenses                            -       14,000        10,000       31,000
 Impairment of goodwill               -            -     1,006,000            -
 Extinguishment of debt               -            -             -      406,000
 Other                                -      319,000       171,000      267,000
                             ----------   ----------    ----------   ----------
 Total                      $ 1,666,000  $ 1,846,000   $ 3,731,000  $ 4,124,000
                             ==========   ==========    ==========   ==========

      Other expenses include public company cost, telephone, travel, office, insurance, and other general and administrative expenses. The decrease in operating expenses for the six month period ended December 31, 2002 is primarily attributable to reduced compensation and other expenses due to a reduction in the number of employees.

                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used in operations for the six months ended December 31, 2002 and 2001 was approximately $868,000 and $875,000, respectively. The major components of cash flows from operations for the six month period ended December 31, 2002 were comprised of a $3.4 million loss from operations, which included impairment of goodwill and other assets, primarily intangible assets, totaling $2.2 million.

      Cash Flows From Investing Activities. During the six months ended December 31, 2002, we received net cash from investing activities of $575,000, consisting of proceeds from redemption of a certificate of deposit and collections on the note received in the sale of the Curtis Mathes trademark. During the same period last year, we received net cash from investing activities of approximately $853,000, we received $865,000 in proceeds from the sale of the Curtis Mathes trademark and purchased approximately $12,000 of property and equipment.

      Cash Flows from Financing Activities. During the six months ended December 31, 2002 we used cash of approximately $214,000 in financing activities compared to generating net cash of $448,000 during the same period last year. The primary components of the financing activities for the six months ended December 31, 2002 were $100,000 from proceeds of long-term debt and a $300,000 principal payment on long-term debt.



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


 ITEM 5.   OTHER INFORMATION


      In December 2002, due to our financial position, as well as the general business outlook for the upcoming year, the Company discontinued all operations. At that time, the Company received resignations from its outside directors and general counsel and laid off all employees and officers. Some former employees continued to act in a consulting role to facilitate an orderly process of winding down remaining operations, as well as the CEO who remained as the sole director. We have implemented a plan and we continue to evaluate other possibilities to maximize the value of the remaining assets for the benefit of creditors and shareholders.


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

 Date:     June 17, 2003

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

 Date:     June 17, 2003
                               By:  /s/ PATRICK A. CUSTER
                                    -------------------------------
                                    Patrick A. Custer
                                    Chief Executive Officer
                                    and Principal Financial Officer


                       UNIVIEW TECHNOLOGIES CORPORATION
                               and Subsidiaries

                                EXHIBIT INDEX

 Exhibit                                                         Sequential
 Number               Description of Exhibits                    Page Number
 ----------------------------------------------------------------------------

 2      Stock Purchase Agreement dated as of December 20, 2002 between the Company and W. I. Technology Holding Company Inc. (filed as Exhibit "2" to the Company's Quarterly Report on Form 10-Q for
        the fiscal quarter ended December 31, 2002, filed on February
        12, 2003 and incorporated herein by reference.)                   N/A


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

 99.1* Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant
        to Section 906 of the Sarbanes-Oxley Act of 2002.                  19
 _______________
 * Filed herewith.