Form 10-Q/A
period 2003-03-31
UNIVIEW TECHNOLOGIES CORP
filed 2003-06-17
CIK 755229

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

                               GENERAL INDEX
                                                                     Page
                                                                    Number
 ---------------------------------------------------------------------------
                                   PART I.
                            FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.....................      3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................      10

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.................................................      12

 ITEM 4.   CONTROLS AND PROCEDURES..............................      12

                             PART II.
                         OTHER INFORMATION

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS............      13

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................      14

 SIGNATURES.....................................................      14

 CERTIFICATIONS.................................................      14

 EXHIBIT INDEX..................................................      16

                 PART I  -  FINANCIAL INFORMATION

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


 UNIVIEW TECHNOLOGIES CORPORATION and Subsidiaries
 Consolidated Statements of Operations (Unaudited)

                                       Three months ended             Nine months ended
                                     March 31       March 31       March 31       March 31
                                       2003           2002           2003           2002
                                    ----------     ----------     ----------     ----------
 Revenues
   Product sales                   $         -    $   368,783    $    42,730    $ 1,951,218
   Services                                  -      1,980,969         98,055      2,815,900
   Royalties                                 -         44,000              -         94,153
                                    ----------     ----------     ----------     ----------
        Total revenues                       -      2,393,752        540,785      4,861,271

 Cost of products and services
   Cost of product sales                     -        246,271         50,649        843,727
   Cost of services                          -        434,048        154,545        827,306
                                    ----------     ----------     ----------     ----------
     Total cost of products
       and services                          -        680,319        205,194      1,671,033
                                    ----------     ----------     ----------     ----------
        Gross margin                         -      1,713,433        335,591      3,190,238

 Operating expenses
   Sales expense                           226          8,768         10,369         40,188
   General and administrative
     expense                            67,760      1,189,408        982,221      3,994,334
   Depreciation and amortization             -        433,907        261,637      1,315,687
   Asset impairment                          -              -      1,238,943              -
   Extinguishment of debt                    -              -              -        406,243
   Discount on acceleration of
     note receivable collection              -              -        300,000              -
   Impairment of goodwill                    -              -      1,005,509              -
                                    ----------     ----------     ----------     ----------
     Total operating expenses           67,986      1,632,083      3,798,679      5,756,452

     Operating income (loss)           (67,986)        81,350     (3,463,088)    (2,566,214)

 Other (income) expense
   Gain on sale of trademark                 -              -              -     (1,103,046)
   Interest and other (income)
     expense                             8,222        (32,346)       (38,728)       (76,852)
   Interest expense                          -          1,115         13,166         95,030
                                    ----------     ----------     ----------     ----------
     Total other (income) expense        8,222        (31,231)       (25,562)    (1,084,868)
                                    ----------     ----------     ----------     ----------

   Net income (loss)                   (76,208)       112,581     (3,437,526)    (1,481,346)

 Decrease in redemption value
   of redeemable preferred stock        30,100         58,157      1,316,100        944,657

 Dividend requirements on
   preferred stock                      (1,075)      (158,883)        (3,225)      (453,225)
                                    ----------     ----------     ----------     ----------
 Net income (loss) attributable
   to common stockholders          $   (47,183)   $    11,855    $(2,124,651)   $  (989,914)
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


 RESTATEMENT

      Certain amounts in the Consolidated Statements of Operations for the three and nine months ended March 31, 2003 have been adjusted based on adjustments reflected in Amendment Number 2 to the Company's Quarterly Report on Form 10-Q/A for the period ended December 31, 2002. These adjustments had no effect on the net income or loss for any periods presented. The net effect on net loss attributable to common stockholders for the three and nine months ended March 31, 2003 was $17,950 and $1,350, respectively.

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

      Subsequent to the period ended March 31, 2003, the holder of the Company's Series 2002-G preferred stock sold all of its interest in the preferred stock to a third party. On April 16, 2003, the new holder of the preferred stock agreed to modify the terms of the preferred stock, whereby any future redemption of the preferred stock shall be at the sole option of the Company. Therefore, the preferred stock will be accounted for in future periods as equity.


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

 EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. There are no dilutive securities in the three and nine-month periods ended March 31, 2003 or 2002. The effect of preferred stock dividends and changes in value of redeemable preferred stock on net income allocable to common stockholders was $.01 and $.02 per share for the three months ended March 31, 2003 and 2002, respectively, and $.34 and $.14 per share for the nine months ended March 31, 2003 and 2002, respectively.

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

 BUSINESS SEGMENT INFORMATION

      During 2002 and 2001, the Company was primarily engaged in the development of advanced digital entertainment devices, computer telephony integration software, and cabling services. The following tables set forth certain information with respect to the three and nine months ended March 31:


                               Three Months Ended           Nine Months Ended
                              March 31     March 31       March 31     March 31
                                2003         2002           2003         2002
                             ----------   ----------    ----------   ----------
 Net revenues
      Product sales         $         -  $   368,783   $    42,730  $ 1,951,218
      Services                        -    1,980,969       498,055    2,815,900
      Royalties                       -       44,000             -       94,153
                             ----------   ----------    ----------   ----------
 Total revenues             $         -  $ 2,393,752   $   540,785  $ 4,861,271
                             ==========   ==========    ==========   ==========

 Operating income (loss)
      Product sales         $      (226) $   198,868   $(1,329,123) $  (253,677)
      Services                        -      376,536      (890,448)     308,537
      Corporate                 (67,760)    (494,054)   (1,243,517)  (2,621,074)
                             ----------   ----------    ----------   ----------
 Total operating
   income (loss)                (67,986)      81,350    (3,463,088)  (2,566,214)

 Less interest expense                -       (1,115)      (13,166)     (95,030)
 Gain on sale of trademark            -            -             -    1,103,046
 Interest and other
   income (expense)              (8,222)      32,346        38,728       76,852
                             ----------   ----------    ----------   ----------
 Net income (loss)          $   (76,208) $   112,581   $(3,437,526) $(1,481,346)
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


                               Three Months Ended           Nine Months Ended
                              March 31     March 31       March 31     March 31
                                2003         2002           2003         2002
                             ----------   ----------    ----------   ----------
 Net income (loss),
   as reported              $   (76,208) $   112,581   $(3,437,526) $(1,481,346)
 Deduct: Total stock-based
  employee compensation
  expense determined using
  the fair value based
  method for all awards     $  (102,920) $   (68,701)  $  (308,760) $  (166,184)
                             ----------   ----------    ----------   ----------
 Pro forma net
   income (loss)            $  (179,128) $    43,880   $(3,746,286) $(1,647,530)
                             ==========   ==========    ==========   ==========

 Income (loss) per share
      Basic, as reported    $     (0.02) $      0.03   $     (0.86) $     (0.44)
      Basic, pro forma      $     (0.04) $      0.01   $     (0.93) $     (0.48)
      Diluted, as reported  $     (0.02) $      0.03   $     (0.86) $     (0.44)
      Diluted, pro forma    $     (0.04) $      0.01   $     (0.93) $     (0.48)



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


                                Three Months Ended         Nine Months Ended
                              March 31      March 31     March 31     March 31
                                2003          2002         2003         2002
                              ---------    ----------   ----------   ----------
 Compensation                $   67,000    $  913,000  $   526,000  $ 2,627,000
 Facilities                       1,000       126,000      142,000      394,000
 Depreciation                         -        69,000       54,000      444,000
 Amortization of product
   and software development
   costs, purchased software,
   trademark, and goodwill            -       226,000      208,000      872,000
 Asset impairment                     -             -    1,239,000            -
 Extinguishment of debt               -             -            -      406,000
 Impairment of goodwill               -             -    1,006,000            -
 Discount on acceleration of
   note receivable collection         -             -      300,000            -
 Legal expense and
   professional fees                  -        69,000      143,000      220,000
 Sales and marketing expenses         -         9,000       10,000       40,000
 Other                                -       220,000      171,000      753,000
                              ---------    ----------   ----------   ----------
 Total                       $   68,000   $ 1,632,000  $ 3,799,000  $ 5,756,000



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


 Subsequent Event

      Subsequent to the period ended March 31, 2003, the holder of the Company's Series 2002-G preferred stock sold all of its interest in the preferred stock to a third party. On April 16, 2003, the new holder of the preferred stock agreed to modify the terms of the preferred stock, whereby any future redemption of the preferred stock shall be at the sole option of the Company. This modification to the terms of the preferred stock will result in the preferred stock being accounted for in future periods as equity.



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


 4.18 Form of warrant issued to Associates Funding Group, Inc. in connection with sale of nine subsidiaries (filed as Exhibit
           "4.18" to the Company's Quarterly Report on Form 10-Q for
           the fiscal quarter ended March 31, 2003, filed on May 20,
           2003 and incorporated herein by reference.)                    N/A

 4.19      Form of warrant issued to Akin, Gump, Strauss, Hauer & Feld,
           LLP. in connection with legal services rendered to the Company (filed as Exhibit "4.19" to the Company's Quarterly Report on
           Form 10-Q for the fiscal quarter ended March 31, 2003, filed
           on May 20, 2003 and incorporated herein by reference.)         N/A

 99.1*     Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to 18 U.S.C. Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002.                                                        19

 _____________
 * Filed herewith.