Form 10-K
period 2003-06-30
VPGI CORP
filed 2003-10-14
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2003

                       Commission file number 000-13225

                                  VPGI CORP.
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

                   Common Stock, par value $.001 per share
                               (Title of class)

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

      Indicate by check mark whether the Registrant is an accelerated filer
 (as defined in Rule 12b-2 of the Act).  YES         NO   X

      As of December 31, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant (3,669,213 shares) was approximately $128,422, based on the closing sale price of the Common Stock as reported by the OTC Bulletin Board[R] ($0.035). Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on corporate records and
 Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      At September 20, 2003 there were 5,242,120 shares of Registrant's Common Stock outstanding.


      DOCUMENTS INCORPORATED BY REFERENCE:  exhibits shown on the Exhibit
 Index.

                                GENERAL INDEX

                                                            Page Number

 ITEM l.   BUSINESS............................................  3

 ITEM 2.   PROPERTIES..........................................  5

 ITEM 3.   LEGAL PROCEEDINGS...................................  5

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  5

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.................................  6

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

 ITEM 9A.  CONTROLS AND PROCEDURES............................. 17

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. 17

 ITEM 11.  EXECUTIVE COMPENSATION.............................. 18

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................... 20

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 21

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.............. 21

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K......................................... 22

 SIGNATURES.................................................... 23

 EXHIBIT INDEX................................................. 53

                                  VPGI CORP.

                                    PART I

 ITEM l.   BUSINESS

      (a)  General Development of Business

      We were incorporated in Texas on July 13, 1984. We filed an S-18 registration statement in November 1984 and completed the registered offering in January 1985. In 1996 we introduced a digital media device (set top box), which enabled the display of Internet content on a television. In 1998 we added design and cabling services for voice/data networks and in 1999 we added computer telephony integration (CTI) capabilities to our product offerings with customized call center solutions.

      In December 2002, due to our financial position and the business outlook for the foreseeable future, we discontinued normal operations.
 All of our directors resigned, except for the CEO who remained as the sole director, and we laid off all of our remaining officers and employees, although some former employees continued to act in limited consulting roles to facilitate an orderly winding down process. We are continuing to evaluate various options and may consider a merger candidate, an acquisition of a viable business or positioning the Company for a buyer of the corporate entity.

      (b)  Financial Information About Industry Segments

      Please refer to Note O of the Notes to Consolidated Financial Statements in this Form 10-K for information concerning Industry Segments.

      (c)  Narrative Description of Business

      We have conducted no business operations since December 2002, except for managing assets and reducing liabilities. The following information, consequently, relates only to normal business operations conducted prior to that date.

 Major Markets, Products and Services

      Our digital media technology was available for licensing by customers wishing to manufacture and market a digital media device that provided easy and affordable access to the Internet through the television medium. The units offered video on demand, Internet access, broadcast entertainment programming and content streams. The digital media devices allowed users to save and store programming, rewind, and pause television shows in mid-broadcast; provided electronic programming guides that allowed users to select channels based on television show, actor, or theme and could be used to collect demographic information.

      Our CTI technologies offered customized products for customer contact centers, which could be designed to support a diverse network of sites, and managed voice and data transactions from multiple sources while allowing for intelligent routing and queuing.

 Patents, Trademarks and Licenses

      We owned or held rights to all patents, trademarks and licenses that we considered to be necessary in the conduct of our business.

 Manufacturing

      We did not own manufacturing facilities, but rather contracted all manufacturing to third parties.

 Environmental

      We were in compliance with all applicable environmental laws.

 Major Customers

      In fiscal year 2003, one customer accounted for approximately 39% of consolidated revenues. In fiscal year 2002, one customer accounted for approximately 44.6% of consolidated revenues and at June 30, 2002, one customer accounted for 58.1% and another customer accounted for 25.2% of trade accounts receivable. In fiscal year 2001, one customer accounted for approximately 24.9% of consolidated revenues and at June 30, 2001, one customer accounted for 49.8% of trade accounts receivable.

 Competition

      We operated in an intensely competitive industry. A number of companies had developed digital media devices and technologies similar to ours, including, among others, low-cost Internet access technologies, (ii) "set top" boxes, as well as (iii) video game devices that provide Internet access. Personal computer manufacturers offered products that offered television viewing combined with Internet access. CTI competitors included companies that marketed products with functionalities similar to ours.

 Employees

      As of June 30, 2003, the Company had no employees.

 Warranty

      The Company has no material outstanding warranty obligations.


 ITEM 2.   PROPERTIES

      Until December 2002, we operated from the following locations, which were deemed suitable for our operations. At June 30, 2003, another business venture was utilizing the former corporate headquarters and making the lease payments. All other locations were closed.

      Location       Purpose/Use               Owned/Leased   Square Footage
      --------       -----------               ------------   --------------
      Dallas, TX     Corporate Headquarters       Leased          16,617
      Dallas, TX     Storage facility             Leased           5,120
      Tulsa, OK      Subsidiary office            Leased           7,500


 ITEM 3.   LEGAL PROCEEDINGS

      During 2003 one of our subsidiaries initiated an arbitration proceeding against Metrophone Telecommunications, Inc. and AT&T Solutions, Inc. alleging breach of contract. AT&T was subsequently dismissed and an arbitration award of approximately $300,000 against Metrophone was awarded by American Arbitration Association, Dallas division, in Case No. 71 181 00650 02, styled uniView Technologies Products Group, Inc. vs. Metrophone Telecommunications, Inc. and AT&T Solutions, Inc. Metrophone has closed its business and collection of the award appears doubtful.

      We were otherwise routinely a party to ordinary litigation incidental to our business, as well as to other litigation of a nonmaterial nature.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      We held a Special Shareholders' Meeting on July 17, 2003 to amend and restate the Articles of Incorporation of the Company, which resulted in a reduction of the par value of the Company's common stock from $.80 to $.001 per share. Of 4,486,120 common shares issued and outstanding as of June 13, 2003, the Record Date, 3,122,257 were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting.

      The following proposal was approved by the required number of shares represented at the meeting:

      1. Adoption of director's proposal to amend and restate the Articles of Incorporation of the Company.

      FOR:   3,037,572         AGAINST:   78,930        ABSTAIN:   5,755

                                   PART II

 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

 Market Information

      Until September 13, 2002 our common stock, $.001 par value (the "Common Stock") traded on the NASDAQ SmallCap Market[SM]. It now trades on the OTC Bulletin Board under the symbol "VPGI." High and low trade price information for our Common Stock is presented below for each quarter in the last two fiscal years.

      Quarter Ending Date              High Trade          Low Trade
      -------------------              ----------          ---------

      Fiscal 2003
      -----------
      June 30, 2003                      $  0.19            $  0.018
      March 31, 2003                     $  0.045           $  0.02
      December 31, 2002                  $  0.20            $  0.035
      September 30, 2002                 $  0.85            $  0.15

      Fiscal 2002
      -----------
      June 30, 2002                      $  0.87            $  0.35
      March 31, 2002                     $  1.31            $  0.57
      December 31, 2001                  $  0.90            $  0.35
      September 30, 2001 *               $  4.08            $  0.65

      * Stock prices adjusted retroactively to reflect the effects of a one-for-eight reverse stock split on September 7, 2001.

 Holders

      As of June 30, 2003 there were approximately 11,500 record shareholders and individual participants in security position listings.

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

 Securities Authorized for Issuance Under Equity Compensation Plans


      The following table summarizes our equity compensation plans as of June 30, 2003:

                                                                      Number of Securities
                       Number of Securities                          Remaining Available For
                        To Be Issued Upon      Weighted-average       Future Issuance Under
                     Exercise of Outstanding   Exercise Price of    Equity Compensation Plans
                       Options, Warrants      Outstanding Options,   (Excluding Securities
 Plan Category             and Rights         Warrants and Rights   Reflected in Column (a))
 --------------------------------------------------------------------------------------------
                       (a)                   (b)                    (c)
 Equity Compensation
 Plans Approved by
 Security Holders          2,044,436               $   4.13                 2,973,064

 Equity Compensation
 Plans Not Approved by
 Security Holders            215,000               $   0.02                       -0-
                           ---------                -------                 ---------
        Total              2,259,436               $   3.74                 2,973,064
                           =========                =======                 =========


      Options issued and available for future issuance under stockholder-approved plans consist primarily of those authorized pursuant to our 1999 Equity Incentive Plan. Options issued under plans not approved by stockholders consist of a one-time grant to former employees for services rendered in connection with the winding down of normal Company operations and to consultants for prior services rendered.

 Recent Sales of Unregistered Securities

      Issuances of equity securities during the fourth fiscal quarter that were not registered under the Securities Act of 1933 consisted of the following:

      On June 4, 2003 we issued to some of our former employees and consultants, for services, warrants to purchase an aggregate of 190,000 shares of our Common Stock. The warrants are exercisable at any time through July 17, 2008 at a fixed exercise price of $0.02 per share. The issuance was made pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, (c) the investor or its purchaser representative were advised of the limitations on resale of the Common Stock, (d) the investor represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and (e) appropriate legends were affixed to the instruments issued in the transactions.


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


                                                    Year Ended June 30,
                             -------------------------------------------------------------
                             2003           2002          2001          2000          1999
                             ----           ----          ----          ----          ----
 Consolidated Statement
 of Operations Data
 -------------------
 Revenues                 $  625,785   $5,369,311     $9,332,232    $ 9,145,705   $11,486,058

 Operating loss           (3,545,461)  (3,894,502)    (6,789,892)   (10,631,655)   (7,913,331)

 Net loss                 (3,475,604)  (2,733,434)    (6,622,458)   (10,863,875)   (6,297,353)

 Net loss attributable
   to common stockholders (2,163,804)  (1,019,077)      (284,658)    (9,825,275)  (10,879,960)

 Loss per Common
   Share (1)                   (0.52)       (0.30)         (0.08)         (3.82)        (7.02)


 Consolidated Balance
  Sheet Data
 --------------------
 Total assets                 22,831    4,842,203      8,837,360     12,523,204    14,080,768

 Long term debt                   --       14,938      1,388,126        595,324     3,823,210

 Redeemable preferred
   stock                          --    1,456,000      1,170,000      8,409,600    10,350,000

 Stockholders' equity
   (deficit)                  10,839    2,018,192      3,933,806        860,699    (2,013,022)

 Number of employees              --           25             67            104            79


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

 FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002
 ---------------------------------------------------------------------------

 Revenues

      Total revenues for fiscal year 2003 decreased to $626,000, as compared to $5.37 million in 2002. Revenues for fiscal year 2003 are primarily comprised of revenues from the sale of CTI products and support services during the first half of the fiscal year before the Company discontinued all operations.

 Gross Margin

      Gross margin for fiscal year 2003 was $421,000, as compared to $3.11 million for 2002. This represents 67.2% of all revenue in fiscal year
 2003, compared to 58% in the previous year. The increase as a percentage of revenue can be attributed to the virtual elimination of all costs associated with the sale of products and services due to the discontinuance of operations.

 Write-Off of Inventory and Software Development Costs

      We wrote off all remaining inventories, purchased software and product and software development costs in December 2002 for fiscal year 2003, as they were no longer being utilized. No inventories were written down or off and we did not capitalize any software development costs in fiscal year 2002.

 Operating Expenses

      Total operating expenses for fiscal year 2003 decreased to approximately $3.97 million, compared to approximately $7.0 million for the same period last year. Significant components of operating expenses for the fiscal years ended June 30, 2003 and 2002 consisted of the following:

                                                   Year ended June 30,
                                            -------------------------------
                                                2003                2002
                                            -----------         -----------
 Compensation                              $    537,859        $  3,099,108
 Facilities                                     156,560             578,423
 Depreciation                                   439,621             494,112
 Asset Impairment                             1,793,534                 -0-
 Amortization of software development
   costs, trademark, and goodwill               177,985           1,098,937
 Online service expense                           2,188              66,516
 Legal expense and professional fees            205,411             141,489
 Extinguishment of debt                             -0-             406,243
 Sales and marketing                             10,370              52,850
 Other                                          642,524           1,070,460
                                            -----------         -----------
 Total                                     $  3,966,052        $  7,008,138
                                            ===========         ===========

      "Other" expenses include public company cost, telephone, travel, office, insurance, and other general and administrative expenses. The decrease in operating expenses for fiscal year 2003 is attributable to the discontinuance of all Company operations in December 2002.

 Interest Expense

       Total interest expense for fiscal year 2003 was $13,000 as compared to $101,000 in 2002. The decrease in interest expense is primarily attributable to the virtual elimination of our debt level at June 30, 2003, from approximately $240,000 at June 30, 2002.


 FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001
 ---------------------------------------------------------------------------

 Revenues

      Total revenues for fiscal year 2002 decreased to $5.37 million, as compared to $9.33 million in 2001. Revenues for fiscal year 2002 were primarily comprised of revenues from the sale of CTI products and support services, as well as revenues from infrastructure design and cabling services.

      CTI. Revenues for our CTI segment for fiscal year 2002 were approximately $2.68 million, compared to approximately $2.88 million for 2001. Much of the revenue for 2002 is attributable to the sale in January 2002 of a source code license to a major customer for $1.3 million in cash. This customer generated approximately $2.5 million of our revenues during the fiscal year ended June 30, 2001 and at the time of the sale represented our largest CTI customer. The transaction resulted in limited revenues from this customer after the sale, as the customer assumed the responsibility for its own CTI software operations. Sales from CTI products and support services since the date of the sale through June 30, 2002 totaled $172,500. In connection with the sale transaction, the customer also offered positions to some of our staff who had been assigned to manage and maintain the customer's contract and our CTI staff was reduced accordingly.

      Cabling services. Revenues for our infrastructure design and cabling services segment for fiscal year 2002 were approximately $2.5 million, compared to approximately $5.0 million for 2001. This segment historically offered computers and computer networks, primarily to school districts. During fiscal year 2001, we shifted our emphasis to providing infrastructure design and cabling services for high-speed voice/data networks. The decrease in revenues for 2002 is attributable to the transition period brought about by the change from primarily offering hardware to primarily offering higher margin services.

      Royalties. Due to the sale of the Curtis Mathes trademark in September 2001, we recognized only $50,000 in royalty revenue from the trademark during fiscal 2002, compared to $1.13 million during the previous year.

 Gross Margin

      Gross margin for fiscal year 2002 was $3.11 million, as compared to $4.35 million for 2001. As a percentage of total revenue, gross margin increased to 58% in fiscal year 2002, compared to 46.6% in the previous year. The increase as a percentage of revenue can be attributed to focusing resources on opportunities that yield better margins, as well as to the sale of the source code license.

 Inventory Write-Down and Software Development Costs

      We did not capitalize any additional software development costs in
 fiscal year 2002.   In fiscal year 2001, we capitalized software development
 costs of $329,000, which were attributable to continued improvements and enhancements to the various models of our digital media device.

 Operating Expenses

      Total operating expenses for fiscal year 2002 decreased 37% to approximately $7.0 million, compared to approximately $11.14 million for the same period last year. Significant components of operating expenses for the fiscal years ended June 30, 2002 and 2001 consisted of the following:

                                                   Year ended June 30,
                                            -------------------------------
                                                2002                2001
                                            -----------         -----------

 Compensation                              $  3,099,108        $  4,972,693
 Facilities                                     578,423             729,766
 Depreciation                                   494,112             583,229
 Amortization of software development
   costs, trademark, and goodwill             1,098,937           1,332,948
 Online service expense                          66,516             853,053
 Legal expense                                  141,489                   0
 Extinguishment of debt                         406,243                   0
 Stock option expense                                 0              58,496
 Other                                        1,123,310           2,611,785
                                            -----------         -----------
 Total                                     $  7,008,138        $ 11,141,970
                                            ===========         ===========

      "Other" expenses include public company cost, telephone, travel, office, insurance, and other general and administrative expenses. The decrease in online service expenses for 2002 compared to 2001 primarily consists of online television listings utilized in connection with our digital media products, which services were terminated in July 2001. The remaining decrease in operating expenses for fiscal year 2002 is primarily attributable to reduced compensation and other expenses due to a reduction in the number of employees and overall cost controls.

 Interest Expense

       Corporate interest expense for fiscal year 2002 was $90,000 as compared to $113,000 in 2001. The decrease in interest expense is primarily attributable to a decrease in our debt level from approximately $1.4 million at June 30, 2001 to approximately $240,000 at June 30, 2002. Products and services interest expense for fiscal year 2002 was $12,000 as compared to $64,000 in 2001. This decrease is due in part to phasing out a line of credit in fiscal 2001. The weighted average interest rate for our borrowings was 13.2% and 13.8% for the years ended June 30, 2002 and 2001, respectively.

                       Liquidity and Capital Resources

      Cash and cash equivalents at June 30, 2003 were $9,883 compared to $724,000 at June 30, 2002. In the past we relied on available borrowing arrangements and sales of our common and preferred stock to supplement operations. However, during 2003 outside financial resources became unavailable to us and it was necessary to discontinue operations and close the Company.

 Cash Flows From Operations

      Cash used in operations for the fiscal year ended June 30, 2003 was $1.07 million compared to $2.15 million used in operations in 2002. The major components of cash used in operations during 2003 were comprised of a $3.48 million loss from operations, including depreciation and amortization of $440,000, asset and goodwill impairment of $1.7 million, and a discount on a note receivable of $300,000.

      Cash used in operations for the fiscal year ended June 30, 2002 was $2.15 million compared to $3.46 million in 2001. The major components of cash used in operations during 2002 were comprised of a $2.73 million loss from operations, including depreciation and amortization of $1.6 million (primarily capitalized software amortization) and a one-time gain of $1.1 million on the sale of the Curtis Mathes trademark, as well as a reduction in our investment in working capital. In addition, a loss of $406,000 for extinguishment of debt resulted from the assumption by the purchaser of the trademark of a $2 million note payable. (See Note H of the Notes to Consolidated Financial Statements in this Form 10-K for additional information on Long-Term Debt.)

      Cash used in operations for the fiscal year ended June 30, 2001 was $3.46 million. Major components of cash used in operations in fiscal year 2001 were a net loss from operations of $6.62 million and a reduction in deferred revenues of $719,000, consisting of fees received in advance for call center maintenance and other services, which were earned and recognized during fiscal year 2001, offset by the following: depreciation and amortization of $1.92 million; accounts receivable decreased by $529,000, primarily due to a slow down in sales during the fourth quarter of fiscal year 2001; prepaid expenses decreased by $730,000 primarily due to a reduction in prepaid expenses for television listings that expired during fiscal year 2001; and accounts payable and accrued liabilities increased by $313,000, primarily due to a $450,000 deposit on the trademark sale received in fiscal year 2001.

 Cash Flows From Investing Activities

      During fiscal year 2003, we discounted the outstanding principal balance of $850,000 of the note receivable received in the sale of the
 Curtis Mathes trademark and collected $550,000.   We additionally redeemed
 a certificate of deposit for $25,000.

      During fiscal year 2002, we sold the Curtis Mathes trademark to an investment group for $4.5 million, which included $635,000 in cash ($450,000 of which was received in fiscal 2001) and $1,865,000 in a note receivable. The sale resulted in a release of a secured debt of $2 million as the buyer assumed the outstanding debt, providing additional operating capital. The value of the sale was based on an estimated four years of projected royalty stream from the Curtis Mathes brand. Payments received on the note receivable in fiscal 2002 totaled $1.02 million, and the outstanding principal balance of the note receivable at June 30, 2002 was $850,000.
 We additionally purchased approximately $12,000 of property and equipment during 2002 and purchased a long-term certificate of deposit for $25,000.

      During fiscal year 2001, we purchased property and equipment for $177,000, approximately $100,000 of which related to computers and computer software. Additional development costs of $329,000 were capitalized as expenditures relating to improvements in our digital media device and we received approximately $68,000 in cash from the sale of fully depreciated equipment.

 Cash Flows From Financing Activities

      Cash of $315,000 was used in financing activities during fiscal year 2003, consisting of payments on long-term and capital lease obligations. Cash of $100,000 was borrowed during fiscal year 2003.

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

                                Other Matters

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

      Redeemable Preferred Stock. Prior to April 2003, the Company's Series 1999-D1 and 2002-G preferred stock was redeemable at the option of the holder, and was therefore classified outside of stockholders' equity. The redemption value of these securities varies based on the market price of the Company's common stock. The Company adopted an accounting method provided in EITF Topic D-98 for these types of securities, which recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. The result of this accounting method is an increase in loss attributable to common shareholders and a decrease in stockholders' equity as the Company's common stock price increases, with the opposite effect when the Company's common stock price decreases. On April 16, 2003, the holder of the Company's Series 2002-G preferred stock agreed to modify the terms of the preferred stock, whereby any future redemption of the preferred stock shall be at the sole option of the Company. This modification to the terms of the preferred stock results in the preferred stock being accounted for as equity at June 30, 2003.

      Product and Software Development Costs. We capitalized product and software development costs beginning at the time technological feasibility of the product or software was established, until the product or software was ready for use in products. Research and development costs of products and software were expensed as incurred. The capitalized costs related to products or software which we expected to become an integral part of our revenue-producing products were amortized in relation to expected revenues from the product, or straight-line over a maximum of four years, whichever was greater. We regularly reviewed the carrying value of product or software development costs, and we would recognize a loss when the expected net realizable value of a product fell below the unamortized cost.

      Impairment of Long-lived Assets. The Company evaluated long-lived assets and intangibles held and used for impairment whenever events or changes in circumstances indicated that the carrying amounts may not be recoverable. Impairment was recognized when the undiscounted cash flows estimated to be generated by those assets were less than the carrying amounts of such assets.

      Revenue Recognition. We recognized revenue as follows: (a) service revenue - when the services were provided; (b) equipment and product sales - at the time of delivery and customer acceptance; (c) installation of software and hardware systems - the completed contract method; and (d) royalties - when earned as the customer sold royalty related products. Amounts for which revenue could not be recognized, such as uncompleted contracts or unearned maintenance services, were included in deferred revenue and were recognized as contracts were completed or ratably over the period covered by the maintenance agreement.


 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Prior to December 2002, we were exposed to market risk from changes in interest rates which could adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we managed exposures through our regular operating and financing activities. We did not use financial instruments for trading or other speculative purposes and we were not a party to any leveraged financial instruments. We were exposed to interest rate risk primarily through our borrowing activities, which are described in the "Long-Term Debt" Notes to the Consolidated Financial Statements, which are incorporated herein by reference.


 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Consolidated Financial Statements and related Financial Statement Schedules are included immediately following the signature page of this Form 10-K.

 Selected Quarterly Financial Data (unaudited)


      The following tables set forth certain unaudited financial data for the quarters indicated:

                                   Fiscal 2003 Quarter Ended                               Fiscal 2002 Quarter Ended
                       --------------------------------------------------    ------------------------------------------------------

                       Sept. 30,     Dec. 31,     March 31,     June 30,      Sept. 30,     Dec. 31,      March 31,     June 30,
                         2002          2002         2003          2003          2001          2001          2002          2002
                       ----------   ----------    ---------    ----------    ----------    ----------    ----------    ----------
 Net Sales            $   437,503  $   103,282   $     0.00   $    85,000   $ 1,639,662   $   827,858   $ 2,393,752   $   508,039

 Gross Margin         $   243,985  $    91,606   $     0.00   $    85,000   $ 1,003,082   $   473,723   $ 1,713,433   $   (76,602)
 % of net sales              55.8%        88.7%           0%          100%         61.2%         57.2%         71.6%        (15.1)%

 Operating income
  loss)               $(1,820,458) $(1,574,644)  $  (67,986)  $   (82,373)  $  (868,653)  $(1,372,669)  $    81,350   $(1,328,287)
 % of net sales           (416.1)%   (1,524.6)%           0%       (96.9)%       (53.0)%       (165.8)%         3.4%       (261.5)%

 Net income (loss)    $(1,806,122) $(1,555,195)  $  (76,208)  $   (38,079)  $  (245,387)  $(1,348,541)  $   112,581   $(1,252,087)
 % of net sales           (412.8)%   (1,505.8)%           0%       (44.8)%       (15.0)%       (162.9)%         4.7%       (246.5)%

 Net income (loss)
  attributable to
  common shareholders $(1,151,372) $  (926,095)  $  (47,183)  $   (39,154)  $   269,913   $(1,429,491)  $    11,855   $   128,646
 % of net sales           (263.2)%     (896.7)%           0%       (46.1)%         16.5%       (172.7)%         0.5%         25.3%

 Net income (loss)
  attributable to
  common shareholders
  per share - basic and
    diluted*               $(0.31)      $(0.24)      $(0.01)       $(0.01)        $0.08        $(0.42)        $0.00         $0.04

 * Difference in per share amounts between quarterly financial data and year-end results are attributable to rounding.



 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

      The client-auditor relationship between the Registrant and Grant Thornton LLP ended, with the approval of Registrant's audit committee, as of August 21, 2003. Grant Thornton declined to stand for reelection.

      During the Registrant's two most recent fiscal years and the subsequent interim period preceding termination of the relationship, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Although unrelated to the change, the former accountant's report on Registrant's financial statements for the fiscal year ended June 30, 2002 contained an opinion that was qualified concerning the Registrant's ability to continue as a going concern. The former accountant was provided with a copy of the foregoing disclosures and was requested to furnish the Registrant with a letter addressed to the Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. The former accountant's letter is filed as Exhibit 16 to the Company's Form 8-K Report filed with the Commission dated August 21, 2003.

      A new independent accountant, Cheshier & Fuller, L.L.P., was engaged as of August 21, 2003 as the principal accountant to audit the Registrant's financial statements beginning with fiscal year ended June 30, 2003.


 ITEM 9A.  CONTROLS AND PROCEDURES

      Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are effective.

                                   PART III


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              Board of Directors

      The following sets forth, with respect to each member of our Board of Directors as of June 30, 2003, his name, age, period served as director, present position, if any, with the Company and other business experience. All directors in the past have served one-year terms between annual meetings of shareholders.

      Patrick A. Custer, 54, is the sole member of the Board and Chief Executive Officer. Mr. Custer served as a director from 1984 to 1985, and from 1987 until the present. He served as President and Chief Executive Officer from 1984 to 1985 and from September 1992 until the present. From 1986 until 1990, Mr. Custer was an international business consultant for Park Central Funding (Guernsey), Ltd. From 1978 until 1982, Mr. Custer was a general securities principal and worked for a major brokerage firm as a corporate finance specialist and was owner of his own brokerage firm. He was responsible for structuring and funding IPO's, real estate, energy companies, and numerous high-tech start-up companies. Mr. Custer's technical experience includes engineering and management positions with Texas Instruments and Honeywell. Mr. Custer is a graduate of Texas Tech University in Finance and Management, with additional studies in Electrical Engineering and master studies in Finance.

                              Executive Officers

      The following table lists the names and positions held by all executive officers as of June 30, 2003.

      Name                          Position
      ----                          --------
      Patrick A. Custer             Sole Board member, President, Chief
                                    Executive Officer and Principal Financial
                                    Officer


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

      Based solely upon a review of the copies of the forms filed pursuant to
 Section 16(a) furnished to us, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal year ended June 30, 2003, we believe that during the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% Owners were complied with.


 ITEM 11.  EXECUTIVE COMPENSATION

                          Summary Compensation Table


      The following table summarizes the compensation paid over the last three completed fiscal years to our Chief Executive Officer and any other executive officer who received compensation exceeding $100,000 during the fiscal year ended June 30, 2003.

                                                               Long Term Compensation
                                                               ------------------------------------
                           Annual Compensation                 Awards                       Payouts
                           ---------------------------------   ---------------------------  -------
(a)               (b)      (c)       (d)      (e)              (f)          (g)             (h)      (i)
                                                                                                         All
                                                                                                        Other
 Name and            Year                          Other         Restricted    Securities      LTIP     Compen-
 Principal           Ended                         Annual          Stock       Underlying      Payouts  sation
 Position           June 30 Salary($) Bonus($) Compensation($)   Awards($)     Options(#)       ($)      ($)
----------          -------  --------  -------  --------------   ----------   --------------  -------  ------

Patrick A. Custer      2003  159,490        -0-       (1)           -0-         310,000         -0-      -0-
 Sole member of the    2002  210,000        -0-       (1)           -0-         378,000         -0-      -0-
 Board and CEO         2001  210,000        -0-       (1)           -0-         141,250         -0-      -0-

 (1) Other annual compensation to this executive officer, including payment of a car allowance and other personal benefits, did not exceed the lesser of $50,000 or 10% of such executive officer's total annual salary and bonus for such fiscal year.


                              Option Grants Table

      The following table shows individual grants of stock options made during fiscal year ended June 30, 2003 to each of the named executive officers.

                                                                                  Potential Realizable
                                                                                  Value at Assumed
                                                                                  Annual Rates of Stock
                                                                                  Price Appreciation
                   Individual Grants                                              for Option Term (2)
--------------------------------------------------------------------------------  ---------------------
(a)                (b)              (c)                    (d)               (e)    (f)      (g)
                   Number of
                   Securities       % of Total   Exercise  Market
                   Underlying       Options      or Base   Price on
                   Options          Granted to   Price     the Date  Expiration
Name               Granted(#)       Employees    ($/Sh)    of Grant  Date         5% ($)   10% ($)
----               -------------    ----------   --------  --------  ----------   -------  ---------
Patrick A. Custer   310,000 (1)      100%        $ 0.02    $ 0.02    06/04/08      1,713    3,785


 (1)  These options are subject to the terms of our 1999 Equity Incentive
      Plan; they have a five-year life and vested immediately upon issuance.

 (2) Potential realizable values are net of exercise price, but before deduction of taxes associated with exercise. The indicated 5% and 10% values represent assumed rates of appreciation only and are provided to comply with Commission regulations. They do not necessarily reflect our views as to the likely trend in the stock price. Actual gains, if any, on stock option exercises and the sale of Common Stock holdings will be dependent upon, among other things, the success of management's endeavors to sell the corporate shell, merge with or acquire a viable business, the resulting future performance of the Common Stock, if any, and overall stock market conditions. The amounts reflected in this table may not be achieved.


                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

      The following table shows aggregate exercises of options (or tandem stock appreciation rights) and freestanding stock appreciation rights during the fiscal year ended June 30, 2003 by each of the named executive officers.

(a)                (b)             (c)          (d)                (e)
                                                Number of
                                                Securities         Value of
                                                Underlying         Unexercised
                                                Unexercised        In-the-Money
                                                Options at         Options at
                                                FY-End (#)         FY-End ($)(1)
                   Shares
                   Acquired        Value        Exercisable (E)/   Exercisable (E)/
Name               on Exercise(#)  Realized($)  Unexercisable (U)  Unexercisable (U)
------             --------------  -----------  -----------------  -----------------
Patrick A. Custer        -0-            -0-         746,500 (E)        27,900 (E)
                                                    189,000 (U)         -0-   (U)

 (1) At June 30, 2003, 310,000 of the options were considered "in-the-money," as the fair market value of the underlying securities on that date ($0.11) exceeded the exercise price of the options ($0.02). None of the remaining options were considered "in-the-money," as the fair market value of the underlying securities did not exceed the exercise price of the options.


                          Compensation of Directors

      Directors are not paid compensation as such, except for services performed in another capacity, such as an executive officer.

   Employment Contracts and Termination and Change-in-Control Arrangements

      At June 30, 2003, we had no employment agreement with any named executive officer.

         Compensation Committee Interlocks and Insider Participation

      Mr. Custer participated in advising the Board of Directors concerning certain aspects of executive officer compensation during the last completed fiscal year. Mr. Custer is Chairman of the Board, President and Chief Executive Officer.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of September 20, 2003 with respect to the beneficial ownership of Common Stock by (i) persons known to us to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors of the Company, (iii) each of the executive officers and (iv) all directors and executive officers of the Company as a group.

      The number of shares of Common Stock beneficially owned by each individual set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of September 28, 2003 (the date on which this Form 10-K is due at the Commission), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Securities and Exchange Commission.

                                  Number of Shares
    Name and Address              Amount and Nature          Percent
    of Beneficial Owner           of Beneficial Ownership    of Class
    -------------------           -----------------------    --------
 5% Beneficial Owners

 Patrick A. Custer                     1,072,508 (1)          17.91%
 17300 N. Dallas Pkwy., Suite 2050
 Dallas, Texas 75248

 Peak Decision International Limited     350,000 (2)           7.80%
 Unit 1603, 16F
 Dina House,
 11 Duddell Street, Central
 Hong Kong

 Trident Growth Fund, L.P.               423,815 (3)           8.80%
 (formerly known as Gemini
 Growth Fund, L.P.)
 3602 McKinney Ave, Suite 220
 Dallas, Texas 75204

 Directors

      Patrick A. Custer                1,072,508 (1)          17.91%

 Executive Officers

      Patrick A. Custer                1,072,508 (1)          17.91%

 All Directors and Executive
      Officers as a Group              1,072,508 (4)          17.91%

 (1) Includes 290,188 shares owned outright by Mr. Custer; 746,500 shares issuable to Mr. Custer upon exercise of vested nonstatutory Employee Stock Options; 32,729 shares held of record by Custer Company, Inc., a family trust, over which Mr. Custer exercises voting control; 2,969 shares owned by his wife; 118 shares held by his wife for the benefit of his minor daughter; and 2 shares each held by Mr. Custer for the benefit of his two sons.

 (2)  Common shares owned.

 (3) Includes 26,625 shares owned outright by Founders Equity Group, Inc., an affiliate of Beneficial Owner, 65,940 shares owned outright by Founders Partners IV, LLC, an affiliate of Beneficial Owner, and 331,250 shares issuable upon exercise of warrants.

 (4) Includes shares beneficially owned by all directors and Executive Officers shown above.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

                                   PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  (1)  Financial Statements

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

      (b)  Reports on Form 8-K.

           During the last quarter of the period covered by this report the Company filed one Report on Form 8-K, dated August 21, 2003, reporting a change in accountants.



                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VPGI CORP.


                               By:   /s/    PATRICK A. CUSTER
                                     ---------------------
                                     Patrick A. Custer
                                     Chief Executive Officer
                                     and Principal Financial Officer

 October 14, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Principal Executive Officer and
      -------------------------------
      Principal Financial and Accounting Officer
      ------------------------------------------

 /s/  PATRICK A. CUSTER       Chairman of the Board,         October 14, 2003
      Patrick A. Custer       Chief Executive Officer
                              and Director

                         Independent Auditor's Report
                         ----------------------------

 Board of Directors
 VPGI Corp. and Subsidiaries

 We have audited the accompanying consolidated balance sheets of VPGI Corp. and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 2003. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of VPGI Corp. and Subsidiaries as of June 30, 2002 and for each of the two years in the period then ended, were audited by other auditors whose report dated September 3, 2002, expressed an unqualified opinion on those statements.

 We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VPGI Corp. and Subsidiaries as of June 30, 2003, and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

 We have also audited Schedule II for the year ended June 30, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

 As shown in the consolidated financial statements, the Company incurred net losses of $3,475,604, $2,733,434 and $6,622,458 for the years ended June 30, 2003, 2002 and 2001, respectively. These factors, among others, as
 discussed   in  Note B  to  the   consolidated  financial  statements  raise
 substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B.



                                    CHESHIER & FULLER, L.L.P
 Dallas, Texas
 September 29, 2003

              Report of Independent Certified Public Accountants


 Board of Directors
 VPGI Corp. and Subsidiaries

 We have audited the accompanying consolidated balance sheets of VPGI Corp. (formerly uniView Technologies Corporation) and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the
 period ended June  30, 2002.   These  financial  statements  are  the
 responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VPGI Corp. and Subsidiaries as of June 30, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

 We have also audited  Schedule II for  the years ended  June 30, 2002  and
 2001.   In our  opinion,  this schedule  presents  fairly, in  all  material respects, the information required to be set forth therein.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $2,733,434 and $6,622,458
 for the years ended June 30, 2002 and 2001,  respectively.   These factors,
 among others, as discussed in Note B to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B.
 The financial statements do not include any adjustments that might result from the outcome of these undertainties.


 GRANT THORNTON LLP

 Dallas, Texas
 September 3, 2002

                         VPGI Corp. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                   June 30,


                     ASSETS                            2003           2002
                                                   -----------    -----------
 CURRENT ASSETS
  Cash and cash equivalents                       $      9,883   $    724,051
  Trade accounts receivable, net of allowance
    for doubtful accounts of $-0- in 2003 and
    $13,637 in 2002                                          -        356,178
  Note receivable from the sale of trademark                 -        850,000
  Inventories                                                -         49,929
  Prepaid expenses                                           -        285,271
  Other current assets                                       -          3,506
                                                   -----------    -----------
     Total current assets                                9,883      2,268,935

 CERTIFICATE OF DEPOSIT                                      -         25,000

 PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,618,974 in 2002                         -        150,033

 OTHER ASSETS
  Purchased software, net of accumulated
    amortization of $1,783,263 in 2002                       -        711,702
  Product and software development costs, net of
    accumulated amortization of $522,476 in 2002             -        422,190
  Intellectual property license                              -        129,500
  Goodwill, net of accumulated amortization of
    $414,824 in 2002                                         -      1,005,509
  Security deposit on corporate office                  12,948         12,948
  Pension surplus                                            -         29,231
  Other                                                      -         87,155
                                                   -----------    -----------
     Total other assets                                 12,948      2,398,235
                                                   -----------    -----------
     Total assets                                 $     22,831   $  4,842,203
                                                   ===========    ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   June 30,


       LIABILITIES AND STOCKHOLDERS' EQUITY            2003           2002
                                                   -----------    -----------
 CURRENT LIABILITIES
  Current maturities of long-term debt,
   net of debt discount of $52,500 in 2002        $          -   $    169,992
  Current maturities of obligations under
    capital leases                                           -         30,002
  Trade accounts payable                                     -        707,207
  Accrued expenses                                      11,992        395,003
  Deposits                                                   -              -
  Deferred revenue                                           -         50,869
                                                   -----------    -----------
     Total current liabilities                          11,992      1,353,073

 LONG TERM DEBT, less current maturities                     -         13,445

 OBLIGATIONS UNDER CAPITAL LEASES,
   less current maturities                                   -          1,493
                                                   -----------    -----------
     Total liabilities                                  11,992      1,368,011

 REDEEMABLE PREFERRED STOCK
  Series 2002-G, -0- shares issued and
    outstanding at June 30, 2003 and 240
    shares issued and outstanding at June 30,
    2002, (liquidation preference of $6 million)             -      1,456,000

 STOCKHOLDERS' EQUITY
  Preferred stock, cumulative, $1.00 par value;
      1,000,000 shares authorized:
    Series A, 30,000 shares issued and outstanding
      at June 30, 2003 and 2002                         30,000         30,000
    Series H, 2 shares issued and outstanding
      at June 30, 2003 and 2002 (liquidation
      preference of $50,000)                                 2              2
    Series 2002-K, 20 shares issued and outstanding
      at June 30, 2003 and June 30, 2002
      (liquidation preference of $500,000)                  20             20
    Series 2002-G, 196 shares issued and outstanding
      at June 30, 2003 (liquidation preference of
      $4.9 million)                                        196              -
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 4,486,120 and 3,749,785 shares
    issued and outstanding at June 30, 2003 and
    2002, respectively                                   4,486          3,750
  Additional paid in capital                        60,337,666     60,186,369
  Accumulated deficit                              (60,361,531)   (58,201,949)
                                                   -----------    -----------
     Total stockholders' equity                         10,839      2,018,192

     Total liabilities and stockholders' equity   $     22,831   $  4,842,203
                                                   ===========    ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                             Years ended June 30,


                                             2003          2002         2001
                                          ----------    ----------   ----------
 Revenues
  Product sales                          $   127,730   $ 1,919,695  $ 5,434,527
  Consulting and support services            498,055     3,399,463    2,765,958
  Royalties                                        -        50,153    1,131,747
                                          ----------    ----------   ----------
     Total revenues                          625,785     5,369,311    9,332,232

 Cost of products and services
  Cost of product sales                       50,649       939,082    3,231,702
  Cost of consulting and support services    154,545     1,316,593    1,748,452
                                          ----------    ----------   ----------
     Total cost of products and services     205,194     2,255,675    4,980,154
                                          ----------    ----------   ----------

     Gross margin                            420,591     3,113,636    4,352,078

 Operating expenses
  Selling                                     10,370        52,850      686,377
  General and administrative               1,722,527     4,955,996    8,539,416
  Depreciation and amortization              439,621     1,593,049    1,916,177
  Extinguishment of debt                          --       406,243           --
  Asset impairment                         1,793,534            --           --
                                          ----------    ----------   ----------
                                           3,966,052     7,008,138   11,141,970
                                          ----------    ----------   ----------
     Operating loss                       (3,545,461)   (3,894,502)  (6,789,892)

 Other (income) expense
  Interest income                            (83,023)      (95,445)     (30,247)
  Interest expense                            13,166       101,389      177,237
  Other income, net                                -       (63,966)    (246,151)
  Gain on sale of assets                           -             -      (68,273)
  Gain on sale of trademark                        -    (1,103,046)           -
                                          ----------    ----------   ----------
     Total other (income) expense            (69,857)   (1,161,068)    (167,434)
                                          ----------    ----------   ----------
     Net loss                             (3,475,604)   (2,733,434)  (6,622,458)
                                          ----------    ----------   ----------

 Decrease in redemption
  value of redeemable preferred stock      1,316,100     2,168,657    7,239,600

 Dividend requirements on preferred stock     (4,300)     (454,300)    (901,800)
                                          ----------    ----------   ----------
 Net loss attributable to
   common stockholders                   $(2,163,804)  $(1,019,077) $  (284,658)
                                          ==========    ==========   ==========
 Per share amounts allocable to common
   stockholders - Basic and diluted

            Net loss                          $(0.52)       $(0.30)      $(0.08)
                                               =====         =====        =====
 Weighted average common shares
   outstanding - Basic and diluted         4,133,160     3,404,172    3,387,645
                                          ==========    ==========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                                    VPGI Corp. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         For the years ended June 30, 2003, 2002 and 2001

                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    paid-in       Accumulated
                                               Shares      Amount    Shares      Amount    capital         deficit         Total
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - July 1, 2000                    3,307,065  $    3,307    30,002  $   30,002   $56,621,178  $ (55,793,788) $    860,699

 Sale of common stock                          91,912          92         -           -     1,999,908              -     2,000,000
 Stock compensation for employees
   and directors                                    -           -         -           -        58,496              -        58,496
 Issuance of warrants for services                  -           -         -           -       212,619              -       212,619
 Issuance of warrants in connection
   with long-term debt                              -           -         -           -       188,600              -       188,600
 Preferred stock dividends                          -           -         -           -             -         (3,750)       (3,750)
 Allocation for decrease in redemption
   value of redeemable preferred stock              -           -         -           -             -      7,239,600     7,239,600
 Net loss                                           -           -         -           -             -     (6,622,458)   (6,622,458)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2001                   3,398,977       3,399    30,002      30,002    59,080,801    (55,180,396)    3,933,806

 Adjustment to common stock for reverse
   stock split                                    808           1         -           -            (1)             -             -
 Issuance of common stock for investment
   in subsidiary                              350,000         350         -           -       129,150              -       129,500
 Issuance of Series 2002-K preferred stock          -           -        20          20       499,980              -       500,000
 Issuance of warrants for services                  -           -         -           -        72,000              -        72,000
 Issuance of warrants in connection
   with long-term debt                              -           -         -           -       156,875              -       156,875
 Repriced warrants in connection
   with long-term debt                              -           -         -           -       179,064              -       179,064
 Issuance of warrants in connection
   with the sale of trademark                       -           -         -           -        68,500              -        68,500
 Preferred stock dividends                          -           -         -           -             -         (2,119)       (2,119)
 Preferred stock dividends forgiven
   in exchange of Series D-1 for
   Series G preferred stock                         -           -         -           -             -     (2,454,657)   (2,454,657)
 Allocation for decrease in redemption
   value of redeemable preferred stock              -           -         -           -             -      2,168,657     2,168,657
 Net loss                                           -           -         -           -             -     (2,733,434)   (2,733,434)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2002                   3,749,785       3,750    30,022      30,022    60,186,369    (58,201,949)    2,018,192

 Conversion of Series 2002-G preferred
   to common stock                            733,335         733         -           -        60,767              -        61,500
 Issuance of common stock in exchange
   for services                                 3,000           3         -           -            66              -            69
 Issuance of warrants for services                  -           -         -           -         4,025              -         4,025
 Issuance of warrants in connection
   with long-term debt                              -           -         -           -         4,965              -         4,965
 Issuance of warrants with sale
   of subsidiaries                                  -           -         -           -         3,270              -         3,270
 Adjustment for Series 2002-G preferred             -           -       196         196        78,204              -        78,400
 Allocation for decrease in redemption
   value of redeemable preferred stock              -           -         -           -             -      1,316,022     1,316,022
 Net loss                                           -           -         -           -             -     (3,475,604)   (3,475,604)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2003                   4,486,120 $     4,486    30,218 $    30,218  $ 60,337,666  $ (60,361,531) $     10,839
                                           ==========  ==========  ========  ==========   ===========   ============   ===========


      The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended June 30,


                                             2003         2002         2001
                                          ----------   ----------   -----------
 Cash flows from operating activities
  Net loss                               $(3,475,604) $(2,733,434)  $(6,622,458)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain on sale of assets                       -            -       (68,273)
      Depreciation and amortization          439,621    1,593,049     1,916,177
      Asset impairment                     1,793,534            -             -
      Provision for bad debt                 300,000            -             -
      Bad debt expense                             -            -        35,816
      Gain on sale of Curtis Mathes
        trademark                                  -   (1,103,046)            -
      Stock compensation expense              11,318            -        58,496
      Issuance of warrants for services            -       72,000       212,619
      Amortization of debt discount                -       53,545        12,250
      Loss on extinguishment of debt               -      406,243             -
      Conversion of preferred stock -
        Series 2002-G                            196            -             -
      Proceeds from issuance of common stock     736            -             -
      Changes in assets and liabilities,
        net of effects from acquisitions
        and dispositions:
           Trade accounts receivable         356,178      205,079       529,388
           Inventories                        49,929      173,520        38,152
           Prepaid expenses                  314,503     (131,738)      729,736
           Other current assets                    -      163,045       205,535
           Other assets                       90,661       81,286       (99,974)
           Accounts payable and accrued
             liabilities                    (904,433)    (734,867)      312,527
           Deferred revenue                  (50,869)    (194,165)     (718,996)
                                          ----------   ----------   -----------
           Cash and cash equivalents
             used in operating
             activities                   (1,074,230)  (2,149,483)   (3,459,005)

 Cash flows from investing activities
  Purchase of property and equipment               -      (11,606)     (177,234)
  Additions to product and software
    development costs                              -            -      (329,307)
  Collections on note receivable             550,000    1,015,000             -
  Proceeds from sale of trademark                  -      185,000             -
  Investment in certificate of deposit             -      (25,000)            -
  Proceeds from certificate of deposit        25,000            -             -
  Proceeds from sale of assets                     -            -        68,273
  Disposal of property and equipment               -       23,019             -
                                          ----------   ----------   -----------
      Cash and cash equivalents provided
        by (used in) investing activities    575,000    1,186,413      (438,268)

 Cash flows from financing activities
  Proceeds from long term debt               100,000      700,000     1,517,025
  Proceeds from line of credit                     -            -     1,746,003
  Principal payments on line of credit             -            -    (2,067,445)
  Principal payments on long-term debt      (313,445)     (19,621)      (24,824)
  Principal payments on capital lease
    obligations                               (1,493)     (71,740)     (111,302)
  Dividends paid                                   -       (2,119)       (3,750)
  Proceeds from issuance of preferred
    stock - Series 2002-K                          -      500,000             -
  Proceeds from issuance of common stock           -            -     2,000,000
                                          ----------   ----------   -----------
    Cash and cash equivalents provided
      by (used in) financing activities     (214,938)   1,106,520     3,055,707
                                          ----------   ----------   -----------

 Net increase (decrease) in cash and
   cash equivalents                         (714,168)     143,450      (841,566)

 Cash and cash equivalents,
   beginning of year                         724,051      580,601     1,422,167
                                          ----------   ----------   -----------
 Cash and cash equivalents,
   end of year                           $     9,883  $   724,051  $    580,601
                                          ==========   ==========   ===========
 Supplemental information
  Cash paid for interest                 $    13,166  $    80,965  $    142,343
                                          ==========   ==========   ===========

 See Note N for supplemental schedule of non-cash investing and financing activities.

 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2003, 2002 and 2001



 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business
  -----------------------
  Until  it discontinued  normal  operations  in December  2002 (see Note B),
  VPGI  Corp. (formerly uniView Technologies Corporation)  and   Subsidiaries
  (the Company), offered enhanced digital media solutions to customers worldwide. It also offered contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration (CTI) software products and services.

  Principles of Consolidation
  ---------------------------
  The accompanying consolidated financial statements include the accounts  of
  the Company and  its subsidiaries.   All significant intercompany  balances
  and transactions have been eliminated in consolidation.

  Use of Estimates
  ----------------
  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

  Accounting for Impairment of Long-Lived Assets
  ----------------------------------------------
  The Company evaluates long-lived assets and intangible assets, including goodwill, held and used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment of goodwill is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Impairment of other assets is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of such assets.

  Product and Software Development Costs
  --------------------------------------
  The Company capitalizes product and software development costs incurred from the time technological feasibility of the product or software is established until the product or software is ready for use in products. Research and development costs related to product and software development are expensed as incurred. The capitalized costs related to the product or software which will become an integral part of the Company's revenue-producing products are amortized in relation to expected revenues from the product or straight-line, over a maximum of four years, whichever is greater. The carrying value of product or software development costs is regularly reviewed by the Company, and a loss is recognized when the net realizable value by product falls below the unamortized cost.

  Fair Value of Financial Instruments
  -----------------------------------
  The Company's financial instruments consist of cash and cash equivalents, notes receivable, redeemable preferred stock and debt. The fair value of cash and notes receivable approximate the recorded amounts because of the liquidity and short term nature of these items. The fair value of debt approximates the recorded amounts. The fair value of redeemable preferred stock is reflected by the recorded amount as it represents fair value based on the market price of the Company's common stock.

  Stock-Based Compensation
  ------------------------
  The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

  Redeemable Preferred Stock
  --------------------------
  Prior to  April 2003,  the Company's  Series 1999-D1  and 2002-G  preferred stock was redeemable at the option of the holder, and was therefore classified outside of stockholders' equity. The redemption value of these securities varies based on the market price of the Company's common stock. The Company adopted an accounting method provided in EITF Topic D-98 for these types of securities, which recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. The result of this accounting method is an increase in loss attributable to common shareholders and a decrease in stockholders' equity as the Company's common stock price increases, with the opposite effect when the Company's common stock price decreases.

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

  On January  16, 2002,  the Company  completed  the sale  of a  source  code license to one of its largest customers of its CTI product. The sale resulted in the Company receiving $1.3 million in cash (this revenue is included in consulting and support service revenue in the accompanying statements of operations). The buyer also hired six of the Company's employees.

  Advertising Costs
  -----------------
  Advertising costs  are  charged to  operations  as  incurred.   Advertising
  costs for the years ended June 30, 2003, 2002, and 2001 were $319, $23,469, and $555,187, respectively.

  Reverse Stock Split
  -------------------
  In September 2001, the Company's stockholders approved a one for eight reverse stock split. All share and per share data give effect to the reverse split applied retroactively as if it occurred at the beginning of the earliest period presented. The number of outstanding shares has been further adjusted to reflect the effects of rounding fractional shares to the next whole share after the reverse split.

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

  All share and per share data give retroactive effect to the one for eight reverse stock split approved by the stockholders in September 2001 as if the reverse split occurred at the beginning of the earliest period presented.

  Reclassifications
  -----------------
  Certain reclassifications of the 2002 and 2001 financial statements and related notes have been made to conform with the 2003 presentation.

  New Pronouncements
  ------------------
  In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects no material impact to its financial statements upon adoption of SFAS 146.

  In December 2002, FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. The standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to adopt SFAS 148 for fiscal years beginning after December 15, 2002. The Company does not believe that the adoption of this standard will have a material effect on its financial condition or results of operation.


 NOTE B - GOING CONCERN MATTERS

  The Company laid off all of its employees and discontinued normal operations in December 2002. The accompanying financial statements have been prepared accordingly. The Company incurred net losses of $3,475,604, $2,733,434 and $6,622,458 for the years ended June 30, 2003, 2002 and
  2001, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

  For the last several years, the Company had been developing its business plan with a focus in offering its technical expertise in information technology. The Company's product offerings included providing consulting services to niche markets, technology products through its digital media products and computer telephony integration products. The Company is continuing to evaluate all of its options and may consider seeking a buyer, a merger candidate or an acquisition of a viable business.

  The financial statements do not include any adjustment to reflect the possible effects on the recoverability and classification of assets or liabilities which may result from the inability of the Company to continue as a going concern.


 NOTE C - BUSINESS COMBINATIONS AND DIVESTITURES

  Effective  September  22,  1999  the  Company  acquired  assets  of   Zirca
  Corporation ("Zirca") for $300,000 cash and 45,000 restricted common shares of the Company valued at $675,000. The acquisition of Zirca was accounted for as a purchase and the Company allocated the excess purchase price over tangible assets acquired of approximately $360,000 to purchased software. In December 2001, the Company wrote off the remaining assets of $143,539 relating to prior acquisitions as these assets were no longer being utilized.

  Effective June 26, 2002, the Company acquired 60% of the outstanding capital stock of an Asian company for 350,000 shares of its common stock. The acquisition was accounted for as a purchase. The Company allocated the purchase price of approximately $129,500 to intellectual property license. In December 2002, the Company wrote off this asset, as it was no longer being utilized.

  All acquisitions have been accounted for as purchases and the operations of the purchased companies have been included in the Company's statement of operations since their date of acquisition.


 NOTE D - SUBSEQUENT EVENTS

  In July 2003, stockholders approved an amendment and restatement of the Company's articles of incorporation, resulting in a reduction in par value of the Company's common stock from $.80 per share to $.001 per share. The authorized number of shares was maintained at 80,000,000. All share and per share data give effect to the reduction in par value applied retroactively as if it occurred on July 1, 2000.


 NOTE E - DISPOSITION OF ASSETS AND SIGNIFICANT SALES TRANSACTIONS

  In September 2001, the Company sold the Curtis Mathes trademark for $4.5 million, consisting of cash and notes receivable. $450,000 in cash was received in June 2001. At June 30, 2002, a total of $1,650,000 of the purchase price had been received in cash, leaving a principal balance of $850,000 on a note receivable due in March 2003. In connection with the sale, the Company was released from approximately $2.0 million of long-term debt, which was assumed by the buyer of the trademark. As a result of the release of this long-term debt, the Company recorded an extraordinary loss on debt extinguishment of $406,243. The Company had issued warrants to the lender in connection with the loan and was amortizing these costs over the life of the loan. The carrying amount of the debt was $1,593,757 at the time of payment due to the value of the warrants and upon extinguishment of the debt, all of the costs were accelerated. The Company recorded a gain of $1,103,046 on the sale of the trademark.

  In January 2002, the Company sold a source code license of its CIMphony product to HSBC, its largest customer for that product, for $1.3 million in cash. In February 2002, as part of the agreement, the Company allowed HSBC to hire six of its employees who were principally involved in servicing this customer, while retaining adequate support staff for its other CTI customers. In addition to providing cash for operations, this transaction resulted in a reduction of overall employee expenses, while continuing to allow opportunities for sales of CIMphony source code licenses to other customers. However, the transaction was expected to result in limited revenues in the future from this customer, as it assumes the responsibility for its own CTI software operations. This customer generated approximately $241,000 and $2.4 million (including the sale of the source code license) in revenues during the years ended June 30, 2003 and 2002, respectively.

  In December 2002, the Company sold nine of its subsidiaries: Video Management, Inc., including its wholly owned subsidiary Network America, Inc., Corporate Network Solutions, L.C., Warranty Repair Corporation, FFL Corporation, including its wholly owned subsidiary Systematic Electronics Corp., uniView Technologies Advanced Systems Group, Inc., uniView Network America Corp., and uniView Xpressway Corporation. In the transaction, all of the issued and outstanding common stock of each of subsidiary was transferred to W. I. Technology Holding Company Inc. for a purchase price of $10. In connection with the sale, the Company issued warrants to purchase 150,000 shares of its common stock, exercisable through December 19, 2005 at a fixed exercise price of $.01 per share. The Company had no operations remaining after the sale. Due to the resulting suspension of ongoing development of its technologies, the Company wrote down all of the intellectual property values and goodwill associated with its technologies. The Company reported no gain or loss on the transaction as the assets of these subsidiaries had been written off or realized, and the liabilities on the books were satisfied prior to the sale.


 NOTE F - PROPERTY AND EQUIPMENT

  As a result of the cessation of all normal business activities, the Company wrote off all remaining property and equipment during 2003. Property and equipment at June 30 consist of the following:

                                      Useful life
                                      (in years)         2002
                                      -----------     ----------
    Equipment                             3-5        $ 1,306,933
    Furniture and fixtures                 5             177,698
    Computer software                      3             102,603
    Vehicles                               3             116,503
    Leasehold improvements             lease term         65,270
                                                      ----------
                                                       1,769,007
    Less accumulated depreciation
      and amortization                                (1,618,974)
                                                      ----------
                                                     $   150,033
                                                      ==========

  Equipment under capital leases included above at June 30, 2003 and 2002 was $-0- and $102,921, respectively, and the related accumulated amortization amounted to $-0- and $78,935, respectively. Amortization of assets held under capital leases is included with depreciation expense.

  Depreciation expense for years ending June 30, 2003, 2002, and 2001 totaled $439,621, $494,112, and $583,229, respectively.


 NOTE G - OTHER ASSETS

  Other assets at June 30 consist of the following:

                                                 2003          2002
                                              ----------    ----------
    Purchased software                       $         -   $ 2,494,965
    Product and software development costs             -       944,666
    Intellectual property license                      -       129,500
    Goodwill                                           -     1,420,333
    Security deposit on corporate office          12,948        12,948
    Pension surplus                                    -        29,231
    Other                                              -        87,155
                                              ----------    ----------
                                                  12,948     5,118,798
    Less accumulated amortization                      -    (2,720,563)
                                              ----------    ----------
                                             $    12,948   $ 2,398,235
                                              ==========    ==========

  Purchased software is normally amortized in relation to expected revenue from the product or straight-line over a maximum of four years, whichever is greater. Amortization expense for the years ended June 30, 2003, 2002, and 2001 was $177,985, $683,718, and $808,392, respectively. Revenue from these products was $241,026, $2,677,445 (including the $1.3 million sale of the source code license), and $2,972,504 for the years ended June 30, 2003, 2002, and 2001, respectively. In December 2002, the Company wrote off this asset, as it was no longer being utilized.

  Product and software development costs are normally amortized over their estimated useful life of three years. Amortization expense for the years ended June 30, 2003, 2002, and 2001 was $-0-, $273,060, and $178,867,
  respectively. Revenue from these products was $2,808, $93,623, and $22,423 for the years ended June 30, 2003, 2002 and 2001, respectively. In December 2002, the Company wrote off this asset, as it was no longer being utilized.

  The Company purchased the Curtis Mathes Corporation in 1993 and sold its only remaining asset, the Curtis Mathes trademark, in September 2001 for a gain of $1,103,046. The trademark was being amortized on a straight-line basis over 20 years. Amortization expense for the years ended June 30, 2002 and 2001 was $43,706 and $244,237, respectively.

  Goodwill totaling $1,420,333 from 1998 acquisitions of Video Management, Inc. (VMI) and Corporate Network Solutions (CNS) was being amortized over its estimated useful life of fourteen years. Amortization expense for each of the years ended June 30, 2002 and 2001 was $101,453. In October 2002, management and the Board of Directors of the Company determined, based on i) lower than expected revenues, ii) its inability to secure contracts it had expected to secure during the quarter ended September 30, 2002, and iii) its limited resources, the Company would not continue to support the operations of its subsidiary, Network America, Inc. (NWA). As a result of this decision, and based on the fair value of the subsidiary, the Company determined that the $1,005,509 of unamortized goodwill on the Company's books relating to NWA was impaired. Accordingly, the Company recorded an impairment expense for that amount to write off the goodwill as of September 30, 2002.


 NOTE H - LONG-TERM DEBT

  Long-term debt at June 30 consists of the following:
                                                               2002
                                                            ----------
    Convertible note payable to a finance company
      collateralized by substantially all assets
      with interest at 14%.  Interest payments due
      monthly, principal due May 31, 2003.                 $   200,000
    Other                                                       35,937
                                                            ----------
                                                               235,937
      Less debt discount                                       (52,500)
                                                            ----------
                                                               183,437
      Less current portion                                    (169,992)
                                                            ----------
                                                           $    13,445
                                                            ==========

  The weighted average interest rate of borrowings outstanding at June 30, 2002 was 13.19%.

  On May 10, 2002 the Company entered into a note payable with Gemini Growth Fund, L.P. for $200,000, at an annual interest rate of 14%, maturing on
  May 31, 2003. On November 12, 2002, the loan agreement was modified to change the loan amount from $200,000 to $300,000 and the Company entered into an additional note payable with Trident Growth Fund, L.P., formerly known as Gemini Growth Fund, L.P., for $100,000 at an annual interest rate of 14%, maturing on November 30, 2003. In connection with the $100,000 loan, the Company issued warrants to purchase 75,000 shares of its common stock, exercisable for three years at a fixed exercise price of $1.50 per share. The loans were collateralized by a security interest in the note received in connection with the sale of the Curtis Mathes trademark and other assets of the Company. Interest was payable monthly in cash. In December 2002, the Company received a notice of default and acceleration notice from Trident Growth Fund, accelerating the entire principal balance due on the notes. To satisfy this obligation, the Company negotiated a discount on the $850,000 note receivable it acquired in the sale of the Curtis Mathes trademark in exchange for a lump sum payment of $550,000 from the debtor, charging $300,000 to bad debt expense. Approximately $300,000 of the proceeds received by the Company were applied to pay the entire remaining principal balance, as well as accumulated interest and other fees, due on the note payable to Trident Growth Fund.


 NOTE I - COMMITMENTS AND CONTINGENCIES

  Lease Commitments
  -----------------
  The Company leases equipment and facilities under various non-cancelable operating and capital leases which expire at various dates through fiscal 2005. The following are scheduled future minimum lease payments and sublease rental income at June 30, 2003:


                                              Operating Leases
                                        ----------------------------
                                        Minimum    Sublease
   Year ending                           lease      rental
    June 30,                            payments    income    Totals
    --------                            -------    -------   -------
      2004                             $146,940   $      -  $146,940
      2005                               61,224          -    61,224
                                        -------    -------   -------
    Total minimum lease payments       $208,164   $      -  $208,164
                                        =======    =======   =======

  Rental expense under operating leases for the years ended June 30, 2003, 2002 and 2001 was $128,197, $437,124 and $616,327, respectively.

  Litigation
  ----------
  On July 26, 1999, the Company and a vendor agreed to settle a legal action. In return for a prepayment of $750,000 and 31,250 shares of its common stock whose market value at closing date was $16.00 per share, the Company received two years of television listing services from the vendor. The agreement required an additional annual fee of $70,000 and a nominal fee per customer. As of June 30, 2002, all fees associated with the agreement had been fully paid.

  The Company is routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company.


 NOTE J - CONCENTRATIONS OF CREDIT RISK

  During 2003, 2002 and 2001, one customer represented 39%, 45% and 25% of sales, respectively. At June 30, 2002, two customers accounted for 84% of trade accounts receivable. At June 30, 2001, one customer accounted for 50% of trade accounts receivable.

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

  In December 1992, the Company issued 140,000 shares of Series A redeemable preferred stock (stated value $1 per share). In fiscal 2000, 100,000 shares were redeemed for cash, and 10,000 shares were converted to common stock, with the remaining 30,000 outstanding at June 30, 2003. Shares accumulate dividends at 6%, or $1,800 per year. Dividends in arrears at June 30, 2003 and 2002 on Series A shares totaled $12,150 and $10,350, respectively.

  In fiscal  1996,  the Company  issued 55  shares  of Series  H  convertible preferred stock (stated value $25,000 per share). 52 shares were converted into common stock in fiscal 1997, and one share was converted in fiscal 2000, with the remaining two shares outstanding at June 30, 2003. Shares accumulate dividends at 5%, or $2,500 per year and are paid in May and November of each year. Shares are convertible based on 80% of the five day average closing bid price of the Company's common stock, with minimum and maximum conversion limits of $12 and $32 per share, respectively. Dividends of $2,500 and $-0- were in arrears on Series H shares at June 30, 2003 and 2002, respectively.

  In June 1999, the Company issued 720 shares of Series D-1 convertible preferred stock (stated value $25,000 per share). The shares accumulated dividends at 5%, or $900,000 per year and were convertible into common stock at $32 per share. In fiscal 2002, the Company exchanged these shares for 240 shares of Series 2002-G preferred stock (stated valued $25,000 per share). The new series of preferred stock has no provision for dividends and was convertible into 4,000,000 shares of common stock at $1.50 per share. All outstanding and unconverted shares of the new preferred stock as of June 30, 2004 shall be, at the Company's option, either converted into common stock or redeemed by the Company based on the market price of the Company's common stock. Cumulative dividends in arrears at June 30, 2001 totaled $1,850,000. In conjunction with the exchange of shares, all accumulated dividends associated with the D-1 preferred stock were released by mutual agreement.

  Dividends of $-0-, $2,119 and $3,750 on preferred stock were paid during the years ended June 30, 2003, 2002, and 2001, respectively. Cumulative dividends in arrears as of June 30, 2003 and 2002 amounted to $14,650 and $10,350, respectively.

  In June 2002, the Company issued 20 shares of Series 2002-K convertible preferred stock (stated value $25,000 per share). The shares have no provision for dividends and are convertible into common shares at $.80 per share. At any time, at the Company's sole discretion, the Company may redeem all or part of the outstanding preferred shares at a price per share of 120% of their face value.

  On April 16, 2003, the holder of the Company's Series 2002-G preferred stock agreed to modify the terms of the preferred stock, whereby any future redemption of the preferred stock shall be at the sole option of the Company rather than at the option of the Holder. This modification to the terms of the preferred stock resulted in the preferred stock being accounted for as equity as of June 30, 2003, rather than as liability. In addition, 44 shares of the preferred stock was converted into 733,335 shares of common stock for a total of $61,500.

  Stock Options
  -------------
  The Company  has  periodically granted  stock  options for  employment  and
  outside services  received during the  years reported.   These options  are
  treated as fixed, compensatory awards.

  The Company has granted non-compensatory stock options to key employees and directors at market value at the date of grant. The options granted to directors have generally vested immediately, and the options granted to employees have generally vested over a 3-year period; however, during 2003, options covering 310,000 shares were granted that vested immediately. During 2002 and 2001, options covering 22,688 and 185,882 shares, respectively, were granted that vest over 3 years.

  During 2003 and 2002, options issued to employees and directors with exercise prices less than market on the grant date were immaterial and, accordingly, no compensation expense was recognized in those years. During 2001, options issued to employees and directors with exercise prices less than market value resulted in compensation expense under the intrinsic value method of $58,496. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and net loss per share for 2003, 2002 and 2001 would have been increased as follows:

                                         2003          2002          2001
                                      ----------    ----------    ----------
    Net loss
      As reported                    $(3,475,604)  $(2,733,434)  $(6,622,458)
      Deduct:  total stock-based
       employee compensation expense
       determined under fair value
       based method for all awards,
       net of income tax effect         (261,578)     (250,113)   (3,133,230)
                                      ----------    ----------    ----------
      Pro forma net loss             $(3,737,182)  $(2,983,547)  $(9,755,688)
                                      ==========    ==========    ==========
    Loss per share
      As reported                          (0.52)        (0.80)        (2.22)
      Pro forma                            (0.90)        (0.88)        (2.88)

  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                     2003            2002            2001
                                  ----------      ----------      ----------
    Expected volatility               150%            150%           150%
    Risk-free interest rate      1.15% - 1.3%    3.50% - 4.30%  4.33% - 5.75%
    Expected lives             2.7 to 5.5 years     3 years      1 to 3 years
    Dividend yield                     -               -              -


  Additional information with respect to all options outstanding at June 30, 2003, and changes for the three years then ended was as follows:

                         Above            Equal to          Below
                      market price      market price     market price
                   ------------------  ---------------  --------------
                            Weighted          Weighted         Weighted
                            average            average         average
                            exercise          exercise        exercise   Total
                   Options    price   Options   price Options   price   Options
                   -------   ------   ------    ----- -------   -----   -------
  Outstanding at
  June 30, 2000    207,291  $ 20.24   12,500   $14.64 113,438  $15.60   333,229

  Granted          275,679    14.80    6,250    14.48   9,026   16.48   290,955
  Forfeited        (28,040)   17.68        -        -  (6,563)  16.48   (34,603)
                   -------   ------   ------    ----- -------   -----   -------
  Outstanding at
  June 30, 2001    454,930   15.761    8,750    14.56 115,901   15.68   589,581

  Granted        2,162,857     0.83        -        -       -       - 2,162,857
  Forfeited       (540,820)    2.46        -        - (11,147)  28.65  (551,967)
                   -------   ------   ------    ----- -------   -----   -------
  Outstanding at
  June 30, 2002  2,076,967     3.63   18,750    14.56 104,754   14.40 2,200,471

  Granted                -        -  310,000     0.02       -       -   310,000
  Forfeited       (466,035)    1.56        -        -       -       -  (466,035)
                   -------   ------   ------    ----- -------   -----   -------
  Outstanding at
  June 30, 2003  1,610,932  $ 4.13   328,750     0.85 104,754  $14.40 2,044,436
                 =========   ======   ======    ===== =======   ===== =========


                                                 Number       Weighted
                                               of shares      average
                                               underlying     exercise
                                                options        price
                                               ----------      -----

    Options exercisable at June 30, 2001         558,519      $15.60
                                               =========       =====
    Options exercisable at June 30, 2002       1,061,555      $ 7.91
                                               =========       =====
    Options exercisable at June 30, 2003       1,855,436      $ 4.55
                                               =========       =====

  For 2003, options granted equal to market value had a weighted average fair value per share of $0.02. For 2002, options granted above market value had a weighted average fair value per share of $0.83. For 2001, options granted above, equal to, and below market value had a weighted average fair value per share of $11.20, $11.92 and $16.08, respectively.

  Information about stock options outstanding at June 30, 2003 is summarized as follows:

                          Options outstanding             Exercisable
                  --------------------------------  ----------------------
                               Weighted
                               average    Weighted                Weighted
                              remaining    average                 average
      Range of                contractual exercise    Number      exercise
   exercise prices     Number   life       price    exercisable     price
  ----------------   ---------  -----     -------   -----------   --------

  $0.02                310,000   4.90    $  0.02      310,000     $  0.02
  $0.80              1,208,930   3.31       0.80    1,019,930        0.80
  $12.00 to $16.48     506,756   1.58      14.11      506,756       14.11
  $21.52 to $28.00      18,750   1.63      25.84       18,750       25.84
                     ---------                      ---------
                     2,044,436                      1,855,436
                     =========                      =========

  Common stock warrants issued and outstanding at June 30, 2003 are summarized as follows:

                                                Weighted         Weighted
                                                 average         average
    Range of exercise price           Number  remaining life  exercise price
    ----------------------           -------  --------------  --------------
    $0.01 to $0.02                   365,000       3.98          $  0.02
    $1.50 to $6.72                   381,250       1.94             2.01
    $13.28 to $28.00                  15,000       2.29            25.55
    $32.00 to $48.00                 170,000       1.51            33.76

  All outstanding warrants are exercisable at June 30, 2003, with the exception of 100,000 warrants which become exercisable at various dates through February 2005.

  During the year ended June 30, 2003, warrants to purchase 25,000 shares of the Company's common stock were granted in connection with services provided. The warrants have an exercise price of $.01, expire in July 2008, and were valued at $548 at June 30, 2003. Additionally, warrants to purchase 190,000 shares of the Company's common stock were granted in connection with services provided. The warrants have an exercise price of $.02, expire in July 2008, and were valued at $3,477 at June 30, 2003. Additionally, warrants to purchase 75,000 shares of the Company's common stock were granted in connection with the issuance of long-term debt.
  These warrants have an exercise price of $1.50, with a provision to reprice at par value upon the satisfaction of the anti-dilution provisions of certain preferred stock, and expire in November 2005. The value of the warrants is $4,965 at June 30, 2003. Additionally, warrants to purchase 150,000 shares of the Company's common stock were granted in connection with the sale of subsidiaries. The warrants have an exercise price of $.01, expire in December, 2005, and were valued at $3,270.

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


 NOTE L - INCOME TAXES

  A reconciliation of income tax benefit computed by applying the U.S. Federal tax rates to the net loss and recorded income tax expense (benefit) is as follows:

                                         2003          2002          2001
                                      ----------    ----------    ----------
  Tax benefit at statutory rate      $(1,338,107)  $  (929,368)  $(2,251,636)
  Non-deductible expenses                      -         3,134        93,572
  Change in estimate for prior years           -             -             -
  Sale of trademark                            -      (610,842)            -
  Adjustment of net operating
    loss carryforwards                         -             -     2,164,423
  Change in valuation allowance        1,338,107     1,502,582        (6,359)
  Other                                        -        34,494             -
                                      ----------    ----------    ----------
                                     $         -   $         -   $         -
                                      ==========    ==========    ==========

  The components of the Company's deferred income taxes at June 30, 2003 and 2002 are as follows:

                                                 2003          2002
                                              ----------   ----------

    Deferred tax assets
      Inventories                            $         -  $    13,600
      Accounts receivable                              -        4,637
      Fixed assets                                     -       38,695
      Accrued liabilities                              -       16,900
      Deferred revenue                                 -       12,250
      Net operating loss carryforwards        21,041,871   19,703,764
                                              ----------   ----------
                                              21,041,871   19,789,846
    Deferred tax liabilities
      Software and product development costs           -     (86,402)
                                              ----------   ----------
      Net deferred tax asset                  21,041,871   19,703,444
      Valuation allowance                    (21,041,871) (19,703,444)
                                              ----------   ----------
                                             $         -  $         -
                                              ==========   ==========

  At June 30, 2003, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $63,416,602 which may be used to offset future taxable income, subject to certain limitations and provisions of the Internal Revenue Code, and will expire in various amounts in the years 2008 through 2022 if not utilized.


 NOTE M - PENSION AND OTHER BENEFIT PROGRAMS

  Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. The following table sets forth the funded status of the Company's defined pension plan at June 30:

                                           2003          2002          2001
                                         --------      --------      --------
    Actuarial present value of
     benefit obligations
    --------------------------
    Accumulated benefit obligation      $ 637,444     $ 637,444     $ 700,879
                                         ========      ========      ========

    Projected benefit obligation          637,444       637,444       700,879
    Plan assets at fair value             637,444       666,675       609,637
                                         --------      --------      --------

    Excess projected benefit obligation         -       (29,231)       91,242
                                         --------      --------      --------
    Net pension (asset) liability       $       -     $ (29,231)    $  91,242
                                         ========      ========      ========

    Net pension cost includes
    the following components
    ------------------------
    Interest on unfunded liability      $  (2,046)    $   6,387     $   8,660
    Actuarial (gain) loss                 (16,420)      (84,881)       (5,187)
                                         --------      --------      --------
    Net pension cost (benefits)         $ (18,466)    $ (78,494)    $   3,473
                                         ========      ========      ========

  The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for 2003, 2002, and 2001 was 7%. The net pension asset is shown in other noncurrent assets in the consolidated balance sheet.


 NOTE N - NON-CASH INVESTING AND FINANCING ACTIVITIES

                                            2003         2002         2001
                                         ----------   ----------   ----------
 SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock for
    purchase of assets                  $         -   $  129,500  $         -
                                         ==========    =========   ==========
  Issuance of common stock for services $        69   $        -  $         -
                                         ==========    =========   ==========
  Issuance of common stock warrants
    for services                        $     4,025   $   72,000  $   212,619
                                         ==========    =========   ==========
  Stock compensation                    $         -   $        -  $    58,496
                                         ==========    =========   ==========
  Issuance of warrants in connection
    with sale of trademark              $         -   $   68,500  $         -
                                         ==========    =========   ==========
  Issuance of warrants in connection
    with sale of subsidiaries           $     3,270   $        -  $         -
                                         ==========    =========   ==========
  Note receivable from sale
    of trademark                        $         -   $1,865,000  $         -
                                         ==========    =========   ==========
  Debt relieved upon sale of trademark  $         -   $2,000,000  $         -
                                         ==========    =========   ==========
  Issuance of warrants in connection
    with long-term debt                 $     4,965   $  335,938  $   188,600
                                         ==========    =========   ==========
  Conversion of preferred stock
    to common stock                     $    61,500   $        -  $         -
                                         ==========    =========   ==========


 NOTE O - BUSINESS SEGMENT INFORMATION

  Until it discontinued normal operations in December 2002, the Company was primarily engaged in high technology product sales and consulting and support services. The following tables set forth certain information with respect to the years ended June 30:

  The Company had three segments for 2003, 2002 and 2001: Technology product sales, technology consulting and support services, and royalty from trademark licensing. The segments were differentiated by the products and services provided as follows:

    Product sales
    -------------
    This segment consisted of set-top boxes, network equipment, computer cabling, computer telephony integration (CTI) and personal computer equipment and peripherals.

    Consulting and support services
    -------------------------------
    This segment consisted of services for the implementation of e-business solutions, software support maintenance, and network development and support.

    Royalties
    ---------
    This segment consisted of royalty income from licensing the Curtis Mathes Trademark which was sold in September 2001.

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


                                        2003           2002         2001
                                     ----------    -----------   -----------
 Net revenues
   Product sales                    $   127,730   $  1,919,695  $  5,434,527
   Consulting and support services      498,055      3,399,463     2,765,958
   Royalties                                  -         50,153     1,131,747
                                     ----------    -----------   -----------
                                    $   625,785   $  5,369,311  $  9,332,232
                                     ----------    -----------   -----------
 Operating loss
   Product sales                    $(1,147,212)  $ (1,504,892) $ (2,924,871)
   Consulting and support services   (1,125,619)    (1,497,418)   (1,937,387)
   Corporate                         (1,272,630)      (485,949)   (1,927,634)
                                     ----------    -----------   -----------
 Total operating loss                (3,545,461)    (3,488,259)   (6,789,892)
 Less interest expense                  (13,166)      (101,389)     (177,237)
 Other income (expenses)                 83,023        159,411       344,671
 Gain on sale of trademark                    -      1,103,046             -
                                     ----------    -----------   -----------
 Loss before extraordinary item      (3,475,604)    (2,327,191)   (6,622,458)

 Extraordinary item                           -       (406,243)            -
                                     ----------    -----------   -----------
   Net loss                         $(3,475,604)  $ (2,733,434) $ (6,622,458)
                                     ==========    ===========   ===========

 Identifiable assets
   Computer products and service    $         -   $    213,030  $  3,783,772
   Corporate                             22,831      4,629,173     5,053,588
                                     ----------    -----------   -----------
                                    $    22,831   $  4,842,203  $  8,837,360
                                     ==========    ===========   ===========
 Depreciation, amortization
 and write-down
   Computer products and service    $ 2,402,218   $    421,136  $    306,213
   Corporate                             16,716      1,171,913     1,609,965
                                     ----------    -----------   -----------
                                    $ 2,418,934   $  1,593,049  $  1,916,178
                                     ==========    ===========   ===========
 Capital expenditures
   Computer products and service    $         -   $     11,606  $    148,948
   Corporate                                  -              -        28,286
                                     ----------    -----------   -----------
                                    $         -   $     11,606  $    177,234
                                     ==========    ===========   ===========

  International revenues for the years ended June 30, 2003, 2002 and 2001 totaled $156,334, $2,396,981 and $2,589,784, respectively.

                         VPGI Corp. and Subsidiaries

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               For the years ended June 30, 2003, 2002 and 2001




                         Balance at  Charged to  Charged               Balance
                          beginning   costs and  to other               at end
 Description               of year    expenses  accounts  Deductions   of year
 -----------             ---------   ---------  --------  ----------  ---------
 Year ended June 30, 2001
  Allowance for
  doubtful accounts          5,874      18,780         -     (11,017)    13,637

 Year ended June 30, 2002
  Allowance for
  doubtful accounts         13,637           -         -           -     13,637

 Year ended June 30, 2003
  Allowance for
  doubtful accounts         13,637      42,851         -     (56,488)         -

                       UNIVIEW TECHNOLOGIES CORPORATION
                              and Subsidiaries

                            EXHIBIT INDEX

 Exhibit Number       Description of Exhibits          Sequential Page Number
 ----------------------------------------------------------------------------

 3(i) *    Articles of Incorporation of the Company, as amended and
           restated.                                                      57

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

 4.2       1999 Equity Incentive Plan (filed as Exhibit "4.4" to
           the Company's Registration Statement on Form S-8 filed with the Commission on July 12, 2000 and incorporated herein
           by reference.)                                                N/A

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

 4.13      Securities Purchase Agreement dated March 5, 2002
           between registrant and Brown Simpson Partners I, Ltd.
           relating to the redemption of registrant's Series 1999-
           D1 Convertible Preferred Stock with Series 2002-G
           Convertible Preferred Stock (filed as Exhibit "99.2" to
           the Company's Current Report on Form 8-K dated as of
           March 5, 2002 and incorporated herein by reference.)          N/A

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

 4.19      Form of warrant issued to Associates Funding Group, Inc.
           in connection with sale of nine subsidiaries (filed as
           Exhibit "4.18" to the Company's Quarterly Report on Form
           10-Q for the fiscal quarter ended March 31, 2003, filed
           on May 20, 2003 and incorporated herein by reference.)        N/A

 4.20      Form of warrant issued to Akin, Gump, Strauss, Hauer &
           Feld, LLP. in connection with legal services rendered to
           the Company (filed as Exhibit "4.19" to the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter
           ended March 31, 2003, filed on May 20, 2003 and
           incorporated herein by reference.)                            N/A

 4.21 *    First Amendment to Series 2002-G Preferred Stock terms
           and conditions.                                                62

 4.22 *    Form of 190,000 warrants issued to consultants during
           year ended June 30, 2003 in connection with services
           rendered to the Company.                                       65

 10.1.1    Lease Agreement between the Company and CMD Realty
           Investment Fund II, L.P., dated October 18, 1999
           pertaining to the property utilized as the corporate
           headquarters (filed as Exhibit "10.2" to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           June 30, 2000 and incorporated herein by reference.)          N/A

 10.1.2    First Amendment to Lease Agreement between the Company
           and CMD Realty Investment Fund II, L.P., dated November
           10, 1999 pertaining to the property utilized as the
           corporate headquarters (filed as Exhibit "10.2.1" to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by
           reference.)                                                   N/A

 10.1.3    Second Amendment to Lease Agreement between the Company
           and CMD Realty Investment Fund II, L.P., dated January
           10, 2000 pertaining to the property utilized as the
           corporate headquarters (filed as Exhibit "10.2.2" to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by
           reference.)                                                   N/A

 10.1.4 *  Third Amendment to Lease Agreement between the Company and CMD Realty Investment Fund II, L.P., dated December
           23, 2002 pertaining to the property utilized as the
           corporate headquarters.                                       70

 21 *      Subsidiaries of the Company.                                  72

 23 *      Consent of Independent Certified Public Accountants.          73

 31 *      Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to Rule 13a-14(a) or 15d-
           14(a) of the Securities and Exchange Act of 1934, as
           adopted pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.                                                  74

 32 *      Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to 18 U.S.C. Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.                                                  76
 _______________
 *  Filed herewith.