Form 10-Q
period 2003-09-30
VPGI CORP
filed 2003-11-14
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003

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


      Indicate by check mark whether the Registrant is an accelerated filer
 (as defined in rule 12b-2 of the Exchange Act).   YES          NO   X


      At November 12, 2003, there were 5,242,120 shares of Registrant's common stock outstanding.

                           GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------

                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.....................    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................    9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...........................................   11

 ITEM 4.   CONTROLS AND PROCEDURES...............................   11


                             PART II.
                         OTHER INFORMATION


 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS..............  11

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................  12

 SIGNATURES.......................................................  12

 EXHIBIT INDEX....................................................  13

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

 VPGI Corp. and Subsidiaries
 Consolidated Balance Sheets

                                                   September 30     June 30
                                                       2003           2003
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $      2,685   $      9,883
   Trade accounts receivable, net                            -              -
   Notes receivable                                          -              -
   Inventories                                               -              -
   Prepaid expenses                                          -              -
   Other current assets                                      -              -
                                                   -----------    -----------
            Total current assets                         2,685          9,883

 PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                                  -              -

 OTHER ASSETS
   Purchased software, net of
     accumulated amortization                                -              -
   Product and software development
     costs, net of accumulated amortization                  -              -
   Intellectual property license, net of
     accumulated amortization                                -              -
   Goodwill, net of accumulated amortization                 -              -
   Security deposit on corporate office                 12,948         12,948
   Other                                                     -              -
                                                   -----------    -----------
            Total other assets                          12,948         12,948
                                                   -----------    -----------

            Total assets                          $     15,633   $     22,831
                                                   ===========    ===========

 VPGI Corp. and Subsidiaries
 Consolidated Balance Sheets

                                                   September 30     June 30
                                                       2003           2003
                                                   -----------    -----------
                                                   (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Current maturities of long-term debt           $          -   $          -
   Current maturities of obligations
     under capital leases                                    -              -
   Trade accounts payable                                    -              -
   Accrued expenses                                      7,142         11,992
   Deferred revenue                                          -              -
                                                   -----------    -----------
            Total current liabilities                    7,142         11,992

 LONG TERM DEBT, less current maturities                     -              -

 OBLIGATIONS UNDER CAPITAL LEASES, less
   current maturities                                        -              -
                                                   -----------    -----------
            Total liabilities                            7,142         11,992

  STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00
     par value; 1,000,000 shares authorized:
       Series A, 30,000 shares issued and
         outstanding (liquidation
         preference of $30,000)                         30,000         30,000
       Series H, 2 shares issued and outstanding
         (liquidation preference of $50,000)                 2              2
       Series K, 20 shares issued and outstanding
         (liquidation preference of $500,000)               20             20
       Series 2002-G, 196 shares issued and
         outstanding (liquidation preference
         of $4.9 million)                                  196            196

   Common stock, $.001 par value; 80,000,000
       shares authorized; 5,242,120 and
       4,486,120 shares issued and outstanding
       at September 30 and June 30, 2003,
       respectively                                      5,242          4,486
   Additional paid in capital                       60,365,155     60,337,666
   Accumulated deficit                             (60,392,124)   (60,361,531)
                                                   -----------    -----------
      Total stockholders' equity                         8,491         10,839
                                                   -----------    -----------
      Total liabilities and stockholders' equity  $     15,633   $     22,831
                                                   ===========    ===========

       The accompanying notes are an integral part of these statements.

 VPGI Corp. and Subsidiaries
 Consolidated Statements of Operations (Unaudited)
 Three Months Ended September 30,

                                                       2003           2002
                                                   -----------    -----------
 Revenues
   Product sales                                  $          -   $     41,672
   Consulting and support services                           -        395,831
                                                   -----------    -----------
            Total revenues                                   -        437,503

 Cost of products and services
   Cost of product sales                                     -         50,058
   Cost of consulting and support services                   -        143,460
                                                   -----------    -----------
            Total cost of products and services              -        193,518
                                                   -----------    -----------

            Gross margin                                     -        243,985

 Operating expenses
   Selling                                                   -         10,012
   General and administrative                           37,152        787,285
   Depreciation and amortization                             -        261,637
   Impairment of goodwill                                    -      1,005,509
                                                   -----------    -----------
            Total operating expenses                    37,152      2,064,443

            Operating loss                             (37,152)    (1,820,458)

 Other (income) expense
   Other income                                         (6,560)       (22,172)
   Interest expense                                          -          7,836
                                                   -----------    -----------
             Total other (income) expense               (6,560)       (14,336)
                                                   -----------    -----------
             Net loss                                  (30,592)    (1,806,122)

 Decrease in redemption value of
   redeemable preferred stock                                -        656,000
 Dividend requirements on preferred stock               (1,075)        (1,250)
                                                   -----------    -----------
 Net loss attributable to common stockholders     $    (31,667)  $ (1,151,372)
                                                   ===========    ===========
 Per share amounts allocable to common stockholders
    Basic and diluted
    Net loss                                      $      (0.01)  $      (0.31)
                                                   ===========    ===========
 Weighted average common shares outstanding -
   basic and diluted                                 4,839,468      3,749,785

       The accompanying notes are an integral part of these statements.

 VPGI Corp. and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Three Months Ended September 30,
                                                       2003           2002
                                                    ----------     ----------
 Cash flows from operating activities
  Net loss                                         $   (30,592)   $(1,806,122)
  Adjustments to reconcile net loss to cash
    used in operating activities:
       Depreciation and amortization                         -        261,637
       Impairment of goodwill                                -      1,005,509
       Discount on debt                                      -          9,198
       Common stock issued                                 756              -
       Warrants to purchase common stock issued         27,488              -
       Changes in operating assets and liabilities
             Trade accounts receivable                       -        119,661
             Inventories                                     -         (1,957)
             Prepaid expense                                 -         90,149
             Other current assets                            -          3,506
             Other assets                                    -        (20,495)
             Accounts payable and accrued
               liabilities                              (4,850)      (137,179)
             Deferred revenue                                -        (19,203)
                                                    ----------     ----------
               Cash and cash equivalents used
                 in operating activities                (7,198)      (495,296)

 Cash flows from investing activities
       Proceeds from sale of assets                          -          2,221
                                                    ----------     ----------
               Cash and cash equivalents
                provided by investing activities             -          2,221

 Cash flows from financing activities
       Principal payments on capital lease
         obligations                                         -         (9,732)
                                                    ----------     ----------
               Cash and cash equivalents used in
                 financing activities                        -         (9,732)

 Net decrease in cash and cash equivalents              (7,198)      (502,807)

 Cash and cash equivalents, beginning of period          9,883        724,051
                                                    ----------     ----------
 Cash and cash equivalents, end of period          $     2,685    $   221,244
                                                    ==========     ===========

 Supplemental information:
       Cash paid for interest                      $         -    $     7,836
 Non-cash transactions:
       756,000 shares of common stock issued for
         consulting services
       Warrants to purchase 150,000 shares of
         common stock issued for professional
         services

       The accompanying notes are an integral part of these statements.

                          VPGI Corp. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2003
                                 (Unaudited)

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

 REDEEMABLE PREFERRED STOCK

      Prior to April 16, 2003, the Company's Series 2002-G preferred stock was redeemable at the option of the holder, and was therefore classified outside of stockholders' equity in the balance sheets of those periods. The redemption value of these securities varies based on the market price of the Company's common stock. The Company adopted an accounting method for those prior periods provided in EITF Topic D-98 for these types of securities, which recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. The result of this accounting method is an increase in loss attributable to common shareholders and a decrease in stockholders' equity as the Company's common stock price increases, with the opposite effect when the Company's common stock price decreases.

      On April 16, 2003, the terms of the preferred stock were amended, whereby redemption of the preferred stock shall be at the sole option of the Company. Therefore, the preferred stock will be accounted for in subsequent periods as equity.

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

 LOSS PER SHARE

      Basic loss per share are based upon the weighted average number of shares of common stock outstanding. Diluted loss per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. There are no dilutive securities in the three-month periods ended September 30, 2003 and 2002. The effect of preferred stock dividends on the amount of losses allocable to common stockholders was negligible for the three months ended September 30, 2003 and 2002.

      The weighted average of outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 1,169,837 and 577,844 for the three months ended September 30, 2003 and 2002, respectively. The weighted average of outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 2,027,283 and 2,151,925 for the three months ended September 30, 2003 and 2002, respectively.

 BUSINESS SEGMENT INFORMATION

      Until it discontinued normal operations in December 2002, the Company was primarily engaged in high technology product sales and consulting and support services. The following tables set forth certain information with respect to the three months ended September 30:

                                         2003            2002
                                      ----------      ----------
 Net revenues:
      Product sales                  $         -     $    41,672
      Services                                 -         395,831
                                      ----------      ----------
                                     $         -     $   437,503
                                      ==========      ==========
 Operating loss:
      Product sales                  $         -     $  (801,822)
      Services                                 -        (496,224)
      Corporate                          (37,152)       (522,412)
                                      ----------      ----------
 Total operating loss                    (37,152)     (1,820,458)

 Less interest expense                         -          (7,836)
 Interest and other income                 6,560          22,172
                                      ----------      ----------
 Net loss                            $   (30,592)    $(1,806,122)
                                      ==========      ==========

 STOCK-BASED COMPENSATION

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation _ Transition and Disclosure" (SFAS 148) which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosures in annual and interim financial statements of the effects of stock-based compensation as reflected below.

      The Company continues to account for its stock options under the recognition and measurement principles of Accounting Principles board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations. No stock based employee compensation expense related to the Company's stock options is reflected in the net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.


                                                  Three Months Ended
                                             September 30    September 30
                                                 2003            2002
                                              ----------      ----------
 Net loss, as reported                       $   (31,667)    $(1,151,372)
 Deduct:  Total stock-based employee
   compensation expense  determined
   using the fair value based method
   for all awards                            $   (13,125)    $  (102,920)
                                              ----------      ----------
 Pro forma net loss                          $   (44,792)    $(1,254,292)
                                              ==========      ==========

 Loss per share
      As reported                            $     (0.01)    $     (0.31)
      Pro forma                              $     (0.01)    $     (0.33)


 The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  Three Months Ended
                                             September 30    September 30
                                                 2003            2002
                                              ----------      ----------

      Expected volatility                            150%            150%
      Risk-free interest rate                       0.90%           1.67%
      Expected lives                              5 years         3 years
      Dividend yield                                 -               -


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

                                   Overview

      Until the Company discontinued operations in December 2002, we offered enhanced digital media solutions to customers worldwide. We also offered contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration (CTI) software products and services. We are continuing to evaluate all of our options and may consider seeking a buyer, a merger candidate or an acquisition of a viable business.

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended September 30, 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2003.

                            Results of Operations

      Revenues. We report no revenues for the fiscal quarter ended September 30, 2003, compared to $438,000 for the same quarter last year. The decrease is due to the Company discontinuing all operations during December 2002.

      Gross Margin. Gross margin for the fiscal quarter ended September 30, 2003 was zero compared to $244,000 for the same quarter last year.

      Operating Expenses. Total operating expenses for the three months ended September 30, 2003 were $37,152, compared to $2,064,000 for the same period in 2002. Significant components of operating expenses for the three months ended September 30, 2003 and 2002 consisted of the following:

                                                 2003            2002
                                              ----------      ----------
      Compensation                           $     5,760     $   367,400
      Facilities                                       -         123,600
      Depreciation                                     -          53,700
      Online service expense                           -           3,000
      Impairment of goodwill                           -       1,005,509
      Amortization of software development
        costs and trademark                            -         207,991
      Legal expense and professional fees         26,485         125,000
      Sales and marketing expenses                     -          10,000
      Other                                        4,907         168,300
                                              ----------      ----------
      Total                                  $    37,152     $ 2,064,500
                                              ==========      ==========


      At September 30, 2003, another business venture was utilizing the former corporate headquarters and making the lease payments. "Other" expenses include public company cost, telephone, travel, office, insurance and other general and administrative expenses. The decrease in operating expenses for the period is attributable to the Company discontinuing all operations in December 2002.


                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used in operations for the fiscal quarters ended September 30, 2003 and 2002 were approximately $7,198, and $495,000, respectively.

      Cash Flows From Investing Activities. During the fiscal quarters ended September 30, 2003 and 2002 we engaged in no significant investing activities.

      Cash Flows from Financing Activities. We engaged in no significant financing activities during the fiscal quarters ended September 30, 2003 or 2002.


 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and we are not a party to any leveraged financial instruments. We are exposed to interest rate risk primarily through our borrowing activities, which are described in the "Long-Term Debt" Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year ended June 30, 2003, which are incorporated herein by reference.


 ITEM 4.   CONTROLS AND PROCEDURES

      Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures provide him with reasonable assurance that they are effective to provide him with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.


                         PART II - OTHER INFORMATION


 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      Issuances of equity securities during the fiscal quarter ended September 30, 2003 that were not registered under the Securities Act of 1933 consisted of the following:

      On July 8, 2003 we issued to a consultant, for services, warrants to purchase 150,000 shares of our Common Stock. The warrants are exercisable through July 7, 2008 at a fixed exercise price of $0.09 per share.

      On August 18, 2003 we issued to our Chief Executive Officer, for services, 288,000 shares of our Common Stock. The market price of the Common Stock on the date of issuance was $0.02 per share.

      On August 18, 2003 we issued to a consultant, for services, 468,000 shares of our Common Stock. The market price of the Common Stock on the date of issuance was $0.02 per share.

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


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

           Reference is made to the Exhibit Index located on page 13 of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

      (b)  Reports on Form 8-K:

           During the three months ended September 30, 2003 the Company filed one Current Report on Form 8-K dated August 21, 2003, reporting a change in accountants.


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VPGI Corp.
                               (Registrant)

                               By:  /s/ PATRICK A. CUSTER
                               -------------------------
                                    Patrick A. Custer
                                    Chief Executive Officer
                                    and Principal Financial Officer

 Date:     November 14, 2003

                           VPGI Corp. and Subsidiaries

                                  EXHIBIT INDEX


 Exhibit                                                         Sequential
 Number               Description of Exhibits                    Page Number
 ----------------------------------------------------------------------------

 4.1       Series 2002-G Preferred Stock terms and conditions
           (filed as Exhibit "4.1" to the Company's Current
           Report on Form 8-K dated as of March 5, 2002 and
           incorporated herein by reference.)                        N/A

 4.2       First Amendment to Series 2002-G Preferred Stock
           terms and conditions filed as Exhibit "4.21" to the
           Company's Annual Report on Form 10-K dated as of
           October 14, 2003 and incorporated herein by
           reference.)                                               N/A

 31 *      Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to Rule 13a-14(a) or 15d-
           14(a) of the Securities and Exchange Act of 1934, as
           adopted pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.                                               14

 32 *      Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 906 of the Sarbanes-
           Oxley Act of 2002.                                         16
 __________________
 *  Filed herewith.