Form 10-Q
period 2003-12-31
VPGI CORP
filed 2004-02-13
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2003

                                      OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________


                       Commission File Number 000-13225


                                  VPGI CORP.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                 Texas                                75-1975147
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

            P.O. Box 802808                              75380
             Dallas, Texas                             (Zip Code)
 (Address of principal executive offices)

                                (214) 263-3122
             (Registrant's telephone number, including area code)


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


      At January 31, 2004, there were 5,242,120 shares of Registrant's common stock outstanding.

                           GENERAL INDEX

                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------


                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS....................     3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................    10

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.................................................    12

 ITEM 4.   CONTROLS AND PROCEDURES..............................    12

                             PART II.
                         OTHER INFORMATION

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................    12

 SIGNATURES.....................................................    13

 EXHIBIT INDEX..................................................    13

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


 VPGI CORP. and Subsidiaries
 Consolidated Balance Sheets

                                                    December 31     June 30
                                                       2003           2003
                                                   -----------    -----------
                                                    (Unaudited)
             ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $          -   $      9,883
   Trade accounts receivable, net                            -              -
   Notes receivable                                          -              -
   Inventories                                               -              -
   Prepaid expenses                                          -              -
   Other current assets                                      -              -
                                                   -----------    -----------
      Total current assets                                   -          9,883

 PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                                  -              -

 OTHER ASSETS
   Purchased software, net of
     accumulated amortization                                -              -
   Product and software development
     costs, net of accumulated amortization                  -              -
   Intellectual property license, net of
     accumulated amortization                                -              -
   Goodwill, net of accumulated amortization                 -              -
   Security deposit on corporate office                 12,948         12,948
   Other                                                     -              -
                                                   -----------    -----------
      Total other assets                                12,948         12,948
                                                   -----------    -----------
      Total assets                                $     12,948   $     22,831
                                                   ===========    ===========

 VPGI CORP. and Subsidiaries
 Consolidated Balance Sheets

                                                    December 31     June 30
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

 STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00
     par value; 1,000,000 shares authorized:
       Series A, 30,000 shares issued and
         outstanding (liquidation preference
         of $30,000)                                    30,000         30,000
       Series H, 2 shares issued and outstanding
         (liquidation preference of $50,000)                 2              2
       Series K, 20 shares issued and outstanding
         (liquidation preference of $500,000)               20             20
       Series 2002-G, 196 shares issued and
         outstanding (liquidation preference
         of $4.9 million)                                  196            196

   Common stock, $.001 par value; 80,000,000
     shares authorized; 5,242,120 and
     4,486,120 shares issued and outstanding             5,242          4,486
     at December 31 and June 30, 2003,
     respectively
   Additional paid in capital                       60,365,155     60,337,666
     Accumulated deficit                           (60,394,809)   (60,361,531)
                                                   -----------    -----------
      Total stockholders' equity                         5,806         10,839
                                                   -----------    -----------
      Total liabilities and stockholders' equity  $     12,948   $     22,831
                                                   ===========    ===========

       The accompanying notes are an integral part of these statements.


 VPGI CORP. and Subsidiaries
 Conolidasted Statements of Operations
 (Unaudited)

                                         Three months ended           Six months ended
                                      December 31   December 31   December 31   December 31
                                         2003          2002          2003          2002
                                      -----------   -----------   -----------   -----------
 Revenues
   Product sales                     $          -  $      1,058  $          -  $     42,730
   Consulting and support services              -       102,224             -       498,055
                                      -----------   -----------   -----------   -----------
 Total revenues                                 -       103,282             -       540,785

 Cost of products and services
   Cost of product sales                        -           591             -        50,649
   Cost of consulting and
     support services                           -        11,085             -       154,545
                                      -----------   -----------   -----------   -----------
 Total cost of products and services            -        11,676             -       205,194
                                      -----------   -----------   -----------   -----------

 Gross margin                                   -        91,606             -       335,591

 Operating expenses
   Selling                                      -           131             -        10,143
   General and administrative               2,685       127,176        39,837       914,461
   Depreciation and amortization                -             -             -       261,637
   Asset impairment                             -     1,238,943             -     1,238,943
   Discount on acceleration of note
     receivable collection                      -       300,000             -       300,000
   Impairment of goodwill                       -             -             -     1,005,509
                                      -----------   -----------   -----------   -----------
 Total operating expenses                   2,685     1,666,250        39,837     3,730,693
                                      -----------   -----------   -----------   -----------
 Operating loss                            (2,685)   (1,574,644)      (39,837)   (3,395,102)

 Other (income) expense
   Other income                                 -       (24,779)       (6,560)      (46,951)
   Interest expense                             -         5,330             -        13,166
                                      -----------   -----------   -----------   -----------
 Total other (income) expense                   -       (19,449)       (6,560)      (33,785)
                                      -----------   -----------   -----------   -----------

 Net loss                                  (2,685)   (1,555,195)      (33,277)   (3,361,317)

 Decrease in redemption value of
   redeemable preferred stock                   -       630,000             -     1,286,000
 Dividend requirements on
   preferred stock                         (1,075)         (900)       (2,150)       (2,150)
                                      -----------   -----------   -----------   -----------
 Net loss attributable to
   common stockholders               $     (3,760) $   (926,095) $    (35,427) $ (2,077,467)
                                      ===========   ===========   ===========   ===========

 Net loss per share attributable
   to common stockholders - basic
   and diluted                       $      (0.00) $      (0.24) $      (0.01) $      (0.55)
                                      ===========   ===========   ===========   ===========

 Weighted average common shares
   outstanding - basic and diluted      5,242,120     3,841,814     5,040,794     3,802,684


 The accompanying notes are an integral part of these statements.


 VPGI CORP. and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Six Months Ended December 31,

                                                      2003            2002
                                                   -----------     -----------
 Cash flows from operating activities
   Net loss                                       $    (33,277)   $ (3,361,317)
   Adjustments to reconcile net loss to
     cash used in operating activities:
     Depreciation and amortization                           -         261,637
     Asset impairment                                        -       1,238,943
     Discount on acceleration of note
       receivable collection                                 -         300,000
     Impairment of goodwill                                  -       1,005,509
     Amortization of debt discount                           -          16,563
     Common stock issued                                   756               -
     Warrants to purchase common stock issued           27,488               -
     Changes in operating assets and
       liabilities, net of effects of
       acquisitions and dispositions:
         Trade accounts receivable                           -         356,178
         Inventories                                         -          49,929
         Prepaid expense                                     -         235,793
         Other current assets                                -           3,506
         Accounts payable and accrued
           liabilities                                  (4,850)       (923,847)
         Deferred revenue                                    -         (50,869)
                                                   -----------     -----------
           Cash and cash equivalents used in            (9,883)       (867,975)
             operating activities

 Cash flows from investing activities
   Proceeds from certificate of deposit                      -          25,000
   Collections on note receivable                            -         550,000
                                                   -----------     -----------
           Cash and cash equivalents provided
             by investing activities                         -         575,000

 Cash flows from financing activities
   Proceeds from long term debt                              -         100,000
   Principal payments on long-term debt                      -        (300,000)
   Principal payments on capital lease
     obligations                                             -         (14,304)
                                                   -----------     -----------
           Cash and cash equivalents used in
             financing activities                            -        (214,304)

 Net decrease in cash and cash equivalents              (9,883)       (507,279)
 Cash and cash equivalents, beginning of period          9,883         724,051
                                                   -----------     -----------
 Cash and cash equivalents, end of period         $          -    $    216,772
                                                   ===========     ===========

 Supplemental information
   Cash paid for interest                         $          -    $     12,389

      The accompanying notes are an integral part of these statements.

                         VPGI CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2003
                                 (Unaudited)


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

 IMPAIRMENT OF GOODWILL

      In October 2002, management and the Board of Directors of the Company determined, based on i) lower than expected revenues, ii) its inability to secure contracts it had expected to secure during the quarter ended September 30, 2002, and iii) its limited resources, the Company would not continue to support the operations of its subsidiary, Network America ("NWA"), but rather would apply its resources in other areas. As a result of this decision, and based on the fair value of the subsidiary, the Company determined that $1,005,509 of unamortized goodwill on the Company's books related to NWA was impaired under Statement of Financial Accounting Standards No. 142 ("SFAS 142"). Accordingly, the Company recorded an impairment expense for that amount to write off the goodwill as of September 30, 2002. Approximately $694,000 of the impairment expense is reflected in the services segment, while the remaining $312,000 is reflected in the product sales segment in the Company's Business Segment Information for the six months ended December 31, 2002.

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

 LOSS PER SHARE

      Basic loss per share are based upon the weighted average number of shares of common stock outstanding. Diluted loss per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. There are no dilutive securities in the three and six-month periods ended December 31, 2003 or 2002. The effect of preferred stock dividends and changes in value of redeemable preferred stock on net income allocable to common stockholders was negligible and $.16 per share for the three months ended December 31, 2003 and 2002, respectively, and negligible and $.34 per share for the six months ended December 31, 2003 and 2002, respectively.

      The weighted average of outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 1,142,120 and 516,839 for the three months and 1,155,978 and 537,966 for the six months ended December 31, 2003 and 2002, respectively. The weighted average of outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 1,849,779 and 2,017,229 for the three months and 1,938,531 and 2,095,634 for the six months ended December 31, 2003 and 2002, respectively.

 BUSINESS SEGMENT INFORMATION

      Until it discontinued normal operations in December 2002, the Company was primarily engaged in high technology product sales and consulting and support services. The following tables set forth certain information with respect to the three and six months ended December 31:

                                Three Months Ended          Six Months Ended
                             December 31  December 31   December 31  December 31
                                2003         2002          2003         2002
                             ----------   ----------    ----------   ----------
 Net Revenues:
      Product sales         $         -  $     1,058   $         -  $    42,730
      Services                        -      102,224             -      498,055
                             ----------   ----------    ----------   ----------
 Total revenues             $         -  $   103,282   $         -  $   540,785
                             ==========   ==========    ==========   ==========

 Operating loss
      Product sales         $         -  $  (527,075)  $         -  $(1,328,897)
      Services                        -     (394,224)            -     (890,448)
      Corporate                  (2,685)    (653,345)      (39,837)  (1,175,757)
                             ----------   ----------    ----------   ----------
 Total operating loss            (2,685)  (1,574,644)      (39,837)  (3,395,102)

 Less interest expense                -       (5,330)            -      (13,166)
 Interest and other income            -       24,779         6,560       46,951
                             ----------   ----------    ----------   ----------
 Net loss                   $    (2,685) $(1,555,195)  $   (33,277) $(3,361,317)
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

                                Three Months Ended          Six Months Ended
                             December 31  December 31   December 31  December 31
                                2003         2002          2003         2002
                             ----------   ----------    ----------   ----------
 Net loss, as reported      $    (3,760) $  (926,095)  $   (35,427) $(2,077,467)
 Deduct: Total stock-based
   employee compensation
   expense determined using
   the fair value based
   method for all awards    $         -  $  (102,920)  $   (13,125) $  (205,840)
                             ----------   ----------    ----------   ----------
 Pro forma net loss         $    (3,760) $(1,029,015)  $   (48,552) $(2,283,307)
                             ==========   ==========    ==========   ==========

 Loss per share
      As reported           $     (0.00) $     (0.24)  $     (0.01) $     (0.55)
      Pro forma             $     (0.00) $     (0.27)  $     (0.01) $     (0.60)

 The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                Three Months Ended          Six Months Ended
                             December 31  December 31   December 31  December 31
                                2003         2002          2003         2002
                             ----------   ----------    ----------   ----------
 Expected volatility            150%         150%          150%         150%
 Risk-free interest rate       0.90%        1.67%         0.90%        1.67%
 Expected lives               5 years      3 years       5 years      3 years
 Dividend yield                  -            -             -            -


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

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended December 31, 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2003.

                            Results of Operations

      Revenues. We report no revenues for the second fiscal quarter ended December 31, 2003, compared to approximately $103,000 for the same quarter last year. For the six months ended December 31, 2003, we also report no revenues, compared to $541,000 for the same period last year. The decrease is due to the Company discontinuing all operations during December 2002.

      Gross Margin. Gross margin for the second fiscal quarter ended December 31, 2003 was zero, compared to $92,000 for the same quarter last year. Gross margin for the six months ended December 31, 2003 was also zero, compared to $336,000 for the same period last year.

      Operating Expenses. Total operating expenses for the three months ended December 31, 2003 were $2,685, compared to $1.7 million for the same period in 2002. Total operating expenses for the six months ended December 31, 2003 were $39,837, compared to $3.7 million for the same period last
 year.   Significant components of operating expenses for the three and six months ended December 31, 2003 and 2002 consisted of the following:

                                Three Months Ended          Six Months Ended
                             December 31  December 31   December 31  December 31
                                2003         2002          2003         2002
                             ----------   ----------    ----------   ----------
 Compensation               $         -  $    92,000   $     5,760  $   459,000
 Facilities                           -       17,000             -      141,000
 Depreciation                         -            -             -       54,000
 Amortization of product
  and software development
  costs, purchased software,
  trademark, and goodwill             -            -             -      208,000
 Asset impairment                     -    1,239,000             -    1,239,000
 Discount on acceleration of
  note receivable collection          -      300,000             -      300,000
 Legal expense and
  professional fees                   -       18,000        26,485      143,000
 Sales and marketing expenses         -            -             -       10,000
 Impairment of goodwill               -            -             -    1,006,000
 Other                            2,685            -         7,592      171,000
                             ----------   ----------    ----------   ----------
 Total                      $     2,685  $ 1,666,000   $    39,837  $ 3,731,000
                             ==========   ==========    ==========   ==========

      During the six months ended December 31, 2003, another business venture utilized the former corporate headquarters and made the lease payments. As of December 31, 2003, this business venture had vacated the premises. The lease term expires on November 30, 2004 and the balance of the lease obligation is considered a contingent liability of the Company, dependent upon the landlord re-leasing the space to another tenant. "Other" expenses include public company cost, telephone, travel, office, insurance and other general and administrative expenses. The decrease in operating expenses for the period is attributable to the Company discontinuing all operations in December 2002.

                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used in operations for the six months ended December 31, 2003 and 2002 was $9,883 and approximately $868,000, respectively.

      Cash Flows From Investing Activities. During the six months ended December 31, 2003 we engaged in no investing activities. During the six months ended December 31, 2002, we received net cash from investing activities of $575,000, consisting of proceeds from redemption of a certificate of deposit and collections on the note received in the sale of the Curtis Mathes trademark.

      Cash Flows from Financing Activities. During the six months ended December 31, 2003 we engaged in no financing activities. During the six months ended December 31, 2002 we used cash of approximately $214,000 in financing activities. The primary components of the financing activities for the six months ended December 31, 2002 were $100,000 from proceeds of long-term debt and a $300,000 principal payment on long-term debt.


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

      (b)  Reports on Form 8-K

           During the six months ended December 31, 2003 the Company filed one Current Report on Form 8-K dated August 21, 2003, reporting a change in accountants.


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

 Date:     February 13, 2004

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

 31 *      Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
           of the Securities and Exchange Act of 1934, as adopted
           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.    14

 32 *      Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to 18 U.S.C. Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002.                                                      16
 _______________
 *  Filed herewith.