Form 10-K/A
period 2003-06-30
VPGI CORP
filed 2004-10-13
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

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


                                                    Year Ended June 30,
                             -------------------------------------------------------------
                             2003           2002          2001          2000          1999
                             ----           ----          ----          ----          ----
 Consolidated Statement
 of Operations Data
 -------------------
 Revenues                 $  625,785   $5,369,311     $9,332,232    $ 9,145,705   $11,486,058

 Operating loss           (3,516,230)  (3,894,502)    (6,789,892)   (10,631,655)   (7,913,331)

 Net loss                 (3,435,735)  (2,733,434)    (6,622,458)   (10,863,875)   (6,297,353)

 Net loss attributable
   to common stockholders (2,123,935)  (1,019,077)      (284,658)    (9,825,275)  (10,879,960)

 Loss per Common
   Share (1)                   (0.51)       (0.30)         (0.08)         (3.82)        (7.02)


 Consolidated Balance
  Sheet Data
 --------------------
 Total assets                 62,700    4,842,203      8,837,360     12,523,204    14,080,768

 Long term debt                   --       14,938      1,388,126        595,324     3,823,210

 Redeemable preferred
   stock                          --    1,456,000      1,170,000      8,409,600    10,350,000

 Stockholders' equity
   (deficit)                  50,708    2,018,192      3,933,806        860,699    (2,013,022)

 Number of employees              --           25             67            104            79


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

 Operating Expenses

      Total operating expenses for fiscal year 2003 decreased to approximately $3.94 million, compared to approximately $7.0 million for the same period last year. Significant components of operating expenses for the fiscal years ended June 30, 2003 and 2002 consisted of the following:

                                                   Year ended June 30,
                                            -------------------------------
                                                2003                2002
                                            -----------         -----------
 Compensation                              $    537,859        $  3,099,108
 Facilities                                     156,560             578,423
 Depreciation                                   439,621             494,112
 Asset Impairment                             1,793,534                 -0-
 Amortization of software development
   costs, trademark, and goodwill               177,985           1,098,937
 Online service expense                           2,188              66,516
 Legal expense and professional fees            205,411             141,489
 Extinguishment of debt                             -0-             406,243
 Sales and marketing                             10,370              52,850
 Other                                          613,293           1,070,460
                                            -----------         -----------
 Total                                     $  3,936,821        $  7,008,138
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

 Cash Flows From Operations

      Cash used in operations for the fiscal year ended June 30, 2003 was $1.07 million compared to $2.15 million used in operations in 2002. The major components of cash used in operations during 2003 were comprised of a $3.44 million loss from operations, including depreciation and amortization of $440,000, asset and goodwill impairment of $1.7 million, and a discount on a note receivable of $300,000.

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

 Cash Flows From Financing Activities

      Cash of $215,000 was used in financing activities during fiscal year 2003, consisting of payments on long-term and capital lease obligations. Cash of $100,000 was borrowed during fiscal year 2003.

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

 Selected Quarterly Financial Data (unaudited)


      The following tables set forth certain unaudited financial data for the quarters indicated:

                                   Fiscal 2003 Quarter Ended                               Fiscal 2002 Quarter Ended
                       --------------------------------------------------    ------------------------------------------------------

                       Sept. 30,     Dec. 31,     March 31,     June 30,      Sept. 30,     Dec. 31,      March 31,     June 30,
                         2002          2002         2003          2003          2001          2001          2002          2002
                       ----------   ----------    ---------    ----------    ----------    ----------    ----------    ----------
 Net Sales            $   437,503  $   103,282   $     0.00   $    85,000   $ 1,639,662   $   827,858   $ 2,393,752   $   508,039

 Gross Margin         $   243,985  $    91,606   $     0.00   $    85,000   $ 1,003,082   $   473,723   $ 1,713,433   $   (76,602)
 % of net sales              55.8%        88.7%           0%          100%         61.2%         57.2%         71.6%        (15.1)%

 Operating income
  loss)               $(1,820,458) $(1,574,644)  $  (67,986)  $   (53,142)  $  (868,653)  $(1,372,669)  $    81,350   $(1,328,287)
 % of net sales           (416.1)%   (1,524.6)%           0%       (62.5)%        (53.0)%       (165.8)%         3.4%       (261.5)%

 Net income (loss)    $(1,806,122) $(1,555,195)  $  (76,208)  $    1,790    $  (245,387)  $(1,348,541)  $   112,581   $(1,252,087)
 % of net sales           (412.8)%   (1,505.8)%           0%         2.1%        (15.0)%       (162.9)%         4.7%       (246.5)%

 Net income (loss)
  attributable to
  common shareholders $(1,151,372) $  (926,095)  $  (47,183)  $       715    $   269,913   $(1,429,491)  $    11,855   $   128,646
 % of net sales           (263.2)%     (896.7)%           0%         0.8%          16.5%       (172.7)%         0.5%         25.3%

 Net income (loss)
  attributable to
  common shareholders
  per share - basic and
    diluted*               $(0.27)      $(0.23)      $(0.01)       $(0.00)        $0.08        $(0.42)        $0.00         $0.04

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

                               VPGI CORP.


                               By:   /s/    PATRICK A. CUSTER
                                     ------------------------
                                     Patrick A. Custer
                                     Chief Executive Officer
                                     and Principal Financial Officer

 October 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Principal Executive Officer and
      -------------------------------
      Principal Financial and Accounting Officer
      ------------------------------------------

 /s/  PATRICK A. CUSTER       Chairman of the Board,         October 13, 2004
      Patrick A. Custer       Chief Executive Officer
                              and Director

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

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

 As discussed in Note P to the financial statements, certain errors resulting in understatement of previously reported pension surplus as of June 30, 2003, were discovered by management of the Company during 2004. Accordingly, the 2003 financial statements have been restated to correct the error.

 We have also audited Schedule II for the year ended June 30, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

 As shown in the consolidated financial statements, the Company incurred net losses of $3,435,735, $2,733,434 and $6,622,458 for the years ended June 30, 2003, 2002 and 2001, respectively. These factors, among others, as discussed in Note B to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.


                                    CHESHIER & FULLER, L.L.P.

 Dallas, Texas
 September 29, 2003, except for Note P
 as to which the date is October 1, 2004

         Report of Independent Registered Public Accounting Firm


 Board of Directors
 VPGI Corp. and Subsidiaries

 We have audited the accompanying consolidated balance sheet of VPGI Corp. (formerly uniView Technologies Corporation) and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


 GRANT THORNTON LLP

 Dallas, Texas
 September 3, 2002

                         VPGI Corp. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                   June 30,


                     ASSETS                            2003           2002
                                                   -----------    -----------
 CURRENT ASSETS
  Cash and cash equivalents                       $      9,883   $    724,051
  Trade accounts receivable, net of allowance
    for doubtful accounts of $-0- in 2003 and
    $13,637 in 2002                                          -        356,178
  Note receivable from the sale of trademark                 -        850,000
  Inventories                                                -         49,929
  Prepaid expenses                                           -        285,271
  Other current assets                                       -          3,506
                                                   -----------    -----------
     Total current assets                                9,883      2,268,935

 CERTIFICATE OF DEPOSIT                                      -         25,000

 PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,618,974 in 2002                         -        150,033

 OTHER ASSETS
  Purchased software, net of accumulated
    amortization of $1,783,263 in 2002                       -        711,702
  Product and software development costs, net of
    accumulated amortization of $522,476 in 2002             -        422,190
  Intellectual property license                              -        129,500
  Goodwill, net of accumulated amortization of
    $414,824 in 2002                                         -      1,005,509
  Security deposit on corporate office                  12,948         12,948
  Pension surplus                                       39,869         29,231
  Other                                                      -         87,155
                                                   -----------    -----------
     Total other assets                                 52,817      2,398,235
                                                   -----------    -----------
     Total assets                                 $     62,700   $  4,842,203
                                                   ===========    ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   June 30,


       LIABILITIES AND STOCKHOLDERS' EQUITY            2003           2002
                                                   -----------    -----------
 CURRENT LIABILITIES
  Current maturities of long-term debt,
   net of debt discount of $52,500 in 2002        $          -   $    169,992
  Current maturities of obligations under
    capital leases                                           -         30,002
  Trade accounts payable                                     -        707,207
  Accrued expenses                                      11,992        395,003
  Deposits                                                   -              -
  Deferred revenue                                           -         50,869
                                                   -----------    -----------
     Total current liabilities                          11,992      1,353,073

 LONG TERM DEBT, less current maturities                     -         13,445

 OBLIGATIONS UNDER CAPITAL LEASES,
   less current maturities                                   -          1,493
                                                   -----------    -----------
     Total liabilities                                  11,992      1,368,011

 REDEEMABLE PREFERRED STOCK
  Series 2002-G, -0- shares issued and
    outstanding at June 30, 2003 and 240
    shares issued and outstanding at June 30,
    2002, (liquidation preference of $6 million)             -      1,456,000

 STOCKHOLDERS' EQUITY
  Preferred stock, cumulative, $1.00 par value;
      1,000,000 shares authorized:
    Series A, 30,000 shares issued and outstanding
      at June 30, 2003 and 2002                         30,000         30,000
    Series H, 2 shares issued and outstanding
      at June 30, 2003 and 2002 (liquidation
      preference of $50,000)                                 2              2
    Series 2002-K, 20 shares issued and outstanding
      at June 30, 2003 and June 30, 2002
      (liquidation preference of $500,000)                  20             20
    Series 2002-G, 196 shares issued and outstanding
      at June 30, 2003 (liquidation preference of
      $4.9 million)                                        196              -
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 4,486,120 and 3,749,785 shares
    issued and outstanding at June 30, 2003 and
    2002, respectively                                   4,486          3,750
  Additional paid in capital                        60,337,666     60,186,369
  Accumulated deficit                              (60,321,662)   (58,201,949)
                                                   -----------    -----------
     Total stockholders' equity                         50,708      2,018,192

     Total liabilities and stockholders' equity   $     62,700   $  4,842,203
                                                   ===========    ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                             Years ended June 30,


                                             2003          2002         2001
                                          ----------    ----------   ----------
 Revenues
  Product sales                          $   127,730   $ 1,919,695  $ 5,434,527
  Consulting and support services            498,055     3,399,463    2,765,958
  Royalties                                        -        50,153    1,131,747
                                          ----------    ----------   ----------
     Total revenues                          625,785     5,369,311    9,332,232

 Cost of products and services
  Cost of product sales                       50,649       939,082    3,231,702
  Cost of consulting and support services    154,545     1,316,593    1,748,452
                                          ----------    ----------   ----------
     Total cost of products and services     205,194     2,255,675    4,980,154
                                          ----------    ----------   ----------

     Gross margin                            420,591     3,113,636    4,352,078

 Operating expenses
  Selling                                     10,370        52,850      686,377
  General and administrative               1,693,296     4,955,996    8,539,416
  Depreciation and amortization              439,621     1,593,049    1,916,177
  Extinguishment of debt                          --       406,243           --
  Asset impairment                         1,793,534            --           --
                                          ----------    ----------   ----------
                                           3,936,821     7,008,138   11,141,970
                                          ----------    ----------   ----------
     Operating loss                       (3,516,230)   (3,894,502)  (6,789,892)

 Other (income) expense
  Interest income                            (83,023)      (95,445)     (30,247)
  Interest expense                            13,166       101,389      177,237
  Other income, net                          (10,638)      (63,966)    (246,151)
  Gain on sale of assets                           -             -      (68,273)
  Gain on sale of trademark                        -    (1,103,046)           -
                                          ----------    ----------   ----------
     Total other (income) expense            (80,495)   (1,161,068)    (167,434)
                                          ----------    ----------   ----------
     Net loss                             (3,435,735)   (2,733,434)  (6,622,458)
                                          ----------    ----------   ----------

 Decrease in redemption
  value of redeemable preferred stock      1,316,100     2,168,657    7,239,600

 Dividend requirements on preferred stock     (4,300)     (454,300)    (901,800)
                                          ----------    ----------   ----------
 Net loss attributable to
   common stockholders                   $(2,123,935)  $(1,019,077) $  (284,658)
                                          ==========    ==========   ==========
 Per share amounts allocable to common
   stockholders - Basic and diluted

            Net loss                          $(0.51)       $(0.30)      $(0.08)
                                               =====         =====        =====
 Weighted average common shares
   outstanding - Basic and diluted         4,133,160     3,404,172    3,387,645
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


                                    VPGI Corp. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         For the years ended June 30, 2003, 2002 and 2001

                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    paid-in       Accumulated
                                               Shares      Amount    Shares      Amount    capital         deficit         Total
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - July 1, 2000                    3,307,065  $    3,307    30,002  $   30,002   $56,621,178  $ (55,793,788) $    860,699

 Sale of common stock                          91,912          92         -           -     1,999,908              -     2,000,000
 Stock compensation for employees
   and directors                                    -           -         -           -        58,496              -        58,496
 Issuance of warrants for services                  -           -         -           -       212,619              -       212,619
 Issuance of warrants in connection
   with long-term debt                              -           -         -           -       188,600              -       188,600
 Preferred stock dividends                          -           -         -           -             -         (3,750)       (3,750)
 Allocation for decrease in redemption
   value of redeemable preferred stock              -           -         -           -             -      7,239,600     7,239,600
 Net loss                                           -           -         -           -             -     (6,622,458)   (6,622,458)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2001                   3,398,977       3,399    30,002      30,002    59,080,801    (55,180,396)    3,933,806

 Adjustment to common stock for reverse
   stock split                                    808           1         -           -            (1)             -             -
 Issuance of common stock for investment
   in subsidiary                              350,000         350         -           -       129,150              -       129,500
 Issuance of Series 2002-K preferred stock          -           -        20          20       499,980              -       500,000
 Issuance of warrants for services                  -           -         -           -        72,000              -        72,000
 Issuance of warrants in connection
   with long-term debt                              -           -         -           -       156,875              -       156,875
 Repriced warrants in connection
   with long-term debt                              -           -         -           -       179,064              -       179,064
 Issuance of warrants in connection
   with the sale of trademark                       -           -         -           -        68,500              -        68,500
 Preferred stock dividends                          -           -         -           -             -         (2,119)       (2,119)
 Preferred stock dividends forgiven
   in exchange of Series D-1 for
   Series G preferred stock                         -           -         -           -             -     (2,454,657)   (2,454,657)
 Allocation for decrease in redemption
   value of redeemable preferred stock              -           -         -           -             -      2,168,657     2,168,657
 Net loss                                           -           -         -           -             -     (2,733,434)   (2,733,434)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2002                   3,749,785       3,750    30,022      30,022    60,186,369    (58,201,949)    2,018,192

 Conversion of Series 2002-G preferred
   to common stock                            733,335         733         -           -        60,767              -        61,500
 Issuance of common stock in exchange
   for services                                 3,000           3         -           -            66              -            69
 Issuance of warrants for services                  -           -         -           -         4,025              -         4,025
 Issuance of warrants in connection
   with long-term debt                              -           -         -           -         4,965              -         4,965
 Issuance of warrants with sale
   of subsidiaries                                  -           -         -           -         3,270              -         3,270
 Adjustment for Series 2002-G preferred             -           -       196         196        78,204              -        78,400
 Allocation for decrease in redemption
   value of redeemable preferred stock              -           -         -           -             -      1,316,022     1,316,022
 Net loss                                           -           -         -           -             -     (3,435,735)   (3,435,735)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2003                   4,486,120 $     4,486    30,218 $    30,218  $ 60,337,666  $ (60,321,662) $     50,708
                                           ==========  ==========  ========  ==========   ===========   ============   ===========


      The accompanying notes are an integral part of these consolidated financial statements.


                         VPGI Corp. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended June 30,


                                             2003         2002         2001
                                          ----------   ----------   -----------
 Cash flows from operating activities
  Net loss                               $(3,435,735) $(2,733,434)  $(6,622,458)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain on sale of assets                       -            -       (68,273)
      Depreciation and amortization          439,621    1,593,049     1,916,177
      Asset impairment                     1,793,534            -             -
      Provision for bad debt                 300,000            -             -
      Bad debt expense                             -            -        35,816
      Gain on sale of Curtis Mathes
        trademark                                  -   (1,103,046)            -
      Stock compensation expense              11,318            -        58,496
      Issuance of warrants for services            -       72,000       212,619
      Amortization of debt discount                -       53,545        12,250
      Loss on extinguishment of debt               -      406,243             -
      Conversion of preferred stock -
        Series 2002-G                            196            -             -
      Proceeds from issuance of common stock     736            -             -
      Changes in assets and liabilities,
        net of effects from acquisitions
        and dispositions:
           Trade accounts receivable         356,178      205,079       529,388
           Inventories                        49,929      173,520        38,152
           Prepaid expenses                  274,634     (131,738)      729,736
           Other current assets                    -      163,045       205,535
           Other assets                       90,661       81,286       (99,974)
           Accounts payable and accrued
             liabilities                    (904,433)    (734,867)      312,527
           Deferred revenue                  (50,869)    (194,165)     (718,996)
                                          ----------   ----------   -----------
           Cash and cash equivalents
             used in operating
             activities                   (1,074,230)  (2,149,483)   (3,459,005)

 Cash flows from investing activities
  Purchase of property and equipment               -      (11,606)     (177,234)
  Additions to product and software
    development costs                              -            -      (329,307)
  Collections on note receivable             550,000    1,015,000             -
  Proceeds from sale of trademark                  -      185,000             -
  Investment in certificate of deposit             -      (25,000)            -
  Proceeds from certificate of deposit        25,000            -             -
  Proceeds from sale of assets                     -            -        68,273
  Disposal of property and equipment               -       23,019             -
                                          ----------   ----------   -----------
      Cash and cash equivalents provided
        by (used in) investing activities    575,000    1,186,413      (438,268)

 Cash flows from financing activities
  Proceeds from long term debt               100,000      700,000     1,517,025
  Proceeds from line of credit                     -            -     1,746,003
  Principal payments on line of credit             -            -    (2,067,445)
  Principal payments on long-term debt      (313,445)     (19,621)      (24,824)
  Principal payments on capital lease
    obligations                               (1,493)     (71,740)     (111,302)
  Dividends paid                                   -       (2,119)       (3,750)
  Proceeds from issuance of preferred
    stock - Series 2002-K                          -      500,000             -
  Proceeds from issuance of common stock           -            -     2,000,000
                                          ----------   ----------   -----------
    Cash and cash equivalents provided
      by (used in) financing activities     (214,938)   1,106,520     3,055,707
                                          ----------   ----------   -----------

 Net increase (decrease) in cash and
   cash equivalents                         (714,168)     143,450      (841,566)

 Cash and cash equivalents,
   beginning of year                         724,051      580,601     1,422,167
                                          ----------   ----------   -----------
 Cash and cash equivalents,
   end of year                           $     9,883  $   724,051  $    580,601
                                          ==========   ==========   ===========
 Supplemental information
  Cash paid for interest                 $    13,166  $    80,965  $    142,343
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

 Income taxes
 ------------
  The company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities arising from temporary differences between book and tax basis will be recognized using enacted rates at the time such temporary differences reverse. In the case of deferred tax assets, SFAS 109 requires a reduction in defeerrd tax assets if it is more likely than not that some portion or all of the deferred tax will not be realized. There are accumulated deferred tax assets of 21 million, which are offset by a valuation allowance pursuant to SFAS 109. Such losses are limited by certain Internal Revenue Service regulations.


 NOTE B - GOING CONCERN MATTERS

  The Company laid off all of its employees and discontinued normal operations in December 2002. The accompanying financial statements have been prepared accordingly. The Company incurred net losses of $3,435,735, $2,733,434 and $6,622,458 for the years ended June 30, 2003, 2002 and
  2001, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

  Depreciation expense for years ending June 30, 2003, 2002, and 2001 totaled $439,621, $494,112, and $583,229, respectively.


 NOTE G - OTHER ASSETS

  Other assets at June 30 consist of the following:

                                                 2003          2002
                                              ----------    ----------
    Purchased software                       $         -   $ 2,494,965
    Product and software development costs             -       944,666
    Intellectual property license                      -       129,500
    Goodwill                                           -     1,420,333
    Security deposit on corporate office          12,948        12,948
    Pension surplus                               39,869        29,231
    Other                                              -        87,155
                                              ----------    ----------
                                                  52,817     5,118,798
    Less accumulated amortization                      -    (2,720,563)
                                              ----------    ----------
                                             $    52,817   $ 2,398,235
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

                                         2003          2002          2001
                                      ----------    ----------    ----------
    Net loss
      As reported                    $(3,435,735)  $(2,733,434)  $(6,622,458)
      Deduct:  total stock-based
       employee compensation expense
       determined under fair value
       based method for all awards,
       net of income tax effect         (261,578)     (250,113)   (3,133,230)
                                      ----------    ----------    ----------
      Pro forma net loss             $(3,697,313)  $(2,983,547)  $(9,755,688)
                                      ==========    ==========    ==========
    Loss per share
      As reported                          (0.51)        (0.80)        (2.22)
      Pro forma                            (0.89)        (0.88)        (2.88)

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

  During the year ended June 30, 2003, warrants to purchase 25,000 shares of the Company's common stock were granted in connection with services provided. The warrants have an exercise price of $.01, expire in July 2008, and were valued at $548 upon issuance. Additionally, warrants to purchase 190,000 shares of the Company's common stock were granted in connection with services provided. The warrants have an exercise price of $.02, expire in July 2008, and were valued at $3,477 at June 30, 2003. Additionally, warrants to purchase 75,000 shares of the Company's common stock were granted in connection with the issuance of long-term debt.
  These warrants have an exercise price of $1.50, with a provision to reprice at par value upon the satisfaction of the anti-dilution provisions of certain preferred stock, and expire in November 2005. The value of the warrants is $4,965 upon issuance. Additionally, warrants to purchase 150,000 shares of the Company's common stock were granted in connection with the sale of subsidiaries. The warrants have an exercise price of $.01, expire in December, 2005, and were valued at $3,270.

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


 NOTE L - INCOME TAXES

  A reconciliation of income tax benefit computed by applying the U.S. Federal tax rates to the net loss and recorded income tax expense (benefit) is as follows:

                                         2003          2002          2001
                                      ----------    ----------    ----------
  Tax benefit at statutory rate      $(1,322,758)  $  (929,368)  $(2,251,636)
  Non-deductible expenses                      -         3,134        93,572
  Change in estimate for prior years           -             -             -
  Sale of trademark                            -      (610,842)            -
  Adjustment of net operating
    loss carryforwards                         -             -     2,164,423
  Change in valuation allowance        1,322,758     1,502,582        (6,359)
  Other                                        -        34,494             -
                                      ----------    ----------    ----------
                                     $         -   $         -   $         -
                                      ==========    ==========    ==========

  The components of the Company's deferred income taxes at June 30, 2003 and 2002 are as follows:

                                                 2003          2002
                                              ----------   ----------

    Deferred tax assets
      Inventories                            $         -  $    13,600
      Accounts receivable                              -        4,637
      Fixed assets                                     -       38,695
      Accrued liabilities                              -       16,900
      Deferred revenue                                 -       12,250
      Net operating loss carryforwards        21,026,522   19,703,764
                                              ----------   ----------
                                              21,026,522   19,789,846
    Deferred tax liabilities
      Software and product development costs           -     (86,402)
                                              ----------   ----------
      Net deferred tax asset                  21,026,522   19,703,444
      Valuation allowance                    (21,026,522) (19,703,444)
                                              ----------   ----------
                                             $         -  $         -
                                              ==========   ==========

  At June 30, 2003, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $63,376,735 which may be used to offset future taxable income, subject to certain limitations and provisions of the Internal Revenue Code, and will expire in various amounts in the years 2008 through 2022 if not utilized.


 NOTE M - PENSION AND OTHER BENEFIT PROGRAMS

  Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. The following table sets forth the funded status of the Company's defined pension plan at June 30:

                                                         2002          2001
                                                       --------      --------
    Actuarial present value of
     benefit obligations
    --------------------------
    Accumulated benefit obligation                    $ 637,444     $ 700,879
                                                       ========      ========

    Projected benefit obligation                        637,444       700,879
    Plan assets at fair value                           666,675       609,637
                                                       --------      --------

    Excess projected benefit obligation                 (29,231)       91,242
                                                       --------      --------
    Net pension (asset) liability                     $ (29,231)    $  91,242
                                                       ========      ========

    Net pension cost includes
    the following components
    ------------------------
    Interest on unfunded liability                    $   6,387     $   8,660
    Actuarial (gain) loss                               (84,881)       (5,187)
                                                       --------      --------
    Net pension cost (benefits)                       $ (78,494)    $   3,473
                                                       ========      ========

  The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for 2002 and 2001 was 7%. The net pension asset is shown in other noncurrent assets in the consolidated balance sheet.


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


                                        2003           2002         2001
                                     ----------    -----------   -----------
 Net revenues
   Product sales                    $   127,730   $  1,919,695  $  5,434,527
   Consulting and support services      498,055      3,399,463     2,765,958
   Royalties                                  -         50,153     1,131,747
                                     ----------    -----------   -----------
                                    $   625,785   $  5,369,311  $  9,332,232
                                     ----------    -----------   -----------
 Operating loss
   Product sales                    $(1,147,212)  $ (1,504,892) $ (2,924,871)
   Consulting and support services   (1,125,619)    (1,497,418)   (1,937,387)
   Corporate                         (1,243,399)      (485,949)   (1,927,634)
                                     ----------    -----------   -----------
 Total operating loss                (3,516,230)    (3,488,259)   (6,789,892)
 Less interest expense                  (13,166)      (101,389)     (177,237)
 Other income (expenses)                 93,661        159,411       344,671
 Gain on sale of trademark                    -      1,103,046             -
                                     ----------    -----------   -----------
 Loss before extraordinary item      (3,435,735)    (2,327,191)   (6,622,458)

 Extraordinary item                           -       (406,243)            -
                                     ----------    -----------   -----------
   Net loss                         $(3,435,735)  $ (2,733,434) $ (6,622,458)
                                     ==========    ===========   ===========

 Identifiable assets
   Computer products and service    $         -   $    213,030  $  3,783,772
   Corporate                             22,831      4,629,173     5,053,588
                                     ----------    -----------   -----------
                                    $    22,831   $  4,842,203  $  8,837,360
                                     ==========    ===========   ===========
 Depreciation, amortization
 and write-down
   Computer products and service    $ 2,402,218   $    421,136  $    306,213
   Corporate                             16,716      1,171,913     1,609,965
                                     ----------    -----------   -----------
                                    $ 2,418,934   $  1,593,049  $  1,916,178
                                     ==========    ===========   ===========
 Capital expenditures
   Computer products and service    $         -   $     11,606  $    148,948
   Corporate                                  -              -        28,286
                                     ----------    -----------   -----------
                                    $         -   $     11,606  $    177,234
                                     ==========    ===========   ===========

  International revenues for the years ended June 30, 2003, 2002 and 2001 totaled $156,334, $2,396,981 and $2,589,784, respectively.


 NOTE P - SUBSEQUENT EVENTS

  Restatement

  In September, 2004 the Company obtained an actuarial evaluation of its defined benefit plan. The actuarial report showed an asset of $39,869 which was not recorded as of June 30, 2003. The Company had written off a $29,231 pension surplus asset during fiscal year 2003. The restatement involved the recording of the asset, reversing the expense related to the write off, and recording the income associated with the fiscal year 2003 increase in the asset of $10,638. These restatements resulted in the total assets increasing from $12,948 to $52,817, increased stockholders' equity from $10,839 to $50,708, and decreased the net loss from $3,475,604 to $3,435,735.

  Pension and other benefit programs

  The following is the disclosure related to the defined benefit plan in accordance with FASB 132 for the year ended June 30, 2003.

                                                         Pension Benefits
                                                         ----------------
                                                               2003
                                                             --------
  Change in benefit obligation
  Benefit obligation at beginning of year                     661,314
  Service cost                                                      0
  Interest cost                                                36,198
  Plan participants' contributions                                  0
  Amendments                                                        0
  Actuarial (gain)/loss                                        54,892
  Benefits paid                                               (31,242)
  Other                                                       (61,494)
                                                             --------
  Benefit obligation at end of year                           659,668
                                                             --------
  Change in plan assets
  Fair value of plan assets at beginning of year              697,051
  Actual return on plan assets                                 99,098
  Acquisition                                                       0
  Employer  contributions                                           0
  Plan participants' contributions                                  0
  Benefits paid                                               (31,242)
  Other                                                       (61,494)
                                                             --------
  Fair value of plan assets at end of year                    703,413
                                                             --------
  Reconciliation of Funded status
  Funded Status (Underfunded)/Overfunded                       43,745
  Unrecognized net actuarial loss (gain)                       (3,876)
  Unrecognized prior service cost (benefit)                         0
                                                             --------
     Net amount recognized                                     39,869

  Amounts recognized in the statement of financial position consist of:

                                                         Pension Benefits
                                                         ----------------
                                                               2003
                                                             --------
  Prepaid benefit cost                                              0
  Accrued benefit cost                                              0
  Intangible assets                                                 0
  Accumulated other comprehensive income                            0
                                                             --------
     Net amount recognized                                          0


  The accumulated benefit obligation for all defined benefit pension plans was $659,668 at June 30, 2003.

  Components of Net Periodic Benefit Cost

                                                         Pension Benefits
                                                         ----------------
                                                               2003
                                                             --------
  Service cost                                              $       0
  Interest cost                                                36,198
  Expected return on plan assets                              (39,969)
  Amortization of prior service cost                                0
  Amortization of net (gain) loss                                   0
  Effect of Special Events                                       (361)
                                                             --------
     Net periodic benefit cost                              $  (4,132)

  Additional Information

                                                         Pension Benefits
                                                         ----------------
                                                               2003
                                                             --------
  Increase in minimum liability included
     in other comprehensive income                          $       0

  Assumptions

  Weighted-average assumptions used to determine benefit obligations at June
  30:

                                                         Pension Benefits
                                                         ----------------
                                                               2003
                                                             --------
  Discount rate                                                5.00%
  Rate of compensation increase                                  NA

  Weighted-average assumptions used to determine net periodic benefit cost for years ended June 30:
                                                         Pension Benefits
                                                         ----------------
                                                               2003
                                                             --------
  Discount rate                                                6.25%
  Expected long-term return on plan assets                     6.50%
  Rate of compensation increase                                  NA


  Historical returns of multiple asset classes were analyzed to develop a risk free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

  Plan Assets

  The Company's pension plan weighted-average asset allocations at June 30, 2003 by asset category are as follows:

                                                      Plan Assets at June 30:
                                                               2003
                                                             --------
  Asset Category
  --------------
  Equity securities                                             17%
  Debt securities                                               83%
  Real estate                                                    0%
  Other                                                          0%
                                                             --------
     Total                                                     100%

  The Company has elected to invest in a general fund comprised of fixed income securities managed by their financial services firm. In addition, they have invested in equity securities of their financial services firm they acquired through a demutualization. They have not utilized any weighted-average target asset allocations.

  Equity securities include the Company's Common Stock in the amounts of $118,649 (17 percent of total plan assets) at June 30, 2003.

  Cash Flows

  Contributions
  -------------
  The Company does not expect to contribute to its pension plan in fiscal
  2004.


  Estimated Future Benefit Payments
  ---------------------------------
  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

  Pension Benefits
  ----------------
  2004                            $  30,000
  2005                              166,000
  2006                               50,000
  2007                               80,000
  2008                               45,000
  Years 2009 - 2014                 330,000

  Components of Net Periodic Benefit Cost for the fiscal year ending June
  30, 2004

                                           Pension Benefits
                                                 2004
                                                -------
  Service cost                                 $      0
  Interest cost                                  25,320
  Expected return on plan assets                (35,760)
  Amortization of prior service cost                  0
  Amortization of net (gain) loss                     0
                                                -------
     Net periodic benefit cost                 $(10,440)

  Employer Contributions

  The  Interest Cost  shown  above  is  based  on  a  Benefit  Obligation  of
  $659,668.   Expected benefit  payments  during  the  measurement  year  are
  $30,000.

  The expected Return on Plan Assets  is based on $703,413, the market  value
  of assets at  June 30, 2003.   The Company  used $0  interest on  estimated
  contributions of $0.

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

                                 VPGI CORP.
                              and Subsidiaries

                               EXHIBIT INDEX

 Exhibit Number       Description of Exhibits          Sequential Page Number
 ----------------------------------------------------------------------------

 3(i)     Articles of Incorporation of the Company, as amended and
          restated (filed as Exhibit "3(i)" to the Company's Annual
          Report on Form 10-K for the fiscal year ended June 30, 2003, filed on October 14, 2003, and incorporated herein by
          reference.)                                                    N/A


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

 4.21      First Amendment to Series 2002-G Preferred Stock terms
           and conditions (filed as Exhibit "4.21" to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           June 30, 2003, filed on October 14, 2003, and incorporated
           herein by reference.)                                         N/A

 4.22      Form of 190,000 warrants issued to consultants during
           year ended June 30, 2003 in connection with services
           rendered to the Company (filed as Exhibit "4.22" to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended June 30, 2003, filed on October 14, 2003, and
           incorporated herein by reference.)                            N/A

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

 10.1.4    Third Amendment to Lease Agreement between the Company
           and CMD Realty Investment Fund II, L.P., dated December
           23, 2002 pertaining to the property utilized as the
           corporate headquarters (filed as Exhibit "10.1.4" to
           the Company's Annual Report on Form 10-K for the fiscal
           year ended June 30, 2003, filed on October 14, 2003, and
           incorporated herein by reference.)                            N/A

 21 Subsidiaries of the Company (filed as Exhibit "21" to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed on October 14, 2003, and
           incorporated herein by reference.)                            N/A

 23 *      Consent of Independent Certified Public Accountants.          61

 31 *      Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to Rule 13a-14(a) or 15d-
           14(a) of the Securities and Exchange Act of 1934, as
           adopted pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.                                                  62

 32 *      Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to 18 U.S.C. Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.                                                  64
 _______________
 *  Filed herewith.