Form 10-K
period 2004-06-30
VPGI CORP
filed 2004-10-13
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2004

                       Commission file number 000-13225

                                  VPGI CORP.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                  Texas                               75-1975147
         (State of incorporation)        (I.R.S. Employer Identification No.)

              P.O. Box 802808                            75380
               Dallas, Texas                           (Zip Code)
  (Address of principal executive offices)

  Registrant's telephone number, including area code:  (214) 263-3122

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

      As of December 31, 2003 the aggregate market value of the voting stock held by non-affiliates of the Registrant (4,473,547 shares) was approximately $536,826, based on the closing sale price of the Common Stock as reported by the OTC Bulletin Board[R] ($0.12). Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on corporate records and
 Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      At September 28, 2004 there were 5,242,120 shares of Registrant's Common Stock outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE:  exhibits shown on the Exhibit
 Index.

                                GENERAL INDEX

                                                            Page Number

 ITEM l.   BUSINESS............................................  3

 ITEM 2.   PROPERTIES..........................................  5

 ITEM 3.   LEGAL PROCEEDINGS...................................  5

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  5

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
           SECURITIES..........................................  5

 ITEM 6.   SELECTED FINANCIAL DATA.............................  6

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION..................  7

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................... 12

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......... 13

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................. 13

 ITEM 9A.  CONTROLS AND PROCEDURES............................. 13

 ITEM 9B.  OTHER INFORMATION................................... 14

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. 14

 ITEM 11.  EXECUTIVE COMPENSATION.............................. 15

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................... 16

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 18

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.............. 18

 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.......... 19

 SIGNATURES.................................................... 19

 EXHIBIT INDEX................................................. 50

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

      (b)  Financial Information About Industry Segments

      Please refer to Note O of the Notes to Consolidated Financial Statements in this Form 10-K for information concerning Industry Segments.

      (c)  Narrative Description of Business

      We have conducted no business operations since December 2002. The following information, consequently, relates only to normal business operations conducted prior to that date.

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

 Employees

      As of June 30, 2004, the Company had no employees.

 Warranty

      The Company has no material outstanding warranty obligations.


 ITEM 2.   PROPERTIES

      Until December 2002, we operated from the following locations, which were deemed suitable for our operations. At June 30, 2004, all locations were closed.

      Location       Purpose/Use               Owned/Leased   Square Footage
      --------       -----------               ------------   --------------
      Dallas, TX     Corporate Headquarters       Leased          16,617
      Dallas, TX     Storage facility             Leased           5,120
      Tulsa, OK      Subsidiary office            Leased           7,500


 ITEM 3.   LEGAL PROCEEDINGS

      Prior to closing the business in December 2002, we were routinely a party to ordinary litigation incidental to our business, as well as to other litigation of a nonmaterial nature.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report on Form 10-K, through the solicitation of proxies or otherwise.



                                   PART II

 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

      Until September 13, 2002 our common stock, $.001 par value (the "Common Stock") traded on the NASDAQ SmallCap MarketSM. It now trades on the OTC Bulletin Board under the symbol "VPGI." High and low trade price information for our Common Stock is presented below for each quarter in the last two fiscal years.

      Quarter Ending Date              High Trade          Low Trade
      -------------------              ----------          ---------

      Fiscal 2004
      -----------
      June 30, 2004                      $  0.10            $  0.05
      March 31, 2004                     $  0.18            $  0.085
      December 31, 2003                  $  0.29            $  0.10
      September 30, 2003                 $  0.18            $  0.08

      Fiscal 2003
      -----------
      June 30, 2003                      $  0.19            $  0.018
      March 31, 2003                     $  0.045           $  0.02
      December 31, 2002                  $  0.20            $  0.035
      September 30, 2002                 $  0.85            $  0.15


 Holders

      As of June 30, 2004 there were approximately 11,500 record shareholders and individual participants in security position listings.

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

 Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes our equity compensation plans as of June
 30, 2004:

                                                                      Number of Securities
                       Number of Securities                          Remaining Available For
                        To Be Issued Upon      Weighted-average       Future Issuance Under
                     Exercise of Outstanding   Exercise Price of    Equity Compensation Plans
                       Options, Warrants      Outstanding Options,   (Excluding Securities
 Plan Category             and Rights         Warrants and Rights   Reflected in Column (a))
 --------------------------------------------------------------------------------------------
                       (a)                   (b)                    (c)
 Equity Compensation
 Plans Approved by
 Security Holders          1,815,533               $   3.94                 3,101,967

 Equity Compensation
 Plans Not Approved by
 Security Holders            215,000               $   0.02                       -0-
                           ---------                -------                 ---------
        Total              2,030,533               $   3.53                 3,101,967
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

                                                    Year Ended June 30,
                             -------------------------------------------------------------
                             2004           2003          2002          2001          2000
                             ----           ----          ----          ----          ----
 Consolidated Statement
 of Operations Data
 ----------------------
 Revenues                 $       --   $  625,785     $5,369,311    $9,332,232    $ 9,145,705

 Operating loss              (37,018)  (3,516,230)    (3,894,502)    (6,789,892)  (10,631,655)

 Net loss                    (20,355)  (3,435,735)    (2,733,434)    (6,622,458)  (10,863,875)

 Net loss attributable
   to common stockholders    (24,655)  (2,123,935)    (1,019,077)      (284,658)   (9,825,275)

 Loss per Common Share (1)     (0.01)       (0.51)         (0.30)         (0.08)        (3.82)


 Consolidated Balance
  Sheet Data
 --------------------
 Total assets                 49,972       62,700      4,842,203      8,837,360    12,523,204

 Long term debt                   --           --         14,938      1,388,126       595,324

 Redeemable preferred stock       --           --      1,456,000      1,170,000     8,409,600

 Stockholders' equity         49,972       50,708      2,018,192      3,933,806       860,699

 Number of employees              --           --             25             67           104

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

 FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003
 ---------------------------------------------------------------------------

 Revenues

      We discontinued all operations in December 2002 and had no revenues for fiscal year 2004. Revenues of $626,000 for fiscal year 2003 were primarily comprised of revenues from the sale of CTI products and support services during the first half of the fiscal year before the Company discontinued operations.

 Gross Margin

      We had no gross margin for fiscal year 2004. Gross margin for fiscal year 2003 was $421,000, which represented 67.2% of all revenue in fiscal year 2003. This is attributable to the virtual elimination of all costs associated with the sale of products and services due to the discontinuance of operations.

 Operating Expenses

      Total operating expenses for fiscal year 2004 decreased to approximately $37,000, compared to approximately $3.94 million for the same period last year. Significant components of operating expenses for the fiscal years ended June 30, 2004 and 2003 consisted of the following:

                                                   Year ended June 30,
                                            -------------------------------
                                                2004                2003
                                            -----------         -----------
 Compensation                              $      5,760        $    537,859
 Facilities                                         -0-             156,560
 Depreciation                                       -0-             439,621
 Asset Impairment                                   -0-           1,793,534
 Amortization of software development
   costs, trademark, and goodwill                   -0-             177,985
 Online service expense                             -0-               2,188
 Legal expense and professional fees            17,860              205,411
 Sales and marketing                                -0-              10,370
 Other                                          13,398              613,293
                                            -----------         -----------
 Total                                     $    37,018         $  3,936,821
                                            ===========         ===========

      "Other" expenses include public company cost, telephone, travel, office, insurance, and other general and administrative expenses. The decrease in operating expenses for fiscal year 2004 is attributable to the discontinuance of all Company operations in December 2002.

 Interest Expense

      We had no interest expense in fiscal year 2004 as compared to total interest expense of $13,000 for the previous year. The decrease in interest expense is attributable to the elimination of debt.


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

 Interest Expense

      Total interest expense for fiscal year 2003 was $13,000 as compared to $101,000 in 2002. The decrease in interest expense is primarily attributable to the virtual elimination of our debt level at June 30, 2003, from approximately $215,000 at June 30, 2002.


                       Liquidity and Capital Resources

      Cash and cash equivalents at June 30, 2004 were zero compared to $9,883 at June 30, 2003. In the past we relied on available borrowing arrangements and sales of our common and preferred stock to supplement operations. However, during 2003 outside financial resources became unavailable to us and it was necessary to discontinue operations and close the Company.

 Cash Flows From Operations

      Cash used in operations for the fiscal year ended June 30, 2004 was $9,883 compared to $1.07 million used in operations in 2003. The major components of cash used in operations during 2004 were comprised of a $20,000 loss from operations, accounts payable and accrued liabilities of $11,992 and other assets of $12,948, offset by issuances of common stock and warrants to purchase common stock valued at approximately $28,000.

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

 Cash Flows From Investing Activities

      During fiscal year 2004, we conducted no investing activities.

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

 Cash Flows From Financing Activities

      During fiscal year 2004, we had no financing activities.

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

 Selected Quarterly Financial Data (unaudited)

      The following tables set forth certain unaudited financial data for the quarters indicated:

                                   Fiscal 2004 Quarter Ended                               Fiscal 2003 Quarter Ended
                       --------------------------------------------------    ------------------------------------------------------
                        Sept. 30,    Dec. 31,     March 31,     June 30,       Sept. 30,    Dec. 31,      March 31,     June 30,
                          2003         2003         2004          2004           2002         2002          2003          2003
                       ----------   ----------    ---------    ----------    ----------    ----------    ----------    ----------
 Net Sales                  $0.00        $0.00        $0.00         $0.00       $437,503     $103,282         $0.00       $85,000

 Gross Margin               $0.00        $0.00        $0.00         $0.00       $243,985     $ 91,606         $0.00       $85,000
 % of net sales                 0%           0%           0%            0%          55.8%        88.7%            0%          100%

 Operating income
  (loss)                 $(37,152)     $(2,685)       $0.00        $2,819    $(1,820,458) $(1,574,644)     $(67,986)     $(53,142)
 % of net sales                 0%           0%           0%            0%       (416.1)%    (1,524.6)%           0%          (60)%

 Net income (loss)       $(30,592)     $(2,685)       $0.00       $12,922    $(1,806,122) $(1,555,195)     $(76,208)       $2,790
 % of net sales                 0%           0%           0%            0%       (412.8)%    (1,505.8)%           0%            0%

 Net income (loss)
  attributable to
  common shareholders    $(31,667)     $(3,760)     $(1,075)      $11,847    $(1,151,372)   $(926,095)     $(47,183)         $715
 % of net sales                 0%           0%           0%            0%       (263.2)%      (896.7)%           0%            0%

 Net income (loss)
   attributable to
   common shareholders
   per share - basic and
   diluted*                $(0.01)      $(0.00)      $(0.00)        $0.00         $(0.27)       $(0. 23)     $(0.01)        $0.00

 * Difference in per share amounts between quarterly financial data and year-end results are attributable to rounding.


 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

      None

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


 ITEM 9B.  OTHER INFORMATION

      None.


                                   PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              Board of Directors

      The following sets forth, with respect to each member of our Board of Directors as of June 30, 2004, his name, age, period served as director, present position, if any, with the Company and other business experience. All directors in the past have served one-year terms between annual meetings of shareholders.

      Patrick A. Custer, 55, is the sole member of the Board and Chief Executive Officer. Mr. Custer served as a director from 1984 to 1985, and from 1987 until the present. He served as President and Chief Executive Officer from 1984 to 1985 and from September 1992 until the present. From 1986 until 1990, Mr. Custer was an international business consultant for Park Central Funding (Guernsey), Ltd. From 1978 until 1982, Mr. Custer was a general securities principal and worked for a major brokerage firm as a corporate finance specialist and was owner of his own brokerage firm. He was responsible for structuring and funding IPO's, real estate, energy companies, and numerous high-tech start-up companies. Mr. Custer's technical experience includes engineering and management positions with Texas Instruments and Honeywell. Mr. Custer is a graduate of Texas Tech University in Finance and Management, with additional studies in Electrical Engineering and master studies in Finance.

                              Executive Officers

      The following table lists the names and positions held by all executive officers as of June 30, 2004.

      Name                          Position

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

      Based solely upon a review of the copies of the forms filed pursuant to
 Section 16(a) furnished to us, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal year ended June 30, 2004, we believe that during the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% Owners were complied with.

                                Audit Committee

      We have no active Audit Committee, however, Mr. Custer meets the definition of an audit committee financial expert, as set forth in Item 401(h)(2) of Regulation S-K.


 ITEM 11.  EXECUTIVE COMPENSATION

                          Summary Compensation Table


      The following table summarizes the compensation paid over the last three completed fiscal years to our Chief Executive Officer and any other executive officer who received compensation exceeding $100,000 during the fiscal year ended June 30, 2004.

                                                               Long Term Compensation
                                                               ------------------------------------
                           Annual Compensation                 Awards                       Payouts
                           ---------------------------------   ---------------------------  -------
(a)               (b)      (c)       (d)      (e)              (f)          (g)             (h)      (i)
                                                                                                        All
                                                                                                        Other
 Name and           Year                       Other             Restricted    Securities     LTIP      Compen-
 Principal          Ended                      Annual            Stock         Underlying     Payouts   sation
 Position           June 30 Salary($) Bonus($) Compensation($)   Awards($)     Options(#)       ($)      ($)
----------          -------  --------  -------  --------------   ----------   --------------  -------  ------

Patrick A. Custer      2004      -0-        -0-       (1)           5,760            -0-        -0-      -0-
 Sole member of the    2003  159,490        -0-       (1)             -0-       310,000         -0-      -0-
 Board and CEO         2002  210,000        -0-       (1)             -0-       378,000         -0-      -0-

 (1) Other annual compensation to this executive officer, including payment of a car allowance and other personal benefits, did not exceed the lesser of $50,000 or 10% of such executive officer's total annual salary and bonus for such fiscal year.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

      The following table shows aggregate exercises of options (or tandem stock appreciation rights) and freestanding stock appreciation rights during the fiscal year ended June 30, 2004 by each of the named executive officers.


(a)                (b)             (c)          (d)                (e)
                                                Number of
                                                Securities         Value of
                                                Underlying         Unexercised
                                                Unexercised        In-the-Money
                                                Options at         Options at
                                                FY-End (#)         FY-End ($)(1)
                   Shares
                   Acquired        Value        Exercisable (E)/   Exercisable (E)/
Name               on Exercise(#)  Realized($)  Unexercisable (U)  Unexercisable (U)
------             --------------  -----------  -----------------  -----------------

Patrick A. Custer        -0-            -0-         872,500 (E)        12,400 (E)
                                                     63,000 (U)          -0-  (U)

 (1) At June 30, 2004, 310,000 of the options were considered "in-the-money," as the fair market value of the underlying securities on that date ($0.06) exceeded the exercise price of the options ($0.02). None of the remaining options were considered "in-the-money," as the fair market value of the underlying securities did not exceed the exercise price of the options.


                          Compensation of Directors

      Directors are not paid compensation as such, except for services performed in another capacity, such as an executive officer.

   Employment Contracts and Termination and Change-in-Control Arrangements

      At June 30, 2004, we had no employment agreement with any named executive officer.

         Compensation Committee Interlocks and Insider Participation

      Mr. Custer participated in advising the Board of Directors concerning certain aspects of executive officer compensation during the last completed fiscal year. Mr. Custer is Chairman of the Board, President and Chief Executive Officer.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of September 28, 2004 with respect to the beneficial ownership of Common Stock by (i) persons known to us to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors of the Company, (iii) each of the executive officers and (iv) all directors and executive officers of the Company as a group.

      The number of shares of Common Stock beneficially owned by each individual set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of September 28, 2004 (the date on which this Form 10-K is due at the Commission), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Securities and Exchange Commission.

                                  Number of Shares
    Name and Address              Amount and Nature          Percent
    of Beneficial Owner           of Beneficial Ownership    of Class
    -------------------           -----------------------    --------
 5% Beneficial Owners

 Patrick A. Custer                     1,198,508 (1)          19.60%
 17300 N. Dallas Pkwy., Suite 2050
 Dallas, Texas 75248

 Peak Decision International Limited     350,000 (2)           6.68%
 Unit 1603, 16F
 Dina House,
 11 Duddell Street, Central
 Hong Kong

 Trident Growth Fund, L.P.               423,815 (3)           7.60%
 (formerly known as Gemini
 Growth Fund, L.P.)
 3602 McKinney Ave, Suite 220
 Dallas, Texas 75204

 Directors

      Patrick A. Custer                1,198,508 (1)          19.60%

 Executive Officers

      Patrick A. Custer                1,198,508 (1)          19.60%

 All Directors and Executive
      Officers as a Group              1,198,508 (4)          19.60%

 (1) Includes 290,188 shares owned outright by Mr. Custer; 872,500 shares issuable to Mr. Custer upon exercise of vested nonstatutory Employee Stock Options; 32,729 shares held of record by Custer Company, Inc., a family trust, over which Mr. Custer exercises voting control; 2,969 shares owned by his wife; 118 shares held by his wife for the benefit of his minor daughter; and 2 shares each held by Mr. Custer for the benefit of his two sons.

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


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 Audit Fees

      Audit fees include fees paid by the Company to its auditors in connection with the annual audit of the Company's financial statements and the auditor's review of the Company's interim financial statements. The aggregate fees billed to the Company by CF & Co., L.L.P. for audit services for the fiscal year ended June 30, 2004 were $7,200. The aggregate fees billed to the Company by Cheshier & Fuller, L.L.P. for audit services for the fiscal year ended June 30, 2003 were $22,500.

 Audit Related Fees

      Audit related fees include fees paid by the Company to its auditors for services related to accounting consultations and internal control review. There were no audit-related fees paid by the Company for either of the fiscal years ended June 30, 2004 or 2003.

 Tax Fees

      Tax fees include fees paid by the Company to its auditors for corporate tax compliance and tax advisory services. The aggregate tax related fees billed to the Company by CF & Co., L.L.P. for the fiscal year ended June 30, 2004 were $0.

 All Other Fees

      All other fees include fees paid by the Company to its auditors for all other services rendered by the auditor to the Company. There were no fees for other services paid by the Company for either of the fiscal years ended June 30, 2004 or 2003.

                                   PART IV

 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

      Principal Executive Officer and
      -------------------------------
      Principal Financial and Accounting Officer
      ------------------------------------------

 /s/  PATRICK A. CUSTER       Chairman of the Board,         October 13, 2004
      Patrick A. Custer       Chief Executive Officer
                              and Director

                         Independent Auditor's Report
                         ----------------------------

 Board of Directors
 VPGI Corp. and Subsidiaries

 We have audited the accompanying consolidated balance sheets of VPGI Corp. and Subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of VPGI Corp. and Subsidiaries as of June 30, 2002 were audited by other auditors whose report dated September 3, 2002, expressed an unqualified opinion on those statements.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VPGI Corp. and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

 We have also audited Schedule II for the years ended June 30, 2004 and 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

 As shown in the consolidated financial statements, the Company incurred net losses of $20,355, $3,435,735 and $2,733,434 for the years ended June 30, 2004, 2003 and 2002, respectively. These factors, among others, as discussed in Note B to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                    CF & Co., L.L.P

 Dallas, Texas
 October 1, 2004

          Report of Independent Registered Public Accountanting Firm


 Board of Directors
 VPGI Corp. and Subsidiaries

 We have audited the related consolidated statements of operations, changes in stockholders' equity and cash flows of VPGI Corp. and Subsidiaries for the year ended June 30, 2002. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of VPGI Corp. and Subsidiaries for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

 We have also audited Schedule II for the year ended June 30, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,733,434 for the year ended June 30, 2002. These factors, among others, as discussed in Note B to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


 GRANT THORNTON LLP

 Dallas, Texas
 September 3, 2002

                         VPGI Corp. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                   June 30,


                           ASSETS                      2004           2003
                                                   -----------    -----------
 CURRENT ASSETS
  Cash and cash equivalents                       $          -   $      9,883
                                                   -----------    -----------
     Total current assets                                    -          9,883

 OTHER ASSETS
  Security deposit on corporate office                       -         12,948
  Pension surplus                                       49,972         39,869
                                                   -----------    -----------
     Total other assets                                 49,972         52,817
                                                   -----------    -----------
     Total assets                                 $     49,972   $     62,700
                                                   ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   June 30,


      LIABILITIES AND STOCKHOLDERS' EQUITY             2004           2003
                                                   -----------    -----------
 CURRENT LIABILITIES
  Accrued expenses                                $          -   $     11,992
                                                   -----------    -----------
     Total current liabilities                               -         11,992

 COMMITMENTS AND CONTINGENCIES (NOTE I)
                                                   -----------    -----------
     Total liabilities                                       -         11,992

 STOCKHOLDERS' EQUITY
  Preferred stock, cumulative, $1.00 par value;
      1,000,000 shares authorized:
    Series A, 30,000 shares issued and outstanding
      at June 30, 2004 and 2003                         30,000         30,000
    Series H, 2 shares issued and outstanding
      at June 30, 2004 and 2003 (liquidation
      preference of $50,000)                                 2              2
    Series 2002-K, 20 shares issued and outstanding
      at June 30, 2004 and June 30, 2003
      (liquidation preference of $500,000)                  20             20
    Series 2002-G, 196 shares issued and outstanding
      at June 30, 2004 and 2003 (liquidation
      preference of $4.9 million)                          196            196
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 5,242,120 and 4,486,120 shares
    issued and outstanding at June 30, 2004 and
    2003, respectively                                   5,242          4,486
  Additional paid in capital                        60,356,529     60,337,666
  Accumulated deficit                              (60,342,017)   (60,321,662)
                                                   -----------    -----------
     Total stockholders' equity                         49,972         50,708
                                                   -----------    -----------
     Total liabilities and stockholders' equity   $     49,972   $     62,700
                                                   ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                             Years ended June 30,

                                             2004          2003         2002
                                          ----------    ----------   ----------
 Revenues
  Product sales                          $         -   $   127,730  $ 1,919,695
  Consulting and support services                  -       498,055    3,399,463
  Royalties                                        -             -       50,153
                                          ----------    ----------   ----------
     Total revenues                                -       625,785    5,369,311

 Cost of products and services
  Cost of product sales                            -        50,649      939,082
  Cost of consulting and support services          -       154,545    1,316,593
                                          ----------    ----------   ----------
     Total cost of products and services           -       205,194    2,255,675
                                          ----------    ----------   ----------
     Gross margin                                  -       420,591    3,113,636

 Operating expenses
  Selling                                          -        10,370       52,850
  General and administrative                  31,258     1,693,296    4,955,996
  Fees paid to related party                   5,760             -            -
  Depreciation and amortization                    -       439,621    1,593,049
  Extinguishment of debt                           -             -      406,243
  Asset impairment                                 -     1,793,534            -
                                          ----------    ----------   ----------
                                              37,018     3,936,821    7,008,138
                                          ----------    ----------   ----------
     Operating loss                          (37,018)   (3,516,230)  (3,894,502)

 Other (income) expense
  Interest income                                  -       (83,023)     (95,445)
  Interest expense                                 -        13,166      101,389
  Other income, net                          (16,663)      (10,638)     (63,966)
  Gain on sale of trademark                        -             -   (1,103,046)
                                          ----------    ----------   ----------
     Total other (income) expense            (16,663)      (80,495)  (1,161,068)
                                          ----------    ----------   ----------
     Net loss                                (20,355)   (3,435,735)  (2,733,434)
                                          ----------    ----------   ----------

 Decrease in redemption value
  of redeemable preferred stock                    -     1,316,100    2,168,657

 Dividend requirements on preferred stock     (4,300)       (4,300)    (454,300)
                                          ----------    ----------   ----------
 Net loss attributable to
   common stockholders                   $   (24,655)  $(2,123,935) $(1,019,077)
                                          ==========    ==========   ==========

 Per share amounts allocable to common
   stockholders - Basic and diluted

     Net loss                                 $(0.00)       $(0.51)      $(0.30)
                                               =====         =====        =====
 Weighted average common shares
   outstanding - Basic and diluted         5,140,907     4,133,160    3,404,172
                                          ==========    ==========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                                    VPGI Corp. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         For the years ended June 30, 2004, 2003 and 2002

                                                 Common Stock         Preferred Stock      Additional
                                           ----------------------  --------------------    paid-in       Accumulated
                                               Shares      Amount    Shares      Amount    capital         deficit        Total
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - July 1, 2001                    3,398,977       3,399    30,002      30,002    59,080,801    (55,180,396)    3,933,806

 Adjustment to common stock for reverse
   stock split                                    808           1         -           -            (1)             -             -
 Issuance of common stock for investment
   in subsidiary                              350,000         350         -           -       129,150              -       129,500
 Issuance of Series 2002-K preferred stock          -           -        20          20       499,980              -       500,000
 Issuance of warrants for services                  -           -         -           -        72,000              -        72,000
 Issuance of warrants in connection
   with long-term debt                              -           -         -           -       156,875              -       156,875
 Repriced warrants in connection
   with long-term debt                              -           -         -           -       179,064              -       179,064
 Issuance of warrants in connection
   with the sale of trademark                       -           -         -           -        68,500              -        68,500
 Preferred stock dividends                          -           -         -           -             -         (2,119)       (2,119)
 Preferred stock dividends forgiven
   in exchange of Series D-1 for
   Series G preferred stock                         -           -         -           -             -     (2,454,657)   (2,454,657)
 Allocation for decrease in redemption
   value of redeemable preferred stock              -           -         -           -             -      2,168,657     2,168,657
 Net loss                                           -           -         -           -             -     (2,733,434)   (2,733,434)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2002                   3,749,785       3,750    30,022      30,022    60,186,369    (58,201,949)    2,018,192

 Conversion of Series 2002-G preferred
   to common stock                            733,335         733         -           -        60,767              -        61,500
 Issuance of common stock in exchange
   for services                                 3,000           3         -           -            66              -            69
 Issuance of warrants for services                  -           -         -           -         4,025              -         4,025
 Issuance of warrants in connection
   with long-term debt                              -           -         -           -         4,965              -         4,965
 Issuance of warrants with sale
   of subsidiaries                                  -           -         -           -         3,270              -         3,270
 Adjustment for Series 2002-G preferred             -           -       196         196        78,204              -        78,400
 Allocation for decrease in redemption
   value of redeemable preferred stock                                        1,316,022     1,316,022
 Net loss                                           -           -         -           -             -     (3,435,735)   (3,435,735)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2003                   4,486,120 $     4,486    30,218 $    30,218  $ 60,337,666  $ (60,321,662) $     50,708
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------

 Issuance of common stock in exchange
   for services                               756,000         756         -           -        14,363              -        15,119
 Issuance of warrants for services                  -           -         -           -         4,500              -         4,500
 Net loss                                           -           -         -           -             -        (20,355)      (20,355)
                                           ----------  ----------  --------  ----------   -----------   ------------   -----------
 Balances - June 30, 2004                   5,242,120 $     5,242    30,218 $    30,218  $ 60,356,529  $ (60,342,017) $     49,972
                                           ==========  ==========  ========  ==========   ===========   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended June 30,


                                             2004         2003         2002
                                          ----------   ----------   -----------
 Cash flows from operating activities
  Net loss                               $   (20,355) $(3,435,735) $ (2,733,434)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Depreciation and amortization                -      439,621     1,593,049
      Asset impairment                             -    1,793,534             -
      Provision for bad debt                       -      300,000             -
      Gain on sale of Curtis Mathes
        trademark                                  -            -    (1,103,046)
      Stock compensation expense              15,119       11,318             -
      Issuance of warrants for services        4,500            -        72,000
      Amortization of debt discount                -            -        53,545
      Loss on extinguishment of debt               -            -       406,243
      Conversion of preferred stock -
        Series 2002-G                              -          196             -
      Proceeds from issuance of common stock       -          736             -
      Changes in assets and liabilities,
        net of effects from acquisitions
        and dispositions:
           Trade accounts receivable               -      356,178       205,079
           Inventories                             -       49,929       173,520
           Prepaid expenses                        -      274,634      (131,738)
           Other current assets                    -            -       163,045
           Other assets                        2,845       90,661        81,286
           Accounts payable and accrued
             liabilities                     (11,992)    (904,433)     (734,867)
           Deferred revenue                        -      (50,869)     (194,165)
                                          ----------   ----------   -----------
           Cash and cash equivalents
             used in operating activities     (9,883)  (1,074,230)   (2,149,483)
                                          ----------   ----------   -----------
 Cash flows from investing activities
  Purchase of property and equipment               -            -       (11,606)
  Collections on note receivable                   -      550,000     1,015,000
  Proceeds from sale of trademark                  -            -       185,000
  Investment in certificate of deposit             -            -       (25,000)
  Proceeds from certificate of deposit             -       25,000             -
  Disposal of property and equipment               -            -        23,019
                                          ----------   ----------   -----------
    Cash and cash equivalents provided
      by (used in) investing activities            -      575,000     1,186,413
                                          ----------   ----------   -----------
 Cash flows from financing activities
  Proceeds from long term debt                     -      100,000       700,000
  Principal payments on long-term debt             -     (313,445)      (19,621)
  Principal payments on capital lease
    obligations                                    -       (1,493)      (71,740)
  Dividends paid                                   -            -        (2,119)
  Proceeds from issuance of preferred
    stock - Series 2002-K                          -            -       500,000
                                          ----------   ----------   -----------
    Cash and cash equivalents provided
      by (used in) financing activities            -     (214,938)    1,106,520
                                          ----------   ----------   -----------
 Net increase (decrease) in cash and
   cash equivalents                           (9,883)    (714,168)      143,450

 Cash and cash equivalents,
   beginning of year                           9,883      724,051       580,601
                                          ----------   ----------   -----------
 Cash and cash equivalents,
   end of year                           $         -  $     9,883  $    724,051
                                          ==========   ==========   ===========
 Supplemental information
  Cash paid for interest                 $         -  $    13,166  $     80,965
                                          ==========   ==========   ===========

 See Note N for supplemental schedule of non-cash investing and financing activities.

 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2004, 2003 and 2002


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

  Revenue Recognition
  -------------------
  The Company recognized service revenue as the services are provided. Equipment and product sales were recognized at the time of delivery and customer acceptance. Revenue from the installation of software and hardware systems was recognized on the completed contract method. Royalty revenue was recognized when earned as the customer sells royalty related products. Amounts for which revenue could not be recognized such as uncompleted contracts or unearned maintenance services were included in deferred revenue and were recognized as contracts are completed or ratably over the period covered by the maintenance agreement.

  No revenue was earned during 2004.

  On January  16, 2002,  the Company  completed  the sale  of a  source  code license to one of its largest customers of its CTI product. The sale resulted in the Company receiving $1.3 million in cash (this revenue is included in consulting and support service revenue in the accompanying statements of operations). The buyer also hired six of the Company's employees.

  Advertising Costs
  -----------------
  Advertising costs  are  charged to  operations  as incurred.    Advertising
  costs for the years ended June 30, 2004, 2003 and 2002, were $0, $319, and $23,469, respectively.

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

  Reclassifications
  -----------------
  Certain reclassifications of the 2002 financial statements and related notes were made to conform with the 2003 presentation.

  Income taxes
  ------------
  The company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that deterred tax assets and liabilities arising from temporary differences between book and tax basis will be recognized using enacted rates at the time such temporary differences reverse. In the case of deferred tax assets, SFAS 109 requires a reduction in deferred tax assets if it is more likely than not that some portion or all of the deferred tax will not be realized. There are accumulated deferred tax assets of $21 million, which are offset by a valuation allowance pursuant to SFAS 109. Such losses are limited by certain Internal Revenue Service regulations.


 NOTE B - GOING CONCERN MATTERS

  The Company laid off all of its employees and discontinued normal operations in December 2002. The accompanying financial statements have been prepared accordingly. The Company incurred net losses of $20,355, $3,435,735 and $2,733,434 for the years ended June 30, 2004, 2003 and
  2002, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


 NOTE D - SHAREHOLDER MATTERS

  In July 2003, stockholders approved an amendment and restatement of the Company's articles of incorporation, resulting in a reduction in par value of the Company's common stock from $.80 per share to $.001 per share. The authorized number of shares was maintained at 80,000,000. All share and per share data give effect to the reduction in par value applied retroactively as if it occurred on July 1, 2001.


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


 NOTE F - PROPERTY AND EQUIPMENT

  As a  result  of the  cessation  of  all normal  business  activities,  the
  Company wrote off  all remaining property and  equipment during 2003.   All
  remaining property and equipment was disposed of during 2004.

  Depreciation expense and amortization of assets held under capital leases for years ended June 30, 2004, 2003, and 2002 totaled $-0-, $439,621 and $1,593,049, respectively.


 NOTE G - OTHER ASSETS

  Other assets at June 30 consist of the following:

                                                 2004          2003
                                              ----------    ----------
    Security deposit on corporate office     $         -   $    12,948
    Pension surplus                               49,972        39,869
                                              ----------    ----------
                                                  49,972        52,817
    Less accumulated amortization                      -             -
                                              ----------    ----------
                                             $    49,972   $    52,817
                                              ==========    ==========

  Purchased software is normally amortized in relation to expected revenue from the product or straight-line over a maximum of four years, whichever is greater. Amortization expense for the years ended June 30, 2004, 2003 and 2002 was $-0-, $177,985 and $683,718, respectively. Revenue from these products was $-0-, $241,026 and $2,677,445 (including the $1.3 million sale of the source code license) for the years ended June 30, 2004, 2003 and 2002, respectively. In December 2002, the Company wrote off this asset, as it was no longer being utilized.

  Product and software development costs are normally amortized over their estimated useful life of three years. Amortization expense for the years ended June 30, 2004, 2003 and 2002 was $-0-, $-0- and $273,060,
  respectively. Revenue from these products was $-0-, $2,808 and $93,623 for the years ended June 30, 2004, 2003 and 2002, respectively. In December 2002, the Company wrote off this asset, as it was no longer being utilized.

  The Company purchased the Curtis Mathes Corporation in 1993 and sold its only remaining asset, the Curtis Mathes trademark, in September 2001 for a gain of $1,103,046. The trademark was being amortized on a straight-line basis over 20 years. Amortization expense for the years ended June 30, 2002 was $43,706.

  Goodwill totaling $1,420,333 from 1998 acquisitions of Video Management, Inc. (VMI) and Corporate Network Solutions (CNS) was being amortized over its estimated useful life of fourteen years. Amortization expense for the year ended June 30, 2002 was $101,453. In October 2002, management and the Board of Directors of the Company determined, based on i) lower than expected revenues, ii) its inability to secure contracts it had expected to secure during the quarter ended September 30, 2002, and iii) its limited resources, the Company would not continue to support the operations of its subsidiary, Network America, Inc. (NWA). As a result of this decision, and based on the fair value of the subsidiary, the Company determined that the $1,005,509 of unamortized goodwill on the Company's books relating to NWA was impaired. Accordingly, the Company recorded an impairment expense for that amount to write off the goodwill as of September 30, 2002.


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


 NOTE I - COMMITMENTS AND CONTINGENCIES

  Litigation
  ----------
  Prior to closing the business in December 2002, the Company was routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company.


 NOTE J - CONCENTRATIONS OF CREDIT RISK

  During 2003 and 2002, one customer represented 39% and 45% of sales, respectively.


 NOTE K - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

  Preferred Stock
  ---------------
  The Company has 1,000,000 shares authorized of $1.00 par value cumulative preferred stock. The Company's articles of incorporation allow the board of directors to determine the number of shares and determine the relative rights and preferences of any series of preferred stock to be issued.

  In December 1992, the Company issued 140,000 shares of Series A redeemable preferred stock (stated value $1 per share). In fiscal 2000, 100,000 shares were redeemed for cash, and 10,000 shares were converted to common stock, with the remaining 30,000 outstanding at June 30, 2004. Shares accumulate dividends at 6%, or $1,800 per year. Dividends in arrears at June 30, 2004 and 2003 on Series A shares totaled $13,950 and $12,150, respectively.

  In fiscal  1996,  the Company  issued 55  shares  of Series  H  convertible preferred stock (stated value $25,000 per share). 52 shares were converted into common stock in fiscal 1997, and one share was converted in fiscal 2000, with the remaining two shares outstanding at June 30, 2004. Shares accumulate dividends at 5%, or $2,500 per year and are paid in May and November of each year. Shares are convertible based on 80% of the five day average closing bid price of the Company's common stock, with minimum and maximum conversion limits of $12 and $32 per share, respectively. Dividends of $5,000 and $2,500 were in arrears on Series H shares at June 30, 2004 and 2003, respectively.

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

  Dividends of $-0-, $-0- and $2,119 on preferred stock were paid during the years ended June 30, 2004, 2003 and 2002, respectively. Cumulative dividends in arrears as of June 30, 2004, 2003 and 2002 amounted to $18,950, $14,650 and $10,350, respectively.

  In June 2002, the Company issued 20 shares of Series 2002-K convertible preferred stock (stated value $25,000 per share). The shares have no provision for dividends and are convertible into common shares at $.80 per share. At any time, at the Company's sole discretion, the Company may redeem all or part of the outstanding preferred shares at a price per share of 120% of their face value.

  On April 16, 2003, the holder of the Company's Series 2002-G preferred stock agreed to modify the terms of the preferred stock, whereby any future redemption of the preferred stock shall be at the sole option of the Company rather than at the option of the Holder. This modification to the terms of the preferred stock resulted in the preferred stock being accounted for as equity as of June 30, 2003, rather than as liability. In addition, 44 shares of the preferred stock was converted into 733,335 shares of common stock for a total of $61,500 during the year ended June 30, 2003.

  Stock Options
  -------------
  The Company  has  periodically granted  stock  options for  employment  and
  outside services  received during the  years reported.   These options  are
  treated as fixed, compensatory awards.

  The Company has granted non-compensatory stock options to key employees and directors at market value at the date of grant. The options granted to directors have generally vested immediately, and the options granted to employees have generally vested over a 3-year period; however, during 2003, options covering 310,000 shares were granted that vested immediately. During 2002, options covering 22,688 shares, were granted that vest over 3 years. No options were granted during 2004.

  During 2003 and 2002, options issued to employees and directors with exercise prices less than market on the grant date were immaterial and, accordingly, no compensation expense was recognized in those years. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and net loss per share for 2004, 2003 and 2002 would have been increased as follows:

                                         2004          2003          2002
                                      ----------    ----------    ----------
    Net loss
      As reported                    $   (20,355)  $(3,435,735)  $(2,733,434)
      Deduct:  total stock-based
       employee compensation expense
       determined under fair value
       based method for all awards,
       net of income tax effect                -      (261,578)     (250,113)
                                      ----------    ----------    ----------
      Pro forma net loss             $   (20,355)  $(3,697,313)  $(2,983,547)
                                      ==========    ==========    ==========
    Loss per share
      As reported                          (0.01)        (0.51)        (0.80)
      Pro forma                            (0.01)        (0.89)        (0.88)

  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                      2004           2003           2002
                                   ----------     ----------     ----------
    Expected volatility                374%           150%          150%
    Risk-free interest rate            2.6%      1.15% - 1.3%   3.50% - 4.30%
    Expected lives                   5 years  2.7 to 5.5 years     3 years
    Dividend yield                      -              -              -


  Additional information with respect to all options outstanding at June 30, 2004, and changes for the three years then ended was as follows:

                         Issued            Issued           Issued
                         Above            Equal to          Below
                      market price      market price     market price
                   ------------------  ---------------  --------------
                            Weighted          Weighted        Weighted
                            average           average         average
                            exercise          exercise        exercise   Total
                   Options    price   Options   price Options   price   Options
                   -------   ------   ------    ----- -------   -----   -------
 Outstanding at
 June 30, 2001     454,930   15.761    8,750    14.56 115,901   15.68   589,581

 Granted         2,162,857     0.83        -        -       -       - 2,162,857
 Forfeited        (540,820)    2.46        -        - (11,147)  28.65  (551,967)
                   -------   ------   ------    ----- -------   -----   -------
 Outstanding at
 June 30, 2002   2,076,967  $  3.63   18,750   $14.56 104,754  $14.40 2,200,471
                 =========   ======   ======    ===== =======   ===== =========

 Granted                 -        -  310,000     0.02       -       -   310,000
 Forfeited        (466,035)    1.56        -        -       -       -  (466,035)
                   -------   ------   ------    ----- -------   -----   -------
 Outstanding at
 June 30, 2003   1,610,932     4.13 $328,750   $ 0.85 104,754  $14.40 2,044,436
                 =========   ======   ======    ===== =======   ===== =========

 Granted                 -        -        -        -       -       -         -
 Forfeited        (140,407)    1.41   (9,375)   12.43 (79,121)  12.38 (228,903)
                   -------   ------   ------    ----- -------   -----   -------
 Outstanding at
 June 30, 2004   1,470,525   $ 4.39  319,375   $ 0.51  25,633  $20.62 1,815,533
                 =========   ======   ======    ===== =======   ===== =========


                                                 Number       Weighted
                                               of shares      average
                                               underlying     exercise
                                                options        price
                                               ----------      -----

    Options exercisable at June 30, 2002       1,061,555      $ 7.91
                                               =========       =====
    Options exercisable at June 30, 2003       1,855,436      $ 4.55
                                               =========       =====
    Options exercisable at June 30, 2004       1,752,533      $ 4.05
                                               =========       =====

  No options were granted during 2004. For 2003, options granted equal to market value had a weighted average fair value per share of $0.02. For 2002, options granted above market value had a weighted average fair value per share of $0.83.

  Information about stock options outstanding at June 30, 2004 is summarized as follows:

                          Options outstanding             Exercisable
                  --------------------------------  ----------------------
                               Weighted
                               average    Weighted                Weighted
                              remaining   average                 average
      Range of                contractual exercise    Number      exercise
   exercise prices     Number   life       price    exercisable    price
  ----------------   ---------  -----     -------   -----------   --------

  $0.02                310,000   3.90    $  0.02      310,000     $  0.02
  $0.80              1,087,400   2.31       0.80    1,024,400        0.80
  $13.44 to $16.48     399,383   0.73      14.51      399,383       14.51
  $21.52 to $28.00      18,750   0.63      25.84       18,750       25.84
                     ---------                      ---------
                     1,815,533                      1,752,533
                     =========                      =========

  Common stock warrants issued and outstanding at June 30, 2004 are summarized as follows:

                                                Weighted         Weighted
                                                 average         average
    Range of exercise price           Number  remaining life  exercise price
    ----------------------           -------  --------------  --------------
    $0.01 to $0.09                   415,000       3.11          $  0.02
    $1.50 to $6.72                   481,250       1.67             1.91
    $13.28 to $28.00                  15,000       1.28            25.55
    $32.00 to $48.00                  76,250       0.35            35.93

  All outstanding warrants are exercisable at June 30, 2004, with the exception of 50,000 warrants which become exercisable in February 2005.

  During the year ended June 30, 2004, warrants to purchase 50,000 shares of the Company's common stock were granted in connection with services provided. The warrants have an exercise price of $.09, expire in July 2008, and were valued at $4,500.

  During the year ended June 30, 2003, warrants to purchase 25,000 shares of the Company's common stock were granted in connection with services provided. The warrants have an exercise price of $.01, expire in July 2008, and were valued at $548 upon issuance. Additionally, warrants to purchase 190,000 shares of the Company's common stock were granted in connection with services provided. The warrants have an exercise price of $.02, expire in July 2008, and were valued at $3,477 upon issuance. Additionally, warrants to purchase 75,000 shares of the Company's common stock were granted in connection with the issuance of long-term debt. These warrants have an exercise price of $1.50, with a provision to reprice at par value upon the satisfaction of the anti-dilution provisions of certain preferred stock, and expire in November 2005. The value of the warrants is $4,965 upon issuance. Additionally, warrants to purchase 150,000 shares of the Company's common stock were granted in connection with the sale of subsidiaries. The warrants have an exercise price of $.01, expire in December, 2005, and were valued at $3,270.

  During the year ended June 30, 2002, warrants to purchase 150,000 shares of the Company's common stock were granted in connection with consulting services provided. The warrants have an exercise price of $1.50, expire in February 2007, and were valued at $72,000 and recorded as a prepaid expense, net of amortization of $6,000 upon issuance. Additionally, warrants to purchase 150,000 shares of the Company's common stock were granted in connection with the issuance of long-term debt. These warrants have an exercise price of $1.50 and expire in April 2005. The value of the warrants, $60,000, is included as a discount on the debt net of accumulated amortization of $7,500. Warrants to purchase 50,000 shares of the Company's common stock were granted for a finder's fee in connection with the sale of the Curtis Mathes trademark. These warrants have an exercise price of $32.00 per share, with a provision to reprice at par value upon the satisfaction of the anti-dilution provisions of certain preferred stock. The value of the warrants, $68,500, was recorded as a reduction in the gain on the sale of trademark in the accompanying statement of operations.


 NOTE L - INCOME TAXES

  A reconciliation of income tax benefit computed by applying the U.S. Federal tax rates to the net loss and recorded income tax expense (benefit) is as follows:

                                         2004          2003          2002
                                      ----------    ----------    ----------

  Tax benefit at statutory rate      $    (7,836)  $(1,322,758)  $  (929,368)
  Non-deductible expenses                      -             -         3,134
  Sale of trademark                            -             -      (610,842)
  Change in valuation allowance            7,836     1,322,758     1,502,582
  Other                                        -             -        34,494
                                      ----------    ----------    ----------
                                     $         -   $         -   $         -
                                      ==========    ==========    ==========

  The components of the Company's deferred income taxes at June 30, 2004 and 2003 are as follows:

                                                 2004         2003
                                              ----------   ----------
    Deferred tax assets
      Net operating loss carryforwards       $21,034,359  $21,026,522
                                              ----------   ----------
      Deferred tax asset                      21,034,359   21,026,522
      Valuation allowance                    (21,034,359) (21,026,522)
                                              ----------   ----------
                                             $         -  $         -
                                              ==========   ==========

  At June 30, 2004, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $63,397,090 which may be used to offset future taxable income, subject to certain limitations and provisions of the Internal Revenue Code, and will expire in various amounts in the years 2008 through 2022 if not utilized.


 NOTE M - PENSION AND OTHER BENEFIT PROGRAMS

  2002
  ----
  Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. The following table sets forth the funded status of the Company's defined pension plan at June 30:
                                                              2002
                                                            --------
    Actuarial present value of benefit obligations
    ----------------------------------------------
    Accumulated benefit obligation                         $ 637,444
                                                            ========

    Projected benefit obligation                             637,444
    Plan assets at fair value                                666,675
                                                            --------

    Excess projected benefit obligation                     (29,231)
                                                            --------
    Net pension (asset) liability                          $ (29,231)
                                                            ========

    Net pension cost includes the following components
    --------------------------------------------------
    Interest on unfunded liability                         $   6,387
    Actuarial (gain) loss                                    (84,881)
                                                            --------
    Net pension cost (benefits)                            $ (78,494)
                                                            ========

  The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for 2002 was 7%. The net pension asset is shown in other noncurrent assets in the consolidated balance sheet.

  2004 - 2003
  -----------
  The following table sets forth the funded status of the Company's defined pension plan at June 30:

                                                        Pension Benefits
                                                       -------------------
                                                         2004       2003
                                                       --------   --------
  Change in benefit obligation
  Benefit obligation at beginning of year               659,668    661,314
  Service cost                                                0          0
  Interest cost                                          25,320     36,198
  Plan participants' contributions                            0          0
  Amendments                                                  0          0
  Actuarial (gain)/loss                                 (38,289)    54,892
  Benefits paid                                         (31,503)   (31,242)
  Other                                                 (38,521)   (61,494)
                                                       --------   --------
  Benefit obligation at end of year                     576,675    659,668
                                                       --------   --------
  Change in plan assets
  Fair value of plan assets at beginning of year        703,413    697,051
  Actual return on plan assets                          (11,781)    99,098
  Acquisition                                                 0          0
  Employer  contributions                                     0          0
  Plan participants' contributions                            0          0
  Benefits paid                                         (31,503)   (31,242)
  Other                                                 (38,521)   (61,494)
                                                       --------   --------
  Fair value of plan assets at end of year              621,608    703,413
                                                       --------   --------
  Reconciliation of Funded status
  Funded Status (Underfunded)/Overfunded                 44,933     43,745
  Unrecognized net actuarial loss (gain)                  5,039     (3,876)
  Unrecognized prior service cost (benefit)                   0          0
                                                       --------   --------
     Net amount recognized                               49,972     39,869

  Amounts recognized in the statement of financial position consist of:

                                                        Pension Benefits
                                                       -------------------
                                                         2004       2003
                                                       --------   --------
  Prepaid benefit cost                                        0          0
  Accrued benefit cost                                        0          0
  Intangible assets                                           0          0
  Accumulated other comprehensive income                      0          0
                                                       --------   --------
     Net amount recognized                                    0          0


  The accumulated benefit obligation for all defined benefit pension plans was $576,675 and $659,668 at June 30, 2004 and 2003, respectively.

  Components of Net Periodic Benefit Cost

                                                        Pension Benefits
                                                       -------------------
                                                         2004       2003
                                                       --------   --------
  Service cost                                        $       0  $       0
  Interest cost                                          25,320     36,198
  Expected return on plan assets                        (35,760)   (39,969)
  Amortization of prior service cost                          0          0
  Amortization of net (gain) loss                             0          0
  Effect of Special Events                                  337       (361)
                                                       --------   --------
     Net periodic benefit cost                        $ (10,103) $ ( 4,132)

  Additional Information

                                                         Pension Benefits
                                                       -------------------
                                                         2004       2003
                                                       --------   --------
  Increase in minimum liability included
     in other comprehensive income                    $       0  $       0


  Assumptions

  Weighted-average assumptions used to determine benefit obligations at June
  30:

                                                        Pension Benefits
                                                       -------------------
                                                         2004       2003
                                                       --------   --------
  Discount rate                                          6.00%      5.00%
  Rate of compensation increase                            NA         NA

  Weighted-average assumptions used to determine net periodic benefit cost for years ended June 30:
                                                        Pension Benefits
                                                       -------------------
                                                         2004       2003
                                                       --------   --------
  Discount rate                                          5.00%      6.25%
  Expected long-term return on plan assets               6.50%      6.50%
  Rate of compensation increase                            NA         NA


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

  Plan Assets

  The Company's pension plan weighted-average asset allocations at June 30, 2004 and 2003 by asset category are as follows:

                                                     Plan Assets at June 30:
                                                         2004       2003
                                                       --------   --------
  Asset Category
  --------------
  Equity securities                                       21%       17%
  Debt securities                                         79%       83%
  Real estate                                              0%        0%
  Other                                                    0%        0%
                                                       --------   --------
     Total                                               100%      100%

  The Company has elected to invest in a general fund comprised of fixed income securities managed by their financial services firm. In addition, they have invested in equity securities of their financial services firm they acquired through a demutualization. They have not utilized any weighted-average target asset allocations.

  Equity securities include the Company's Common Stock in the amounts of $131,440 (21 percent of total plan assets) and $118,649 (17 percent of total plan assets) at June 30, 2004 and 2003, respectively.

  Cash Flows

  Contributions
  -------------
  The Company does not expect to contribute to its pension plan in fiscal
  2005.


  Estimated Future Benefit Payments
  ---------------------------------
  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

  Pension Benefits
  ----------------
  2005                            $ 166,000
  2006                               50,000
  2007                               80,000
  2008                               45,000
  2009                               60,000
  Years 2010 - 2014                 270,000

  Components of Net Periodic Benefit Cost for the fiscal year ending June
  30, 2005

                                           Pension Benefits
                                                 2005
                                                -------
  Service cost                                 $      0
  Interest cost                                  26,586
  Expected return on plan assets                (31,722)
  Amortization of prior service cost                  0
  Amortization of net (gain) loss                     0
                                                -------
     Net periodic benefit cost                 $ (5,136)

  Employer Contributions

  The  Interest Cost  shown  above  is  based  on  a  Benefit  Obligation  of
  $576,675.   Expected benefit  payments  during  the  measurement  year  are
  $166,348.

  The expected Return on Plan Assets is based on $621,608, the market value of assets at June 30, 2004. The Company used $0 interest on estimated contributions of $0.



 NOTE N - NON-CASH INVESTING AND FINANCING ACTIVITIES

                                            2004         2003         2002
                                         ----------   ----------   ----------

  SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock for
    purchase of assets                  $         -   $        -  $   129,500
                                         ==========    =========   ==========
  Issuance of common stock for services $    15,119   $       69  $         -
                                         ==========    =========   ==========
  Issuance of common stock warrants
    for services                        $     4,500   $    4,025  $    72,000
                                         ==========    =========   ==========
  Issuance of warrants in connection
    with sale of trademark              $         -   $        -  $    68,500
                                         ==========    =========   ==========
  Issuance of warrants in connection
    with sale of subsidiarie            $         -   $    3,270  $         -
                                         ==========    =========   ==========
  Note receivable from sale
    of trademark                        $         -   $        -  $ 1,865,000
                                         ==========    =========   ==========
  Debt relieved upon sale of trademark  $         -   $        -  $ 2,000,000
                                         ==========    =========   ==========
  Issuance of warrants in connection
    with long-term debt                 $         -   $    4,965  $   335,938
                                         ==========    =========   ==========
  Conversion of preferred stock
    to common stock                     $         -   $   61,500  $         -
                                         ==========    =========   ==========


 NOTE O - BUSINESS SEGMENT INFORMATION

  Until it discontinued normal operations in December 2002, the Company was primarily engaged in high technology product sales and consulting and support services.

  The Company had three segments for 2003 and 2002: Technology product sales, technology consulting and support services, and royalty from trademark licensing. The segments were differentiated by the products and services provided as follows:

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


                                        2004           2003          2002
                                     ----------    -----------    -----------
 Net revenues
   Product sales                    $         -   $    127,730   $  1,919,695
   Consulting and support services            -        498,055      3,399,463
   Royalties                                  -              -         50,153
                                     ----------    -----------    -----------
                                    $         -   $    625,785   $  5,369,311
                                     ----------    -----------    -----------
 Operating loss
   Product sales                    $         -   $ (1,147,212)  $ (1,504,892)
   Consulting and support services            -     (1,125,619)    (1,497,418)
   Corporate                            (37,018)    (1,243,399)      (485,949)
                                     ----------    -----------    -----------
 Total operating loss                   (37,018)    (3,516,230)    (3,488,259)

 Less interest expense                        -        (13,166)      (101,389)
 Other income (expenses)                 16,663         93,661        159,411
 Gain on sale of trademark                    -              -      1,103,046
                                     ----------    -----------    -----------
 Loss before extraordinary item         (20,355)    (3,435,735)    (2,327,191)

 Extraordinary item                           -              -       (406,243)
                                     ----------    -----------    -----------
   Net loss                         $   (20,355)  $ (3,435,735)  $ (2,733,434)
                                     ==========    ===========    ===========

 Identifiable assets
   Computer products and service$             -   $          -   $    213,030
   Corporate                                  -         22,831      4,629,173
                                     ----------    -----------    -----------
                                    $         -   $     22,831   $  4,842,203
                                     ==========    ===========    ===========
 Depreciation, amortization
 and write-down
   Computer products and service$             -   $  2,402,218$       421,136
   Corporate                                  -         16,716      1,171,913
                                     ----------    -----------    -----------
                                    $         -   $  2,418,934$     1,593,049
                                     ==========    ===========    ===========
 Capital expenditures
   Computer products and service$             -   $          -   $     11,606
   Corporate                                  -              -              -
                                     ----------    -----------    -----------

                                    $         -   $          -   $     11,606
                                     ==========    ===========    ===========

  International revenues for the years ended June 30, 2004, 2003 and 2002 totaled $-0-, $156,334 and $2,396,981, respectively.


 NOTE P - RELATED PARTIES

  The CEO has previously paid various miscellaneous expenses of the Company during the fiscal year ended June 30, 2004. The CEO holds the Company harmless from these expenses and does not intend to seek reimbursement. These expenses are less than $30,000. During the year ended June 30, 2004, 288,000 shares of common stock with a market value of $5,760 were issued to the CEO for services.

                         VPGI Corp. and Subsidiaries

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               For the years ended June 30, 2004, 2003 and 2002


                         Balance at  Charged to  Charged               Balance
                          beginning  costs and  to other               at end
 Description               of year   expenses   accounts  Deductions   of year
 -----------             ---------   ---------  --------  ----------  ---------
 Year ended June 30, 2002
  Allowance for
  doubtful accounts         13,637           -         -           -     13,637

 Year ended June 30, 2003
  Allowance for
  doubtful accounts         13,637      42,851         -     (56,488)         -

 Year ended June 30, 2004
  Allowance for
  doubtful accounts              -           -         -           -          -

                         VPGI CORP. and Subsidiaries

                               EXHIBIT INDEX

 Exhibit Number       Description of Exhibits          Sequential Page Number
 ----------------------------------------------------------------------------

 3(i) Articles of Incorporation of the Company, as amended and restated (filed as Exhibit "3(i)" to the Company's Annual Report on Form
       10-K for the fiscal year ended June 30, 2003 and incorporated
       herein by reference.)                                              N/A

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

 4.7 Form of warrant issued in connection with private placement to LBI Group, Inc. (filed as Exhibit "4.5" to the Company's Registration Statement on Form S-3 filed with the Commission on May 19, 2000
       and incorporated herein by reference.)                             N/A

 4.8   Form of warrant issued to Sagemark Capital, L.P. in connection with a loan to the Company (filed as Exhibit "4.11" to the
       Company's Quarterly Report on Form 10-Q for the fiscal quarter
       ended December 31, 2000 and incorporated herein by reference.)     N/A

 4.9   Securities Purchase Agreement dated March 5, 2002 between
       registrant and Brown Simpson Partners I, Ltd. relating to the redemption of registrant's Series 1999-D1 Convertible Preferred
       Stock with Series 2002-G Convertible Preferred Stock (filed as
       Exhibit "99.2" to the Company's Current Report on Form 8-K dated
       as of March 5, 2002 and incorporated herein by reference.)         N/A

 4.10  Registration Rights Agreement dated March 5, 2002 between registrant and Brown Simpson Partners I, Ltd. relating to the registration of the shares of common stock underlying registrant's Series 2002-G Convertible Preferred Stock (filed as Exhibit "99.3"
       to the Company's Current Report on Form 8-K dated as of March 5,
       2002 and incorporated herein by reference.)                        N/A

 4.11  Settlement and Mutual Release Agreement dated March 5, 2002 between registrant and Brown Simpson Partners I, Ltd. relating to the redemption of registrant's Series 1999-D1 Convertible
       Preferred Stock with Series 2002-G Convertible Preferred Stock
       (filed as Exhibit "99.4" to the Company's Current Report on Form
       8-K dated as of March 5, 2002 and incorporated herein by
       reference.)                                                        N/A

 4.12 Form of warrant issued to Setfield Limited for services rendered (filed as Exhibit "4.18" to the Company's annual report on Form
       10-K for the fiscal year ended June 30, 2002 and incorporated
       herein by reference.)                                              N/A

 4.13  Form of warrant issued to Gemini Growth Fund, L.P. in connection with a loan to the Company (filed as Exhibit "4.19" to the
       Company's annual report on Form 10-K for the fiscal year ended
       June 30, 2002 and incorporated herein by reference.)               N/A

 4.14  Series 2002-K Preferred Stock terms and conditions (filed as
       Exhibit "4.20" to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by
       reference.)                                                        N/A

 4.15  Form of warrant issued to Associates Funding Group, Inc. in connection with sale of nine subsidiaries (filed as Exhibit "4.18"
       to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, filed on May 20, 2003 and
       incorporated herein by reference.)                                 N/A

 4.16  Form of warrant issued to Akin, Gump, Strauss, Hauer & Feld, LLP.
       in connection with legal services rendered to the Company (filed as Exhibit "4.19" to the Company's Quarterly Report on Form 10-Q
       for the fiscal quarter ended March 31, 2003, filed on May 20, 2003
       and incorporated herein by reference.)                             N/A

 4.17  First Amendment to Series 2002-G Preferred Stock terms and conditions (filed as Exhibit "4.21" to the Company's Annual
       Report on Form 10-K for the fiscal year ended June 30, 2003
       and incorporated herein by reference.)                             N/A

 4.18  Form of 190,000 warrants issued to consultants during year ended June 30, 2003 in connection with services rendered to the Company(filed as Exhibit "4.22" to the Company's Annual Report on
       Form 10-K for the fiscal year ended June 30, 2003 and incorporated
       herein by reference.)                                              N/A

 21 *  Subsidiaries of the Company.                                        53

 23 *  Consent of Independent Certified Public Accountants.                54

 31 * Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of
       the Sarbanes-Oxley Act of 2002.                                     55

 32 * Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.                      57
 _______________
 *  Filed herewith.