Form 10-Q
period 2004-09-30
VPGI CORP
filed 2004-11-19
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

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


      At November 18, 2004, there were 5,242,120 shares of Registrant's common stock outstanding.

                           GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------

                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS..................................    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................   10

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...........................................   13

 ITEM 4.   CONTROLS AND PROCEDURES...............................   13


                             PART II.
                         OTHER INFORMATION


 ITEM 6.   EXHIBITS..............................................   14

 SIGNATURES......................................................   14

 EXHIBIT INDEX...................................................   15

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 VPGI CORP. and Subsidiaries
 Consolidated Balance Sheets

                                                   September 30     June 30
                                                       2004           2004
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $          -   $          -
                                                   -----------    -----------
            Total current assets                             -              -

 OTHER ASSETS
   Pension surplus                                      49,972         49,972
                                                   -----------    -----------
            Total other assets                          49,972         49,972
                                                   -----------    -----------

            Total assets                          $     49,972   $     49,972
                                                   ===========    ===========

 VPGI CORP. and Subsidiaries
 Consolidated Balance Sheets

                                                   September 30     June 30
                                                       2004           2004
                                                   -----------    -----------
                                                   (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accrued expenses                               $          -   $          -
                                                   -----------    -----------
            Total current liabilities                        -              -

            Total liabilities                                -              -

 STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00
     par value; 1,000,000 shares authorized:
       Series A, 30,000 shares issued and
         outstanding (liquidation
         preference of $30,000)                         30,000         30,000
       Series H, 2 shares issued and outstanding
         (liquidation preference of $50,000)                 2              2
       Series K, 20 shares issued and outstanding
         (liquidation preference of $500,000)               20             20
       Series 2002-G, 196 shares issued and
         outstanding (liquidation preference
         of $4.9 million)                                  196            196

   Common stock, $.001 par value; 80,000,000
       shares authorized; 5,242,120 shares
       issued and outstanding at September 30
       and June 30, 2004                                 5,242          5,242
   Additional paid in capital                       60,356,529     60,356,529
   Accumulated deficit                             (60,342,017)   (60,342,017)
                                                   -----------    -----------
      Total stockholders' equity                        49,972         49,972
                                                   -----------    -----------
      Total liabilities and stockholders' equity  $     49,972   $     49,972
                                                   ===========    ===========

       The accompanying notes are an integral part of these statements.

 VPGI CORP. and Subsidiaries
 Consolidated Statements of Operations (Unaudited)
 Three Months Ended September 30,

                                                       2004          2003
                                                   -----------    -----------
 Revenues
   Product sales                                  $          -   $          -
   Consulting and support services                           -              -
                                                   -----------    -----------
            Total revenues                                   -              -

 Cost of products and services
   Cost of product sales                                     -              -
   Cost of consulting and support services                   -              -
                                                   -----------    -----------
            Total cost of products and services              -              -
                                                   -----------    -----------

            Gross margin                                     -              -

 Operating expenses
   General and administrative                                -         37,152
                                                   -----------    -----------
            Total operating expenses                         -         37,152

            Operating loss                                   -        (37,152)

 Other (income) expense
   Other income                                              -         (6,560)
                                                   -----------    -----------
             Total other (income) expense                    -         (6,560)
                                                   -----------    -----------
             Net loss                                        -        (30,592)

 Dividend requirements on preferred stock               (1,075)        (1,075)
                                                   -----------    -----------
 Net loss attributable to common stockholders     $     (1,075)  $    (31,667)
                                                   ===========    ===========


 Per share amounts allocable to common stockholders
    Basic and diluted
    Net loss                                      $      (0.00)  $      (0.01)
                                                   ===========    ===========
 Weighted average common shares outstanding -
   basic and diluted                                 5,242,120      4,839,468


      The accompanying notes are an integral part of these statements.

 VPGI CORP. and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Three Months Ended September 30,
                                                       2004           2003
                                                    ----------     ----------
 Cash flows from operating activities
  Net loss                                         $         -    $   (30,592)
  Adjustments to reconcile net loss to cash
    used in operating activities:
       Common stock issued                                   -            756
       Warrants to purchase common stock issued              -         27,488
       Changes in operating assets and liabilities
             Accounts payable and accrued
               liabilities                                   -         (4,850)
                                                    ----------     ----------
              Cash and cash equivalents used
                in operating activities                      -         (7,198)

 Cash flows from investing activities

               Cash and cash equivalents
                provided by investing activities             -              -
                                                    ----------     ----------
 Cash flows from financing activities

              Cash and cash equivalents
                used in financing activities                 -              -

 Net decrease in cash and cash equivalents                   -         (7,198)

 Cash and cash equivalents, beginning of period              -          9,883
                                                    ----------     ----------

 Cash and cash equivalents, end of period          $         -    $     2,685
                                                    ==========     ==========

 Non-cash transactions:
       756,000 shares of common stock issued
         for consulting services
       Warrants to purchase 150,000 shares of
         common stock issued for professional
         services

       The accompanying notes are an integral part of these statements.

                         VPGI CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2004
                                 (Unaudited)

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

 LOSS PER SHARE

      Basic loss per share are based upon the weighted average number of shares of common stock outstanding. Diluted loss per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. There are no dilutive securities in the three-month periods ended September 30, 2004 and 2003. The effect of preferred stock dividends on the amount of losses allocable to common stockholders was negligible for the three months ended September 30, 2004 and 2003.

      The weighted average of outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 973,913 and 1,169,837 for the three months ended September 30, 2004 and 2003, respectively. The weighted average of outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 1,808,196 and 2,027,283 for the three months ended September 30, 2004 and 2003, respectively.

 BUSINESS SEGMENT INFORMATION

      Until it discontinued normal operations in December 2002, the Company was primarily engaged in high technology product sales and consulting and support services. The following tables set forth certain information with respect to the three months ended September 30:

                                         2004            2003
                                      ----------      ----------
 Net revenues:
      Product sales                  $         -     $         -
      Services                                 -               -
                                      ----------      ----------
                                     $         -     $         -
                                      ==========      ==========

 Operating loss:
      Product sales                  $         -     $         -
      Services                                 -               -
      Corporate                                -         (37,152)
                                      ----------      ----------
 Total operating loss                          -         (37,152)

 Interest and other income                     -           6,560
                                      ----------      ----------
 Net loss                            $         -     $   (30,592)
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

                                                  Three Months Ended
                                             September 30    September 30
                                                 2004            2003
                                              ----------      ----------
 Net loss, as reported                       $     (0.00)    $   (31,667)
 Deduct:  Total stock-based employee
   compensation expense determined
   using the fair value based method
   for all awards                            $     (0.00)    $   (13,125)
                                              ----------      ----------
 Pro forma net loss                          $     (0.00)    $   (44,792)
                                              ==========      ==========

 Loss per share
      As reported                            $     (0.00)    $     (0.01)
      Pro forma                              $     (0.00)    $     (0.01)

 The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  Three Months Ended
                                             September 30    September 30
                                                 2004            2003
                                              ----------      ----------

      Expected volatility                          -              150%
      Risk-free interest rate                      -             0.90%
      Expected lives                               -            5 years
      Dividend yield                               -               -


 SUBSEQUENT EVENTS

      On November 10, 2004 the Company signed an Agreement and Plan of Merger (the "Agreement") to acquire another company, Venture Pacific Group, Inc. ("VPG"). The merger was effected by merging a new subsidiary of the Company into VPG, resulting in VPG being the surviving entity and a wholly-owned subsidiary of the Company. The merger was effective upon issuance of the Certificate of Merger by the Texas Secretary of State on November 16, 2004.

      The Chief Executive Officer of the Company has a material relationship with VPG, as he also serves as the Chief Executive Officer and as a director of VPG and is the beneficial owner of approximately 39% of VPG. The Company and VPG also have material relationships with Trident Growth Fund, L.P. ("Trident") who was reported in the Company's Annual Report on Form 10-K for the period ended June 30, 2004 as a beneficial owner of 7.6% of the Company's common stock. Trident is also a beneficial owner of approximately 35% of VPG and a significant creditor of VPG.

      The acquisition results in the issuance to VPG shareholders approximately 770,000 new shares of common stock of the Company, which are valued at approximately $60,000, according to the stock price on November 10, 2004. The exchange ratio consists of one share of common stock of the Company ("Common Stock") for each ten shares of VPG common stock held by VPG shareholders.

      The Company will also issue to Trident a new series of preferred stock, Series 2004-L Preferred Stock (the "Preferred Stock"), to retire an outstanding series of preferred stock of VPG. The Preferred Stock has a liquidation value of $1.75 million and is convertible at the option of the holder into a total of 1.75 million shares of Common Stock at any time after six months from the issue date. 14% cumulative dividends accrue on the Preferred Stock, which are payable as follows: 4% dividends are payable quarterly and 10% dividends shall accumulate and be payable upon (a) the conversion of the Preferred Stock to Common Stock, (b) the redemption of the Preferred Stock, or (c) such time as the Company generates positive cash flow sufficient to pay such dividends.

      Concurrently with the acquisition of VPG, the Company borrowed $700,000 from Trident and executed a Convertible Note (the "Note") payable at the earlier of: (i) November 10, 2005; (ii) the closing date of the Company's next public offering; or (iii) the date of any change of control of the Company, as defined therein. Interest is payable monthly on the Note at the rate of 14% per annum. The Note is convertible into Common Stock at any time on or after the six month anniversary of the date of issue of the Note, at a per share conversion price equal to the average of the closing prices of the Common Stock for the three business days ending on any conversion date. In connection with the loan, the Company issued to Trident warrants to purchase 760,000 shares of Common Stock, exercisable for five years at an exercise price of $.10 per share.

      The Company expects to utilize VPG as a primary operating entity. VPG's primary business focus is expected to be licensing radio frequency identification ("RFID") technologies to integrate with its own technologies to develop applications in specialty areas, such as anti-counterfeiting of drugs, medical devices, and logistical systems.

      VPG, through a wholly-owned subsidiary, also has a patent pending on a uniform educational testing system, which is deliverable through the Internet. The technology combines video, audio, and written data in an encrypted form that can be utilized to administer remote testing of applicants by organizations and universities. The technology can be used to move any form of manageable data in a secure format from remote locations over the Internet.

      The Company discontinued all normal business operations in December 2002, but with the acquisition of VPG, management believes that it is in a position to begin seeking new business opportunities.


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

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended September 30, 2004. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2004.

                            Results of Operations

      Revenues. We report no revenues for the fiscal quarters ended September 30, 2004 and 2003.

      Gross Margin. Gross margin for the fiscal quarters ended September 30, 2004 and 2003 was zero.

      Operating Expenses. Total operating expenses for the three months ended September 30, 2004 were zero, compared to $37,152 for the same period in 2003. Significant components of operating expenses for the three months ended September 30, 2003 consisted of the following:

                                                 2004            2003
                                              ----------      ----------
     Compensation                            $         -     $     5,760
     Legal expense and professional fees               -          26,485
     Other                                             -           4,907
                                              ----------      ----------
     Total                                   $         -     $    37,152
                                              ==========      ==========


      "Other" expenses include public company cost, telephone, travel, office, insurance and other general and administrative expenses. The decrease in operating expenses for the period is attributable to the Company discontinuing all operations in December 2002.


                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used in operations for the fiscal quarters ended September 30, 2004 and 2003 were zero and $7,198, respectively.

      Cash Flows From Investing Activities. During the fiscal quarters ended September 30, 2004 and 2003 we engaged in no significant investing activities.

      Cash Flows from Financing Activities. We engaged in no significant financing activities during the fiscal quarters ended September 30, 2004 or 2003.

                                Other Matters

 Subsequent Events

      On November 10, 2004 we executed an Agreement and Plan of Merger (the "Agreement") to acquire Venture Pacific Group, Inc. ("VPG"). Pursuant to the Agreement, we created a new wholly-owned subsidiary for the sole purpose of merging into VPG, resulting in VPG being the surviving entity and becoming a wholly-owned subsidiary of the Company. The transaction was completed on November 16, 2004.

      Our Chief Executive Officer, Patrick A. Custer, also serves as the Chief Executive Officer and as a director of VPG and is the beneficial owner of approximately 39% of VPG. Trident Growth Fund, L.P. ("Trident"), previously reported as a beneficial owner of 7.6% of our common stock, is also a beneficial owner of approximately 35% of VPG.

      We will issue to VPG shareholders in the transaction a total of approximately 770,000 new shares of our Common Stock, valued at approximately $60,000. The exchange ratio of common stock consists of one share of our par value $.001 common stock ("Common Stock") for each ten shares of VPG common stock held by VPG shareholders.

      We will also issue to Trident a new series of preferred stock, Series 2004-L Preferred Stock (the "Preferred Stock"), to retire an outstanding series of preferred stock of VPG. The Preferred Stock has a liquidation value of $1.75 million and is convertible at the option of the holder into a total of 1.75 million shares of Common Stock at any time after six months from the issue date. 14% cumulative dividends accrue on the Preferred Stock, which are payable as follows: 4% dividends are payable quarterly and 10% dividends shall accumulate and be payable upon (a) the conversion of the Preferred Stock to Common Stock, (b) the redemption of the Preferred Stock, or (c) such time as the Company generates positive cash flow sufficient to pay such dividends.

      Concurrently with the acquisition of VPG, we borrowed $700,000 from Trident and executed a Convertible Note (the "Note") payable at the earlier of: (i) November 10, 2005; (ii) the closing date of our next public offering; or (iii) the date of any change of control of the Company, as defined therein. Interest is payable monthly on the Note at the rate of 14% per annum. The Note is convertible into Common Stock at any time on or after the six month anniversary of the date of issue of the Note, at a per share conversion price equal to the average of the closing prices of the Common Stock for the three business days ending on any conversion date. In connection with the loan, we issued to Trident warrants to purchase 760,000 shares of Common Stock, exercisable for five years at an exercise price of $.10 per share.

      VPG will be our primary operating entity, going forward. VPG's primary business focus will be in radio frequency identification ("RFID") applications in specialty areas, such as anti-counterfeiting, medical devices, and logistical systems. We will focus on licensing RFID technologies developed by others to integrate with our own technologies.

      VPG's wholly-owned subsidiary, Test Secure International, Inc., has a patent pending on a uniform educational testing system deliverable through the Internet. The technology combines video, audio, and written data in an encrypted form that can be utilized for remote testing under a license arrangement with organizations and universities. The technology can be used to move any form of manageable data in a secure format from remote locations over the Internet.

      As a result of our acquisition of VPG and the recent loan from Trident, we have operating capital and we are in a position to aggressively pursue business opportunities in the emerging RFID arena. We expect to become an active participant in this exciting new field and hope soon to be able to show positive returns for our shareholders.

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and we are not a party to any leveraged financial instruments. We are exposed to interest rate risk primarily through our borrowing activities, which are described in the "Long-Term Debt" Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year ended June 30, 2004, which are incorporated herein by reference.


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


                         PART II - OTHER INFORMATION


 ITEM 6.   EXHIBITS

           Reference is made to the Exhibit Index of this Form 10-Q for a list of all exhibits filed with and incorporated by reference in this report.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VPGI Corp.
                               (Registrant)

                               By:  /s/ PATRICK A. CUSTER
                               --------------------------
                                    Patrick A. Custer
                                    Chief Executive Officer
                                    and Principal Financial Officer

 Date:     November 19, 2004

                                  VPGI CORP.
                               and Subsidiaries

                                 EXHIBIT INDEX

 Exhibit Number              Description of Exhibits              Page Number
 ----------------------------------------------------------------------------
 2.1 Agreement and Plan of Merger dated November 10, 2004 between the Company and Venture Pacific Group, Inc. (filed as Exhibit "2.1" to the Company's Current Report on Form 8-K filed on November 17,
      2004 and incorporated herein by reference.)

 4.1 Series 2004-L Preferred Stock terms and conditions (filed as Exhibit "4.1" to the Company's Current Report on Form 8-K filed on November 17, 2004 and incorporated herein by reference.)

 4.2 Form of warrant issued to Trident Growth Fund, L.P. in connection with the Loan Agreement dated November 1, 2004 between the Company and Trident Growth Fund, L.P. (filed as Exhibit "4.2" to the Company's Current Report on Form 8-K filed on November 17, 2004 and incorporated herein by reference.)

 10.1 Loan Agreement dated November 10, 2004 between the Company and Trident Growth Fund, LP. (filed as Exhibit "10.1" to the Company's Current Report on Form 8-K filed on November 17, 2004 and incorporated herein by reference.)

 31 * Certification of Chief Executive Officer and Principal Financial
      Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of
      the Sarbanes-Oxley Act of 2002.                                    16

 32 * Certification of Chief Executive Officer and Principal Financial
      Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant
      to Section 906 of the Sarbanes-Oxley Act of 2002.                  18
 _______________
 *  Filed herewith.