Form 10-Q
period 2004-12-31
VPGI CORP
filed 2005-02-14
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2004

                                      or

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


      At February 14, 2005, there were 6,012,120 shares of registrant's common stock outstanding.

                           GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------

                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.....................    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................     8

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK....................................    10

 ITEM 4.   CONTROLS AND PROCEDURES..............................    10


                             PART II.
                         OTHER INFORMATION

 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES..............    10

 ITEM 6.   EXHIBITS.............................................    11

 SIGNATURES.....................................................    12

 EXHIBIT INDEX..................................................    13

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


 VPGI CORP. and Subsidiaries
 Consolidated Balance Sheets

                                                   December 31      June 30
                                                       2004           2004
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $    456,799   $          -
                                                   -----------    -----------
      Total current assets                             456,799              -
                                                   -----------    -----------
 OTHER ASSETS

   Pension surplus                                      49,972         49,972
                                                   -----------    -----------
      Total other assets                                49,972         49,972
                                                   -----------    -----------

      Total assets                                $    506,771   $     49,972
                                                   ===========    ===========

 VPGI CORP. and Subsidiaries
 Consolidated Balance Sheets

                                                   December 31      June 30
                                                       2004           2004
                                                   -----------    -----------
                                                   (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Other current liabilities
     Note payable, net of deferred loan costs     $    618,797   $          -
     Accrued expenses                                   12,336              -
                                                   -----------    -----------
      Total current liabilities                        631,133              -
                                                   -----------    -----------

      Total liabilities                                631,133              -

 STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00
     par value; 1,000,000 shares authorized:
       Series A, 30,000 shares issued and
         outstanding (liquidation
         preference of $30,000)                         30,000         30,000
       Series H, 2 shares issued and outstanding
         (liquidation preference of $50,000)                 2              2
       Series K, 20 shares issued and outstanding
         (liquidation preference of $500,000)               20             20
       Series 2002-G, 196 shares issued and
         outstanding (liquidation preference
         of $4.9 million)                                  196            196
       Series 2002-L, 175 shares issued and
         outstanding (liquidation preference
         of $1.75 million)                                 175              -

   Common stock, $.001 par value; 80,000,000
     shares authorized; 6,012,120 and 5,242,120
     shares issued and outstanding at December 31
     and June 30, 2004, respectively                     6,012          5,242
   Additional paid in capital                       60,417,361     60,356,529
   Accumulated deficit                             (60,578,128)   (60,342,017)
                                                   -----------    -----------
      Total stockholders' equity (deficit)            (124,362)        49,972
                                                   -----------    -----------
      Total liabilities and stockholders'
        equity (deficit)                          $    506,771   $     49,972
                                                   ===========    ===========

      The accompanying notes are an integral part of these statements.


 VPGI CORP. and Subsidiaries
 Consolidated Statements of Operations
 (Unaudited)


                                          Three months ended          Six months ended
                                      December 31   December 31   December 31   December 31
                                         2004          2003          2004          2003
                                      -----------   -----------   -----------   -----------
 Revenues
   Product sales                     $          -  $          -  $          -  $          -
   Consulting and support services            500             -           500             -
                                      -----------   -----------   -----------   -----------
 Total revenues                               500             -           500             -

 Cost of products and services
   Cost of product sales                        -             -             -             -
   Cost of consulting and
     support services                           -             -             -             -
                                      -----------   -----------   -----------   -----------
 Total cost of products and services            -             -             -             -
                                      -----------   -----------   -----------   -----------

 Gross margin                                 500             -           500             -

 Operating expenses
   General and administrative             211,178         2,685       211,178        39,837
                                      -----------   -----------   -----------   -----------
 Total operating expenses                 211,178         2,685       211,178        39,837
                                      -----------   -----------   -----------   -----------

 Operating loss                          (210,678)       (2,685)     (210,678)      (39,837)

 Other (income) expense
   Other income                                 -             -             -        (6,560)
   Interest expense                        25,433             -        25,433             -
                                      -----------   -----------   -----------   -----------
 Total other (income) expense              25,433             -        25,433        (6,560)
                                      -----------   -----------   -----------   -----------

 Net loss                                (236,111)       (2,685)     (236,111)      (33,277)

 Dividend requirements
   on preferred stock                     (32,775)       (1,075)      (32,775)       (2,150)
                                      -----------   -----------   -----------   -----------
 Net loss attributable
   to common stockholders            $   (268,886) $     (3,760) $   (268,886) $    (35,427)
                                      ===========   ===========   ===========   ===========
 Net loss per share attributable
   to common stockholders -
   basic and diluted                 $      (0.05) $      (0.00) $      (0.05) $      (0.01)
                                      ===========   ===========   ===========   ===========
 Weighted average common shares
   outstanding - basic and diluted      5,627,120     5,242,120     5,434,620     5,040,794


      The accompanying notes are an integral part of these statements.


 VPGI CORP. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)
 Six Months Ended December 31,

                                                       2004            2003
                                                   -----------     -----------
 Cash flows from operating activities
   Net loss                                       $   (236,111)   $    (33,277)
   Adjustments to reconcile net loss to
     cash used in operating activities:
     Amortization of debt discount                      13,098               -
     Acquired in-process research and development      148,421               -
     Common stock issued                                     -             756
     Warrants to purchase common stock issued                -          27,488
     Changes in operating assets and
       liabilities, net of effects of
       acquisitions and dispositions:
         Accounts payable and
           accrued liabilities                          12,336          (4,850)
                                                   -----------     -----------
           Cash and cash equivalents used in
             operating activities                      (62,256)         (9,883)

 Cash flows from investing activities
   Acquisition of business, net of cash                (86,645)              -
                                                   -----------     -----------
           Cash and cash equivalents used in
             by investing activities                   (86,645)              -

 Cash flows from financing activities
   Net proceeds from issuance of notes payable         605,700               -
                                                   -----------     -----------
           Cash and cash equivalents provided
             by financing activities                   605,700               -

 Net increase (decrease) in cash and
   cash equivalents                                    456,799          (9,883)
 Cash and cash equivalents, beginning of period              -           9,883
                                                   -----------     -----------
 Cash and cash equivalents, end of period         $    456,799    $          -
                                                   ===========     ===========

 Supplemental cash flow disclosures
      Cash paid for:
           Interest                               $     13,097    $          -
                                                   ===========     ===========
           Income taxes                           $          -    $          -
                                                   ===========     ===========
 Non-cash investing and financing activities

 Acquisition of intangible assets in exchange     $     61,776    $          -
 for common stock, preferred stock and warrants    ===========     ===========
 to acquire common stock

      The accompanying notes are an integral part of these statements.

                         VPGI CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2004
                                 (Unaudited)


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

 LOSS PER SHARE

      Basic loss per share is based upon the weighted average number of shares of common stock outstanding. Diluted loss per share is based upon the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In all periods presented, all potential common shares were anti-dilutive.

 BUSINESS SEGMENT INFORMATION

      The Company discontinued normal operations in December, 2002. Since that date, no business segments have existed.

 STOCK-BASED COMPENSATION

      The Company has not issued stock options to employees since fiscal year ended June 30, 2003. The options issued during that period vested immediately. No material vesting has occurred with regard to any outstanding employee stock options during 2004 or the current fiscal period.

 MERGER TRANSACTION

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

      The acquisition resulted in the issuance to VPG shareholders of approximately 770,000 new shares of common stock of the Company, which were valued at approximately $60,000, according to the stock price on November 10, 2004. The exchange ratio consisted of one share of common stock of the Company ("Common Stock") for each ten shares of VPG common stock held by VPG shareholders.

      The Company also issued to Trident Growth Fund, LP ("Trident") a new series of preferred stock, Series 2004-L Preferred Stock (the "Preferred Stock"), to retire an outstanding series of preferred stock of VPG. The Preferred Stock has a liquidation value of $1.75 million and is convertible at the option of the holder into a total of 1.75 million shares of Common Stock at any time after six months from the issue date. 14% cumulative dividends accrue on the Preferred Stock, which are payable as follows: 4% dividends are payable quarterly and 10% dividends shall accumulate and be payable upon (a) the conversion of the Preferred Stock to Common Stock,
 (b) the redemption of the Preferred Stock, or (c) such time as the Company generates positive cash flow sufficient to pay such dividends. These preferred shares were valued at $175.

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

      In connection with the merger, the Company issued to Trident warrants to purchase 760,000 shares of Common Stock, exercisable for five years at an exercise price of $.10 per share. The warrants were valued at $1,600.

      In accordance with Statement of Financial Accounting Standards
 No. 141, "Business Combinations", the Company has accounted for the merger transaction using the purchase method of accounting. The results of VPG's operations have been included in the financial statements since the date of acquisition. With the acquisition of VPG, the Company expects to become active in the licensing of radio frequency identification technologies to integrate with its own technologies to develop applications in specialty areas.

      The following table summarizes the estimated value of the assets acquired and liabilities assumed at the date of acquisition.

         Intangible assets                 $   148,421
         Current liabilities assumed            86,645
                                            ----------
            Net assets acquired            $    61,776
                                            ==========

      The $148,421 intangible asset was assigned to in-process research and development assets that were written off at the date of acquisition. Those write-offs are included in general and administrative expenses.

      Upon consolidation, all intercompany accounts and transactions have been eliminated.


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

                                   Overview

           Until the Company discontinued operations in December 2002, we offered enhanced digital media solutions to customers worldwide. We also offered contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration (CTI) software products and services. With the acquisition of Venture Pacific Group, Inc. ("VPG") in November 2004, we expect to become active in the licensing of radio frequency identification ("RFID") technologies to integrate with our own technologies to develop applications in specialty areas, such as anti-counterfeiting of drugs, medical devices, and logistical systems.
 We are continuing to evaluate all of our options and may continue to consider seeking a buyer, a merger candidate or an acquisition of another viable business.

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended December 31, 2004. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2004.

                            Results of Operations

      Revenues. We report revenues of $500 for the three and six months ended December 31, 2004, compared to no revenues for the same periods last year.

      Gross Margin. Gross margin for the three and six months ended December 31, 2004 was $500, compared to zero for the same periods last year.

      Operating Expenses. Total operating expenses for the three months ended December 31, 2004 were $211,178, compared to $2,685 for the same period in 2003. Total operating expenses for the six months ended December 31, 2004 were $211,178, compared to $39,837 for the same period last year.
  Significant components of operating expenses for the three and six months ended December 31, 2004 and 2003 consisted of the following:

                               Three Months Ended          Six Months Ended
                            December 31  December 31  December 31  December 31
                                2004         2003          2004         2003
                              --------     --------      --------     --------
 Write off of acquired
   research and development  $ 148,421    $       -      $148,421    $      -

 Compensation                        -            -             -       5,760
 Legal expense and
   professional fees            20,588            -        20,588      26,485
 Other                          42,169        2,685        42,169       7,592
                              --------     --------      --------     --------
 Total                       $ 211,178    $   2,685     $ 211,178    $  39,837
                              ========     ========      ========     ========

      During the six months ended December 31, 2003, another business venture utilized the former corporate headquarters and made the lease payments.
 As of December 31, 2003, this business venture had vacated the premises.
 The lease term expired on November 30, 2004 and the balance of the lease obligation is considered a contingent liability of the Company, dependent upon the landlord re-leasing the space to another tenant. "Other" expenses include public company cost, telephone, travel, office, insurance and other general and administrative expenses. The increase in operating expenses for the period is attributable to the Company resuming activity with the acquisition of VPG during November 2004.

                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used in operations for the six months ended December 31, 2004 and 2003 was $62,257 and $9,883, respectively.

      Cash Flows From Investing Activities. During the six months ended December 31, 2004, we used net cash in investing activities of $86,645 for the acquisition of VPG. During the six months ended December 31, 2003 we engaged in no investing activities.

      Cash Flows from Financing Activities. During the six months ended December 31, 2004 we received cash of $605,700 proceeds from the issuance of short-term debt. During the six months ended December 31, 2003 we engaged in no financing activities.


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


                         PART II - OTHER INFORMATION


 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES

      In connection with the acquisition of VPG effective as of November 16, 2004, the Company has issued and will issue to the shareholders of VPG an aggregate of 770,000 new shares of its Common Stock, valued at approximately $60,000, based on the Company's stock price at the effective date. The transaction resulted in VPG becoming a wholly owned subsidiary of the Company.

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

                               VPGI Corp.
                               (Registrant)

                               By: /s/ PATRICK A. CUSTER
                               --------------------------
                                   Patrick A. Custer
                                   Chief Executive Officer
                                   and Principal Financial Officer


 Date:     February 14, 2005

                                  VPGI CORP.
                               and Subsidiaries

                                 EXHIBIT INDEX
 Exhibit                                                          Sequential
 Number                      Description of Exhibits              Page Number
 ----------------------------------------------------------------------------
 2.1 Agreement and Plan of Merger dated November 10, 2004 between the Company and Venture Pacific Group, Inc. (filed as Exhibit "2.1" to the Company's Current Report on Form 8-K dated as of November 10, 2004, filed on November 17, 2004.)

 4.1 Series 2004-L Preferred Stock terms and conditions (filed as Exhibit "4.1" to the Company's Current Report on Form 8-K dated as of November 10, 2004, filed on November 17, 2004.)

 4.2 Form of warrant issued to Trident Growth Fund, L.P. in connection with the Loan Agreement dated November 1, 2004 between the Company and Trident Growth Fund, L.P. (filed as Exhibit "4.2" to the Company's Current Report on Form 8-K dated as of November 10, 2004, filed on November 17, 2004.)

 10.1 Loan Agreement dated November 10, 2004 between the Company and Trident Growth Fund, LP. (filed as Exhibit "10.1" to the Company's Current Report on Form 8-K dated as of November 10, 2004, filed on November 17, 2004.)

 31 * Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of
        the Sarbanes-Oxley Act of 2002.                                    15

 32 * Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant
        to Section 906 of the Sarbanes-Oxley Act of 2002.                  17
 _______________
 *  Filed herewith.