Form 10-Q
period 2005-03-31
VPGI CORP
filed 2005-05-13
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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

      At April 30, 2005, there were 6,162,120 shares of Registrant's common stock outstanding.

                           GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------

                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.....................    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................   10

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK.....................................   13

 ITEM 4.   CONTROLS AND PROCEDURES...............................   13


                             PART II.
                         OTHER INFORMATION

 ITEM 6.   EXHIBITS..............................................   13

 SIGNATURES......................................................   14

 EXHIBIT INDEX ..................................................   14

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

 VPGI CORP. and Subsidiaries
 Consolidated Balance Sheets

                                                    March 31        June 30
                                                      2005            2004
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $    211,598   $          -
   Trade accounts receivable, net                       27,111              -
                                                   -----------    -----------
     Total current assets                              238,709              -

 OTHER ASSETS
   Pension Surplus                                      49,972         49,972
                                                   -----------    -----------
     Total other assets                                 49,972         49,972
                                                   -----------    -----------
     Total assets                                 $    288,681   $     49,972
                                                   ===========    ===========

 VPGI CORP. and Subsidiaries
 Consolidated Balance Sheets

                                                    March 31        June 30
                                                      2005            2004
                                                   -----------    -----------
                                                   (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Note payable, net of deferred loan costs       $    642,372   $          -
   Accrued expenses                                     86,078              -
                                                   -----------    -----------
     Total current liabilities                         728,450              -
                                                   -----------    -----------

     Total liabilities                                 728,450              -

 STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00
     par value; 1,000,000 shares authorized:
       Series A, 30,000 shares issued and
         outstanding (liquidation preference
         of $30,000)                                    30,000         30,000
       Series H, 2 shares issued and outstanding
         (liquidation preference of $50,000)                 2              2
       Series K, 20 shares issued and outstanding
         (liquidation preference of $500,000)               20             20
       Series 2002-G, 196 shares issued and
         outstanding (liquidation preference
         of $4.9 million)                                  196            196
       Series 2004-L, 175 shares issued and
         outstanding (liquidation preference
         of $1.75 million)                                 175              -

   Common stock, $.001 par value; 80,000,000
     shares authorized; 6,162,120 and 5,242,120          6,162          5,242
     shares issued and outstanding at March 31,
     2005 and June 30, 2004, respectively
   Additional paid in capital                       60,417,211     60,356,529
   Accumulated deficit                             (60,893,535)   (60,342,017)
                                                   -----------    -----------
     Total stockholders' equity (deficit)             (439,769)        49,972
                                                   -----------    -----------
     Total liabilities and stockholders' equity   $    288,681   $     49,972
                                                   ===========    ===========

       The accompanying notes are an integral part of these statements.


 VPGI CORP. and Subsidiaries
 Conolidated Statements of Operations
 (Unaudited)
                                         Three months ended          Nine months ended
                                       March 31      March 31      March 31      March 31
                                         2005          2004          2005          2004
                                      -----------   -----------   -----------   -----------
 Revenues
   Product sales                     $     95,750  $          -  $     95,750  $          -
   Consulting and support services            475             -           975             -
                                      -----------   -----------   -----------   -----------
 Total revenues                            96,225             -        96,725             -

 Cost of products and services
   Cost of product sales                   90,902             -        90,902             -
   Cost of consulting and
     support services                           -             -             -             -
                                      -----------   -----------   -----------   -----------
 Total cost of products and services       90,902             -        90,902             -
                                      -----------   -----------   -----------   -----------

 Gross margin                               5,323             -         5,823             -

 Operating expenses
   General and administrative             197,782             -       408,960        39,837
                                      -----------   -----------   -----------   -----------
 Total operating expenses                 197,782             -       408,960        39,837

 Operating loss                          (192,459)            -      (403,137)      (39,837)

 Other (income) expense
   Other (income) expense                       -             -             -        (6,560)
   Interest expense                        52,710             -        78,143             -
                                      -----------   -----------   -----------   -----------
 Total other (income) expense              52,710             -        78,144        (6,560)
                                      -----------   -----------   -----------   -----------
 Net loss                                (245,169)            -      (481,280)      (33,277)

 Dividend requirements on
   preferred stock                        (62,325)       (1,075)      (95,100)       (3,225)
                                      -----------   -----------   -----------   -----------
 Net loss attributable to common
   stockholders                      $   (307,494) $     (1,075) $   (576,380) $    (36,502)
                                      ===========   ===========   ===========   ===========
 Net loss per share attributable
  to common stockholders - basic
  and diluted                        $      (0.05) $      (0.00) $      (0.10) $      (0.01)
                                      ===========   ===========   ===========   ===========
 Weighted average common shares
   outstanding - basic and diluted      6,018,787    5,242,120      5,626,500     5,107,415


  The accompanying notes are an integral part of these statements


 VPGI CORP. and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)
 Nine Months Ended March 31,

                                                       2005           2004
                                                   -----------     -----------
 Cash flows from operating activities
   Net loss                                       $   (481,280)   $    (33,277)
   Adjustments to reconcile net loss to
    cash used in operating activities:
      Amortization of debt discount                     36,672               -
      Acquired in-process research and development     148,421               -
      Common stock issued                                    -             756
      Warrants to purchase common stock issued               -          27,488
      Changes in operating assets and
        liabilities, net of effects of
        acquisitions and dispositions:
          Trade accounts receivable                    (27,111)              -
          Accounts payable and accrued liabilities      86,078          (4,850)
                                                   -----------     -----------
            Cash and cash equivalents used in
              operating activities                    (237,220)         (9,883)

 Cash flows from investing activities
   Acquisition of business, net of cash                (86,645)              -
                                                   -----------     -----------
            Cash and cash equivalents used in
              investing activities                     (86,645)              -

 Cash flows from financing activities
   Proceeds from issuance of notes payable             605,700               -
   Preferred stock dividends declared                  (70,237)              -
                                                   -----------     -----------
            Cash and cash equivalents provided
              by financing activities                  535,463               -

 Net decrease in cash and cash equivalents             211,598          (9,883)
 Cash and cash equivalents, beginning of period              -           9,883
                                                   -----------     -----------
 Cash and cash equivalents, end of period         $    211,598    $          -
                                                   ===========     ===========
 Supplemental cash flow disclosures
   Cash paid for interest                         $     36,500    $          -

 Non-cash investing and financing activities
   Acquisition of intangible assets in exchange
     for common stock, preferred Stock and
     warrants to acquire common stock             $     61,776    $          -
   Cashless exercise of common stock warrants     $        150    $          -

       The accompanying notes are an integral part of these statements.

                         VPGI CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2005
                                 (Unaudited)


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

 CONCENTRATION OF CREDIT RISK

      Revenues and accounts receivable for the quarter ended March 31, 2005 were to a single customer associated with the Company's resumption of operations in connection with the acquisition of Venture Pacific Group, Inc. discussed below. Management expects that this concentration will be reduced as the Company becomes active in the licensing of radio frequency identification ("RFID") technologies.

 STOCK-BASED COMPENSATION

      The Company issued 400,000 stock options to employees during the three month period ended March 31, 2005. The stock options vested immediately and are exercisable for 5 years at $0.20 per share. No material vesting occurred with regard to any other outstanding employee stock options during the current fiscal period.

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

      The Company continues to account for its stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB25) and related Interpretations. No stock based employee compensation expense related to the Company's stock options is reflected in the net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

                               Three Months Ended          Nine Months Ended
                              March 31     March 31      March 31     March 31
                                2005         2004          2005         2004
                             ----------   ----------    ----------   ----------
 Net loss, as reported      $  (307,494) $    (1,075)  $  (576,380) $   (36,502)
 Deduct: Total stock-based
   employee compensation
   expense determined using
   the fair value based
   method for all awards    $    (1,320) $         -   $    (1,320) $   (13,125)
                             ----------   ----------    ----------   ----------
 Pro forma net loss         $  (308,814) $    (1,075)  $  (577,700) $   (49,627)
                             ==========   ==========    ==========   ==========
 Loss per share
      As reported           $     (0.05) $     (0.00)  $     (0.10) $     (0.01)
      Pro forma             $     (0.05) $     (0.00)  $     (0.10) $     (0.01)

      The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                               Three Months Ended          Nine Months Ended
                              March 31     March 31      March 31     March 31
                                2005         2004          2005         2004
                             ----------   ----------    ----------   ----------
 Expected volatility             228%         -             228%         150%
 Risk-free interest rate        4.00%         -            4.00%        0.90%
 Expected lives                5 years        -           5 years      5 years
 Dividend yield                   -           -              -            -

 RECENT PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) must be adopted by the Company by July 1, 2005. Currently, the Company uses the recognition and measurement principles of APB 25 to account for its stock options. Management does not anticipate that adoption of SFAS No. 123(R) will have a material impact on the Company's stock-based compensation expense.

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

      The following table summarizes unaudited pro forma financial information of the Company as if the acquisition of VPG was completed
 July 1, 2003 for the three months and nine months ended March 31, 2004 and March 31, 2005. The unaudited pro forma financial information reflects adjustments for the timing of the write off of in-process research and development and for the number of shares outstanding.

                               Three Months Ended          Nine Months Ended
                              March 31,    March 31,     March 31,    March 31,
                                2005         2004          2005         2004
                             ----------   ----------    ----------   ----------
 Net Operating Revenues     $    96,225  $         -   $   101,725  $    24,961

 Net loss attributable
 to common stockholders     $  (307,494) $   (17,444)  $  (715,880) $ (796,046)

 Net loss per share
 attributable to common
 stockholders - basic
 and diluted                $     (0.05) $     (0.00)  $     (0.12) $    (0.14)

 RETIREMENT PLAN

      Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. The following table presents the components of net periodic pension cost recognized in earnings for the three and nine months ended March 31, 2005 and 2004 in accordance with the provisions of SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits:


                      Three Months Ended     Nine Months Ended
                           March 31,              March 31,
                        2005       2004        2005       2004
                       ------     ------      ------     ------
 Service cost         $     -    $     -     $     -    $     -
 --------------------------------------------------------------
 Interest cost          6,647      6,330      19,941     18,990
 --------------------------------------------------------------
 Expected return
 on plan assets        (7,931)    (8,940)    (23,793)   (26,820)
 --------------------------------------------------------------
 Amortization
 of prior
 service cost               -          -           -          -
 --------------------------------------------------------------
 Amortization of
 net (gain) loss            -          -           -          -
 --------------------------------------------------------------
 Effect of special
 events                     -         84           -        252
 --------------------------------------------------------------
 Net periodic
 benefit cost         $(1,284)   $(2,526)    $(3,852)   $(7,578)
 --------------------------------------------------------------


 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

                          Forward Looking Statements

      This report may contain "Forward Looking Statements," which are our expectations, plans, and projections which may or may not materialize, and which are subject to various risks and uncertainties, such as general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; and other risks described from time to time in our SEC filings. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or changes in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

                                   Overview

      The Company previously offered enhanced digital media solutions, as well as contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration software products and services. This operation was discontinued in December 2002. We acquired Venture Pacific Group, Inc. ("VPG") in November 2004 to capitalize upon and apply our technical expertise and our existing technologies to the field of radio frequency identification ("RFID"). We intend to license and to develop applications in specialty areas, such as anti-counterfeiting of drugs, medical devices, and logistical systems, and plan to concentrate on Asian deployment, primarily to China. We also plan to participate in other business ventures and opportunities as they may present themselves. For example, our revenues during the past two fiscal quarters were derived primarily from the telecommunications (cell phone) industry. We are continuing to evaluate all of our options and may continue to consider seeking a buyer, a merger candidate or an acquisition of another viable business.

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended March 31, 2005. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2004.

                            Results of Operations

      Revenues. We report revenues of $96,225 for the three months ended March 31, 2005 and no revenues for the three months ended March 31, 2004. For the nine months ended March 31, 2005 total revenues increased to $96,725 compared to zero for the same period last year. Revenues for the three and nine months ended March 31, 2005 consisted primarily of proceeds from sales of refurbished cell phones into the Asian market.

      Gross Margin. Gross margin for the three months ended March 31, 2005 was $5,323 and zero for the three months ended March 31, 2004. Gross margin for the nine months ended March 31, 2005 was $5,823, compared to zero for the same period last year.

      Operating Expenses. Total operating expenses for the three months ended March 31, 2005 increased to $197,782 compared to zero for the same quarter last year. Total operating expenses for the nine months ended March 31, 2005 increased to $408,960 compared to $39,837 for the same period last
 year.   Significant components of operating expenses for the three and nine months ended March 31, 2005 and 2004 consisted of the following:

                               Three Months Ended          Nine Months Ended
                              March 31,    March 31,     March 31,    March 31,
                                2005         2004          2005         2004
                             ----------   ----------    ----------   ----------
 Compensation               $    59,017  $         -   $    59,017  $     5,760
 Legal expense and
   professional fees             62,275            -        82,863       26,485
 Write off of acquired
   research and development           -            -       148,421            -
 Travel                          40,626            -        49,435            -
 Contract Labor                  11,970            -        41,970            -
 Other                           23,894            -        27,254        7,592
                             ----------   ----------    ----------   ----------
 Total                      $   197,782  $         -   $   408,960  $    39,837
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

      "Other" expenses include public company cost, telephone, office, insurance and other general and administrative expenses. The increase in operating expenses for the period is attributable to the Company resuming business activity with the acquisition of Venture Pacific Group, Inc. ("VPG") during November 2004.

                       Liquidity and Capital Resources

      Cash Flows from Operations. Cash used in operations for the nine months ended March 31, 2005 and 2004 was $237,220 and $9,883, respectively.

      Cash Flows from Investing Activities. During the nine months ended March 31, 2005, we used net cash from investing activities of $86,645 for the acquisition of VPG. During the nine months ended March 31, 2004 we engaged in no investing activities.

      Cash Flows from Financing Activities. During the nine months ended March 31, 2005 approximately $535,463 was provided by financing activities.
  The primary components of the financing activities for the nine months ended March 31, 2005 were $605,700 proceeds from the issuance of short-term debt and a declaration of Preferred Stock Dividends for $70,238. During the nine months ended March 31, 2004 we engaged in no financing activities.

 Going Concern

      We incurred net losses of $20,355, $3,435,735 and $2,733,434 for the years ended June 30, 2004, 2003 and 2002, respectively, and in December 2002 we laid off all of our employees and discontinued normal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Before we discontinued normal operations in 2002, we offered enhanced digital media solutions and call center computer telephony integration software products and services. With the acquisition of Venture Pacific Group, Inc. ("VPG") in November 2004 we expect to become active in licensing RFID technologies to integrate with our own technologies to develop RFID applications in specialty areas, such as anti-counterfeiting of drugs, medical devices, and logistical systems. It is too early to tell if our new business model will be successful; however, with the concurrent financing from Trident and the acquisition of VPG, coupled with our relatively low current overhead, the outlook for generating sufficient cash to support our operations for the next twelve months appears to be favorable. However, if we are unable to achieve a positive cash flow from the foregoing, additional financing or equity placements may again be necessary. Although we believe that sufficient financing resources are available, such resources may not continue to be available to us or they may not be available upon favorable terms.


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


 ITEM 4.   CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures provide him with reasonable assurance that they are effective to provide him with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

      Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-K for the twelve month period ending June 30, 2007. We expect to begin the process during next fiscal year of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as required by Rule 13a-15(c) under the Securities Exchange Act of 1934.

      Changes in Internal Control over Financial Reporting. Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

 Date:     May 13, 2005

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