Form 10-K
period 2005-06-30
VPGI CORP
filed 2005-10-13
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2005

                       Commission file number 000-13225

                                  VPGI CORP.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                  Texas                               75-1975147
         (State of incorporation)        (I.R.S. Employer Identification No.)

                    P.O. Box 802808, Dallas, Texas  75380
             (Address of principal executive offices) (Zip Code)

                                (972) 733-6858
             (Registrant's telephone number, including area code)

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

      As of December 31, 2004 the aggregate market value of the common stock held by non-affiliates of the Registrant (4,877,112 shares) was approximately $731,567, based on the closing sale price of the Common Stock as reported for such date on the OTC Bulletin BoardR ($0.15). Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on corporate records and Schedule 13D/G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      At September 28, 2005 there were 6,828,787 shares of Registrant's Common Stock outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE:  exhibits shown on the Exhibit
 Index.

                                GENERAL INDEX
                                                            Page Number

 ITEM l.   BUSINESS............................................. 3

 ITEM 2.   PROPERTIES........................................... 5

 ITEM 3.   LEGAL PROCEEDINGS.................................... 5

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.. 5

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
           SECURITIES........................................... 6

 ITEM 6.   SELECTED FINANCIAL DATA.............................. 7

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION................... 8

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................... 12

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......... 13

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................. 13

 ITEM 9A.  CONTROLS AND PROCEDURES............................. 14

 ITEM 9B.  OTHER INFORMATION................................... 14

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. 15

 ITEM 11.  EXECUTIVE COMPENSATION.............................. 16

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................... 17

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 18

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.............. 19

 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.......... 20

 SIGNATURES.................................................... 20

 EXHIBIT INDEX................................................. 51

                                  VPGI CORP.

                                    PART I

 ITEM l.   BUSINESS

      (a)  General Development of Business

      VPGI Corp. (the "Company") was incorporated in Texas on July 13, 1984. We filed an S-18 registration statement in November 1984 and completed the registered offering in January 1985. In 1996 we introduced a digital media device (set top box), which enabled the display of Internet content on a television. In 1998 we added design and cabling services for voice/data networks and in 1999 we added computer telephony integration (CTI) capabilities to our product offerings with customized call center solutions.

      In December 2002, due to our financial position and the business outlook for the foreseeable future, we discontinued normal operations.
 All of our directors resigned, except for the CEO who remained as the sole director, and we laid off all of our remaining officers and employees. We conducted no business operations until the second fiscal quarter ended December 31, 2004.

      In November 2004 we acquired Venture Pacific Group, Inc. ("VPG") to capitalize upon and apply our residual technical expertise and our existing technologies to the field of radio frequency identification ("RFID"). Since the acquisition, we have explored the licensing of RFID applications in specialty areas, such as anti-counterfeiting of drugs, medical devices, and logistical systems, concentrating on Asian deployment, primarily to China. We have also participated in other business ventures and opportunities as they have presented themselves. For example, our revenues during the past three fiscal quarters were derived primarily from the telecommunications (cell phone) industry. We continue to evaluate various options and may consider a merger candidate, an acquisition of a viable business or positioning the Company for a buyer of the corporate entity.

      (b)  Financial Information about Industry Segments

      No business segments have existed since we discontinued normal operations in December, 2002.

       (c)  Narrative Description of Business

      We conducted no business operations from December 2002 until the second fiscal quarter ended December 31, 2004. We have conducted no significant business operations since the acquisition of VPG. The following information therefore relates primarily to normal business operations conducted prior to December 2002.

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

 Patents, Trademarks and Licenses

      We owned or held rights to all patents, trademarks and licenses that we considered to be necessary in the conduct of our business and we continue to do so.

 Manufacturing

      We did not own manufacturing facilities, but rather contracted all manufacturing to third parties.

 Environmental

      We were in compliance with all applicable environmental laws and continue to remain in compliance with such laws.

 Major Customers

      In fiscal year 2005, one customer accounted for virtually all of our consolidated revenues. In fiscal year 2004, we reported no revenues. In fiscal year 2003, one customer accounted for approximately 39% of consolidated revenues.

 Competition

      Prior to December 2002, we operated in an intensely competitive industry. A number of companies had developed digital media devices and technologies similar to ours, including, among others, (i) low-cost Internet access technologies, (ii) "set top" boxes, as well as (iii) video game devices that provide Internet access. Personal computer manufacturers offered products that offered television viewing combined with Internet access. CTI competitors included companies that marketed products with functionalities similar to ours.

 Employees

      As of June 30, 2005, the Company had four employees.

 Warranty

      The Company has no outstanding warranty obligations.


 ITEM 2.   PROPERTIES

      Until December 2002, we operated from the following locations, all of which were closed at June 30, 2005.

      Location       Purpose/Use               Owned/Leased   Square Footage
      --------       -----------               ------------   --------------
      Dallas, TX     Corporate Headquarters       Leased          16,617
      Dallas, TX     Storage facility             Leased           5,120
      Tulsa, OK      Subsidiary office            Leased           7,500

      In May 2005, we leased approximately 2,300 square feet of office space in Dallas, Texas for our corporate headquarters, which location is deemed suitable for our operations.


 ITEM 3.   LEGAL PROCEEDINGS

      During 2005 various taxing authorities represented by the County of Dallas filed suit against one of our inactive subsidiaries alleging failure to pay personal property taxes for 2002 and 2003. In April 2005, the taxing authorities were awarded a judgment against the subsidiary of approximately $17,600 in Case No. 04-30034-T-D, styled County of Dallas, et al. vs. uniView Technologies Products Group, Inc. in the District Court, 95th Judicial District, Dallas County, Texas.

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

      Quarter Ending Date              High Trade          Low Trade
      -------------------              ----------          ---------

      Fiscal 2005
      -----------
      June 30, 2005                      $  0.21            $  0.11
      March 31, 2005                     $  0.40            $  0.15
      December 31, 2004                  $  0.24            $  0.04
      September 30, 2004                 $  0.10            $  0.04

      Fiscal 2004
      -----------
      June 30, 2004                      $  0.10            $  0.05
      March 31, 2004                     $  0.18            $  0.09
      December 31, 2003                  $  0.29            $  0.10
      September 30, 2003                 $  0.18            $  0.08


 Holders

      As of June 30, 2005 there were approximately 11,500 record shareholders and individual participants in security position listings.

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

      The following table summarizes our equity compensation plans as of June
 30, 2005:

                                                                      Number of Securities
                       Number of Securities                          Remaining Available For
                        To Be Issued Upon      Weighted-average       Future Issuance Under
                     Exercise of Outstanding   Exercise Price of    Equity Compensation Plans
                       Options, Warrants      Outstanding Options,   (Excluding Securities
 Plan Category             and Rights         Warrants and Rights   Reflected in Column (a))
 --------------------------------------------------------------------------------------------
                       (a)                   (b)                    (c)

 Equity Compensation
 Plans Approved by
 Security Holders          2,046,150               $   2.23                 2,702,600

 Equity Compensation
 Plans Not Approved by
 Security Holders            215,000               $   0.02                       -0-
                           ---------                -------                 ---------
        Total              2,261,150               $   2.02                 2,702,600
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

                                                    Year Ended June 30,
                             -------------------------------------------------------------
                             2005           2004          2003          2002          2001
                             ----           ----          ----          ----          ----
 Consolidated Statement
 of Operations Data
 ----------------------
 Revenues                 $   12,243   $       --     $  625,785    $5,369,311     $9,332,232

 Operating loss             (558,032)     (37,018)    (3,516,230)   (3,894,502)    (6,789,892)

 Net loss                   (717,477)     (20,355)    (3,435,735)   (2,733,434)    (6,622,458)

 Net loss attributable
   to common stockholders   (873,818)     (24,655)    (2,123,935)   (1,019,077)      (284,658)

 Loss per Common Share (1)     (0.15)       (0.01)         (0.51)        (0.30)         (0.08)


 Consolidated Balance
  Sheet Data
 --------------------
 Total assets                141,777       49,972         62,700     4,842,203      8,837,360

 Long term debt                   --           --             --        14,938      1,388,126

 Redeemable preferred stock       --           --             --     1,456,000      1,170,000

 Stockholders' equity       (557,358)      49,972         50,708     2,018,192      3,933,806

 Number of employees               4           --             --            25             67

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

                            Results of Operations

 FISCAL YEAR ENDED JUNE 30, 2005 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2004
 ---------------------------------------------------------------------------

 Revenues

      Revenues of $12,243 for fiscal year 2005 were derived primarily from the resale of refurbished cell phones in the telecommunications industry. We discontinued all operations in December 2002 and had no revenues for fiscal year 2004.

 Gross Margin

      Gross margin for fiscal year 2005 was $12,243, which represented 100% of all revenue in fiscal year 2005. We had no gross margin for fiscal year 2004.

 Operating Expenses

      Total operating expenses for fiscal year 2005 increased to approximately $561,876, compared to approximately $37,000 for the same period last year. Significant components of operating expenses for the fiscal years ended June 30, 2005 and 2004 consisted of the following:

                                                   Year ended June 30,
                                            -------------------------------
                                                2005                2004
                                            -----------         -----------
 Compensation                              $    133,821        $      5,760
 Facilities                                       2,162                   -
 Legal expense and professional fees            160,818              17,860
 Write-off of acquired in-process
   research and development                     146,819                  --
 Other                                          126,655              13,398
                                            -----------         -----------
 Total                                     $    570,275        $     37,018
                                            ===========         ===========

      "Other" expenses include public company cost, property taxes, telephone, travel, office, insurance, and other general and administrative expenses. The increase in operating expenses for fiscal year 2005 is attributable to resuming Company operations during fiscal year 2005.

 Interest Expense

      We had total interest expense of $164,582 in fiscal year 2005 as compared to no interest expense for the previous year. The increase in interest expense is attributable to the financing from Trident received during the second fiscal quarter.


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

 Operating Expenses

      Total operating expenses for fiscal year 2004 decreased to approximately $37,000, compared to approximately $3.94 million for the same period last year. Significant components of operating expenses for the fiscal years ended June 30, 2004 and 2003 consisted of the following:

                                                   Year ended June 30,
                                            -------------------------------
                                                2004                2003
                                            -----------         -----------
 Compensation                              $      5,760        $    537,859
 Facilities                                          --             156,560
 Depreciation                                        --             439,621
 Asset Impairment                                    --           1,793,534
 Amortization of software development
   costs, trademark, and goodwill                    --             177,985
 Online service expense                              --               2,188
 Legal expense and professional fees             17,860             205,411
 Sales and marketing                                 --              10,370
 Other                                           13,398             613,293
                                            -----------         -----------
 Total                                     $     37,018        $  3,936,821
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


                       Liquidity and Capital Resources

      Cash and cash equivalents at June 30, 2005 were $53,337 compared to zero at June 30, 2004. In the past we relied on available borrowing arrangements and sales of our common and preferred stock to supplement operations. However, during 2003 outside financial resources became unavailable to us and it was necessary to discontinue operations and close the Company.

 Cash Flows from Operations

      Cash used in operations for the fiscal year ended June 30, 2005 was $532,296 compared to $9,883 used in operations in 2004. The major components of cash used in operations during 2005 were comprised of a $717,477 loss from operations, non-cash charges for the write-off of acquired in-process research and development of $146,819, amortization of the discount on debt of $98,409, issuance of warrants for services of $10,000 offset by changes in operating assets and liabilities of $70,047.

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

 Cash Flows from Investing Activities

      During fiscal years 2005 and 2004, no cash was used in investing activities.

      During fiscal year 2003, we discounted the outstanding principal balance of $850,000 of the note receivable received in the sale of the Curtis Mathes trademark and collected $550,000. We additionally redeemed a certificate of deposit for $25,000.

 Cash Flows from Financing Activities

      During fiscal year 2005, cash payments of $20,067 were used for dividends declared. Cash of $605,700 was borrowed during the fiscal year 2005.

      During fiscal year 2004, we had no financing activities.

      Cash of $315,000 was used in financing activities during fiscal year 2003, consisting of payments on long-term and capital lease obligations. Cash of $100,000 was borrowed during fiscal year 2003.

                                Other Matters

 Going Concern

      We incurred net losses of $717,477, $20,355 and $3,435,735 for the years ended June 30, 2005, 2004 and 2003, respectively. In December 2002 we laid off all of our employees and discontinued normal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Before we discontinued normal operations in 2002, we offered enhanced digital media solutions and call center computer telephony integration software products and services. With the acquisition of Venture Pacific Group, Inc. ("VPG") in November 2004 we expected to become active in licensing RFID technologies to integrate with our own technologies to develop RFID applications in specialty areas, such as anti-counterfeiting of drugs, medical devices, and logistical systems. Our new business model continues in the development stage, while expenses are ongoing. Consequently, the outlook for generating sufficient cash to support our operations for the next twelve months is guarded. If we are unable to achieve a positive cash flow, additional financing or equity placements may again be necessary. Although we believe that sufficient financing resources may be available, such resources may not continue to be available to us or they may not be available upon favorable terms.

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

      Revenue Recognition. During 2005 we recognized a significant portion of our revenue while acting as a sales agent or in a similar capacity. As such, we reported revenue based upon the fee earned as acting as an agent. Prior to 2005, we recognized service revenue as the services were provided.
  Equipment and product sales were recognized at the time of delivery and customer acceptance. Revenue from the installation of software and hardware systems was recognized on the completed contract method. Royalty revenue was recognized when earned as the customer sells royalty related products. Amounts for which revenue could not be recognized such as uncompleted contracts or unearned maintenance services were included in deferred revenue and were recognized as contracts were completed or ratably over the period covered by the maintenance agreement.


 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Prior to December 2002, we were exposed to market risk from changes in interest rates which could adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we managed exposures through our regular operating and financing activities. We did not use financial instruments for trading or other speculative purposes and we were not a party to any leveraged financial instruments. We were exposed to interest rate risk primarily through our borrowing activities, which are described in the "Notes Payable" Note to the Consolidated Financial Statements, which are incorporated herein by reference.


 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Consolidated Financial Statements and related Financial Statement Schedules are included immediately following the signature page of this Form 10-K.

 Selected Quarterly Financial Data (unaudited)

      The following tables set forth certain unaudited financial data for the quarters indicated:

                                   Fiscal 2005 Quarter Ended                               Fiscal 2004 Quarter Ended
                       --------------------------------------------------    ------------------------------------------------------
                        Sept. 30,    Dec. 31,     March 31,     June 30,       Sept. 30,    Dec. 31,      March 31,     June 30,
                          2004         2004         2005          2005           2003         2003          2004          2004
                       ----------   ----------    ---------    ----------    ----------    ----------    ----------    ----------
 Net Sales                  $0.00         $500       $5,323        $6,720          $0.00        $0.00         $0.00         $0.00

 Gross Margin               $0.00         $500       $5,323        $6,720          $0.00        $0.00         $0.00         $0.00
 % of net sales                 0%         100%         100%          100%             0%           0%            0%            0%

 Operating income
  (loss)                    $0.00    $(210,678)   $(192,459)    $(154,895)      $(37,152)     $(2,685)        $0.00        $2,819
 % of net sales                 0%           0%           0%            0%             0%           0%            0%            0%

 Net income (loss)          $0.00    $(244,500)   $(259,973)    $(213,004)      $(30,592)     $(2,685)        $0.00       $12,922
 % of net sales                 0%           0%           0%            0%             0%           0%            0%            0%

 Net income (loss)
  attributable to
  common shareholders     $(1,075)   $(277,275)   $(322,298)    $(273,170)      $(31,667)     $(3,760)      $(1,075)      $11,847
 % of net sales                 0%           0%           0%            0%             0%           0%            0%           0%

 Net income (loss)
  attributable to
  common shareholders
  per share - basic and
  diluted*                 $(0.00)      $(0.05)      $(0.05)       $(0.04)        $(0.01)      $(0.00)       $(0.00)        $0.00

 * Difference in per share amounts between quarterly financial data and year-end results are attributable to rounding. The above information differs from that previously reported for the quarters ended December
   31, 2004 and March 31, 2005 due to impact of stock warrants granted to Trident Growth Fund, LP ("Trident") in connection with our issuance of a note payable to Trident on November 10, 2004. The fair value of the stock warrants was recorded as a discount to debt and amortized over the term of the note payable. The impact of this adjustment increased the loss for the quarters ended December 31, 2004 and March 31, 2005 by $8,389 and $14,804, respectively. The loss for the quarter ended
   December 31, 2004 was also increased by $10,000 to reflect the fair value of stock warrants issued on November 4, 2004 in settlement of litigation. In addition, revenue for the quarter ended March 31, 2005 was decreased by $90,902 with a corresponding reduction to the cost of product and services to reflect revenue recognition at net as an agent.


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

      A new independent accountant, CF & Co., L.L.P., was engaged as of August 21, 2003 as the principal accountant to audit the Registrant's financial statements beginning with fiscal year ended June 30, 2003. There were no changes in or disagreements with our independent auditors during the fiscal year.


 ITEM 9A.  CONTROLS AND PROCEDURES

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

      Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-K for the twelve month period ending June 30, 2007. We expect to begin the process during next fiscal year of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as required by Rule 13a-15I under the Securities Exchange Act of 1934.

      Changes in Internal Control over Financial Reporting. Our management has evaluated whether any change in our internal control over financial reporting occurred during the fourth fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


 ITEM 9B.  OTHER INFORMATION

      None.


                                   PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              Board of Directors

      The following sets forth, with respect to each member of our Board of Directors as of June 30, 2005, his name, age, period served as director, present position, if any, with the Company and other business experience. All directors in the past have served one-year terms between annual meetings of shareholders.

      Patrick A. Custer, 56, is the sole member of the Board and Chief Executive Officer. Mr. Custer served as a director from 1984 to 1985, and from 1987 until the present. He served as President and Chief Executive Officer from 1984 to 1985 and from September 1992 until the present. From 1986 until 1990, Mr. Custer was an international business consultant for Park Central Funding (Guernsey), Ltd. From 1978 until 1982, Mr. Custer was a general securities principal and worked for a major brokerage firm as a corporate finance specialist and was owner of his own brokerage firm. He was responsible for structuring and funding IPO's, real estate, energy companies, and numerous high-tech start-up companies. Mr. Custer's technical experience includes engineering and management positions with Texas Instruments and Honeywell. Mr. Custer is a graduate of Texas Tech University in Finance and Management, with additional studies in Electrical Engineering and master studies in Finance.

                              Executive Officers

      The following table lists the names and positions held by all executive officers as of June 30, 2005.

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

      Based solely upon a review of the copies of the forms filed pursuant to
 Section 16(a) furnished to us, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal year ended June 30, 2005, we believe that during the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% Owners were complied with.

                               Audit Committee

      We have no active Audit Committee, however, Mr. Custer meets the definition of an audit committee financial expert, as set forth in Item 401(h)(2) of Regulation S-K.

                                Code of Ethics

      We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics will be provided to any person without charge, upon request, by sending such request to us at our principal office.


 ITEM 11.  EXECUTIVE COMPENSATION

                          Summary Compensation Table

      The following table summarizes the compensation paid over the last three completed fiscal years to our Chief Executive Officer and any other executive officer who received compensation exceeding $100,000 during the fiscal year ended June 30, 2005.

                                                               Long Term Compensation
                                                               ------------------------------------
                           Annual Compensation                 Awards                       Payouts
                           ---------------------------------   ------------------------------------
(a)               (b)      (c)       (d)      (e)              (f)          (g)             (h)      (i)

                                                                                                        All
                                                                                                        Other
 Name and           Year                       Other             Restricted    Securities     LTIP      Compen-
 Principal          Ended                      Annual            Stock         Underlying     Payouts   sation
 Position           June 30 Salary($) Bonus($) Compensation($)   Awards($)     Options(#)       ($)      ($)
----------          -------  --------  -------  --------------   ----------   --------------  -------  ------
Patrick A. Custer      2005  130,520        -0-  20,000 (1)(2)        -0-           -0-         -0-      -0-
 Sole member of the    2004       -0-       -0-  52,000 (1)(3)      5,760           -0-         -0-      -0-
 Board and CEO         2003  159,490        -0-       (1)             -0-       310,000         -0-      -0-

 (1) Other annual compensation to this executive officer, including payment of a car allowance and other personal benefits, did not exceed the lesser of $50,000 or 10% of such executive officer's total annual salary and bonus for such fiscal year.
 (2)  Amounts paid to Custer Consulting, an entity owned 100% by Pat Custer.
 (3)  Amounts paid by Venture Pacific Group, Inc. (acquired in merger on
      November 10, 2004) to Pat Custer as an independent contractor.


                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

      The following table shows aggregate exercises of options (or tandem stock appreciation rights) and freestanding stock appreciation rights during the fiscal year ended June 30, 2005 by each of the named executive officers.

(a)                (b)             (c)          (d)                (e)
                                                Number of
                                                Securities         Value of
                                                Underlying         Unexercised
                                                Unexercised        In-the-Money
                                                Options at         Options at
                                                FY-End (#)         FY-End ($)(1)
                   Shares
                   Acquired        Value        Exercisable (E)/   Exercisable (E)/
Name               on Exercise(#)  Realized($)  Unexercisable (U)  Unexercisable (U)
------             --------------  -----------  -----------------  -----------------

Patrick A. Custer        -0-            -0-         829,250 (E)        31,000  (E)
                                                       -0-  (U)          -0-   (U)
 (1)  At June 30, 2005, 310,000 of the options were considered "in-the-
      money," as the fair market value of the underlying securities on that date ($0.12) exceeded the exercise price of the options ($0.02).  None of the remaining options were considered "in-the-money," as the fair market value of the underlying securities did not exceed the exercise price of the options.

                          Compensation of Directors

      Directors are not paid compensation as such, except for services performed in another capacity, such as an executive officer.

   Employment Contracts and Termination and Change-in-Control Arrangements

      At June 30, 2005, we had no employment agreement with any named executive officer.

         Compensation Committee Interlocks and Insider Participation

      Mr. Custer participated in advising the Board of Directors concerning certain aspects of executive officer compensation during the last completed fiscal year. Mr. Custer is Chairman of the Board, President and Chief Executive Officer.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of September 28, 2005 with respect to the beneficial ownership of Common Stock by (i) persons known to us to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors of the Company, (iii) each of the executive officers and (iv) all directors and executive officers of the Company as a group.

      The number of shares of Common Stock beneficially owned by each individual set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of September 28, 2005 (the date on which this Form 10-K is due at the Commission), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Securities and Exchange Commission.

                                  Number of Shares
    Name and Address              Amount and Nature          Percent
    of Beneficial Owner           of Beneficial Ownership    of Class
    -------------------           -----------------------    --------
 Patrick A. Custer                     2,289,675 (1)          30.46%
 5% Beneficial Owner,
 Officer and Director
 P.O. Box 802808
 Dallas, Texas 75380

 Peak Decision International Limited     350,000 (2)           5.13%
 5% Beneficial Owner
 Unit 1603, 16F
 Dina House,
 11 Duddell Street, Central
 Hong Kong

  (1) Includes 290,188 shares owned outright by Mr. Custer; 688,000 shares issuable to Mr. Custer upon exercise of vested nonstatutory Employee Stock Options; 1,308,396 shares held of record by Custer Company, Inc., a family trust, over which Mr. Custer exercises voting control; 2,969 shares owned by his wife; 118 shares held by his wife for the benefit of his minor daughter; and 2 shares each held by Mr. Custer for the benefit of his two sons.

 (2)  Common shares owned.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In November 2004 the Company acquired Venture Pacific Group, Inc. ("VPG"). The acquisition resulted in the issuance to VPG shareholders of approximately 770,000 new shares of common stock of the Company, which were valued at approximately $60,000, according to the stock price at the time.

      The Company also issued to Trident Growth Fund, LP ("Trident") a new series of preferred stock, Series 2004-L Preferred Stock (the "Preferred Stock"), to retire an outstanding series of preferred stock of VPG. The Preferred Stock has a liquidation value of $1.75 million and is convertible at the option of the holder into a total of 1.75 million shares of Common Stock at any time after six months from the issue date. These preferred shares were valued at $175.

      At the time of the merger, our Chief Executive Officer also served as the Chief Executive Officer and as a director of VPG and was the beneficial owner of approximately 39% of VPG. Trident Growth Fund, L.P. ("Trident"), reported as a beneficial owner of 7.6% of the Company as of June 30, 2004, was also a beneficial owner of approximately 35% of VPG.

      All other related party transactions, which require disclosure, are included in the Management's Discussion and Analysis or the Notes to Consolidated Financial Statements.


 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 Audit Fees

      Audit fees include fees paid by the Company to its auditors in connection with the annual audit of the Company's financial statements and the auditor's review of the Company's interim financial statements. The aggregate fees billed to the Company by CF & Co., L.L.P. for audit services for the fiscal years ended June 30, 2005 and 2004 were $36,074 and $26,200, respectively.

 Audit Related Fees

      Audit related fees include fees paid by the Company to its auditors for services related to accounting consultations and internal control review. There were no audit-related fees paid by the Company for either of the fiscal years ended June 30, 2005 or 2004.

 Tax Fees

      Tax fees include fees paid by the Company to its auditors for corporate tax compliance and tax advisory services. There were no tax-related fees billed to the Company for either of the fiscal years ended June 30, 2005 or 2004.

 All Other Fees

      All other fees include fees paid by the Company to its auditors for all other services rendered by the auditor to the Company. Fees for other services paid by the Company for fiscal years ended June 30, 2005 or 2004 were $23,712 and $5,000, respectively.


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

 October 13, 2005


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Principal Executive Officer and
      -------------------------------
      Principal Financial and Accounting Officer
      ------------------------------------------

 /s/  PATRICK A. CUSTER       Chairman of the Board,         October 13, 2005
      Patrick A. Custer       Chief Executive Officer
                              and Director

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------

 Board of Directors
 VPGI Corp. and Subsidiaries

 We have audited the accompanying consolidated balance sheets of VPGI Corp. and Subsidiaries (A Development Stage Company) as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VPGI Corp. and Subsidiaries as of June 30, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the years ended June 30, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

 We have also audited Schedule II for the years ended June 30, 2005, 2004 and
 2003.   In our  opinion,  this schedule  presents  fairly, in  all  material respects, the information required to be set forth therein.

 As shown in the consolidated financial statements, the Company incurred net losses of $717,477, $20,355 and $3,435,735 for the years ended June 30, 2005, 2004 and 2003, respectively. These factors, among others, as discussed in Note B to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                    CF & Co., L.L.P.

 Dallas, Texas
 October 5, 2005

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEETS

                                   June 30,

                           ASSETS                      2005           2004
                                                   -----------    -----------
 CURRENT ASSETS
   Cash and cash equivalents                      $     53,337   $          -
   Trade accounts receivable                            21,000              -
   Prepaid expenses                                      7,705              -
   Other current assets                                  4,627              -
                                                   -----------    -----------
     Total current assets                               86,669              -

 OTHER ASSETS
   Pension surplus                                      55,108         49,972
                                                   -----------    -----------
     Total other assets                                 55,108         49,972
                                                   -----------    -----------
     Total assets                                 $    141,777   $     49,972
                                                   ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                   June 30,


      LIABILITIES AND STOCKHOLDERS' EQUITY             2005           2004
                                                   -----------    -----------
 CURRENT LIABILITIES
  Note payable, net of deferred loan
    costs of $ 55,931                             $    644,069   $          -
  Trade accounts payable                                16,020              -
  Accrued expenses                                      39,046              -
                                                   -----------    -----------
    Total liabilities                                  699,135              -

 COMMITMENTS AND CONTINGENCIES (NOTE I)                      -              -
                                                   -----------    -----------

 STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, cumulative, $1.00 par value;
      1,000,000 shares authorized:
    Series A, 30,000 shares issued and outstanding
      at June 30, 2005 and 2004                         30,000         30,000
    Series H, 2 shares issued and outstanding
      at June 30, 2005 and 2004 (liquidation
      preference of $50,000)                                 2              2
    Series 2002-K, 20 shares issued and outstanding
      at June 30, 2005 and June 30, 2004
      (liquidation preference of $500,000)                  20             20
    Series 2002-G, 156 and 196 shares issued and
      outstanding at June 30, 2005 and 2004,
      respectively (liquidation preference of
      $3.9 million and $4.9 million, respectively)         156            196
    Series 2004-L, 175 and -0- shares issued and
      outstanding at June 30, 2005 and 2004,
      respectively (liquidation preference
      of $1.75 million)                                    175              -
  Common stock, $.001 par value; 80,000,000 shares
      authorized; 6,828,787 and 5,242,120 shares
      issued and outstanding at June 30, 2005 and
      2004, respectively                                 6,829          5,242
  Additional paid in capital                        60,485,022     60,356,529
  Accumulated deficit                              (60,362,085)   (60,342,017)
  Deficit accumulated during development stage        (717,477)             -
                                                   -----------    -----------
    Total stockholders' equity (deficit)              (557,358)        49,972
                                                   -----------    -----------
    Total liabilities and stockholders' equity    $    141,777   $     49,972
                                                   ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             Years ended June 30,


                                   Cumulative
                                     During
                                  Development
                                     Stage       2005       2004         2003
                                    --------   --------   --------    ---------
 Revenues
  Product sales                    $   5,548  $   5,548  $       -   $  127,730
  Consulting and support services      6,595      6,695          -      498,055
                                    --------   --------   --------    ---------
    Total revenues                    12,243     12,243          -      625,785

 Cost of products and services
  Cost of product sales                    -          -          -       50,649
  Cost of consulting and
    support services                       -          -          -      154,545
                                    --------   --------   --------    ---------
    Total cost of products
      and services                         -          -          -      205,194
                                    --------   --------   --------    ---------

    Gross margin                      12,243     12,243          -      420,591

 Operating expenses
  Selling                                  -          -          -       10,370
  General and administrative         570,275    570,275     31,258    1,693,296
  Fees paid to related party               -          -      5,760            -
  Depreciation and amortization            -          -          -      439,621
  Asset impairment                         -          -          -    1,793,534
                                    --------   --------   --------    ---------
                                     570,275    570,275     37,018    3,936,821
                                    --------   --------   --------    ---------
    Operating loss                  (558,032)  (558,032)   (37,018)  (3,516,230)

 Other (income) expense
  Interest income                          -          -          -      (83,023)
  Interest expense                   164,582    164,582          -       13,166
  Other income, net                   (5,137)    (5,137)   (16,663)     (10,638)
                                    --------   --------   --------    ---------
    Total other (income) expense     159,445    159,445    (16,663)     (80,495)
                                    --------   --------   --------    ---------
    Net loss                        (717,477)  (717,477)   (20,355)  (3,435,735)
                                    --------   --------   --------    ---------

 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                             Years ended June 30,


                                                 2005       2004        2003
                                               --------   --------    ---------
 Decrease in redemption value of
   redeemable preferred stock                         -          -    1,316,100

 Dividend requirements on preferred stock      (156,341)    (4,300)      (4,300)
                                               --------   --------   ----------
 Net loss attributable to common stockholders $(873,818) $ (24,655) $(2,123,935)
                                               ========   ========   ==========
 Per share amounts allocable to common
   stockholders - Basic and diluted

     Net loss                                   $(0.15)     $(0.00)     $ (0.51)

 Weighted average common shares
   outstanding - Basic and diluted           5,787,435   5,140,907    4,133,160



 The accompanying notes are an integral part of these consolidated financial statements.

                                    VPGI Corp. and Subsidiaries

                                   (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         For the years ended June 30, 2005, 2004 and 2003

                                                                                                            Deficit
                                                                                                          Accumulated
                                      Common Stock       Preferred Stock      Additional                     During
                                  --------------------  ------------------    paid-in       Accumulated   Development
                                    Shares     Amount    Shares    Amount    capital         deficit         Stage        Total
                                  ---------   --------  --------  --------   -----------   ------------   -----------  -----------
 Balances - June 30, 2002         3,749,785      3,750    30,022    30,022    60,186,369    (58,201,949)            -    2,018,192
                                  ---------   --------  --------  --------   -----------   ------------   -----------  -----------
 Conversion of Series 2002-G
   preferred to common stock        733,335        733         -         -        60,767              -             -       61,500
 Issuance of common stock in
   exchange for services              3,000          3         -         -            66              -             -           69
 Issuance of warrants
   for services                           -          -         -         -         4,025              -             -        4,025
 Issuance of warrants in
   connection with long-term debt         -          -         -         -         4,965              -             -        4,965
 Issuance of warrants with sale
   of subsidiaries                        -          -         -         -         3,270              -             -        3,270
 Adjustment for Series 2002-G
   preferred                              -          -       196       196        78,204              -             -       78,400
 Allocation for decrease
   in redemption value of
   redeemable preferred stock             -          -         -         -             -      1,316,022             -    1,316,022
 Net loss                                 -          -         -         -             -     (3,435,735)            -   (3,435,735)
                                  ---------   --------  --------  --------   -----------   ------------   -----------  -----------
 Balances - June 30, 2003         4,486,120  $   4,486    30,218$   30,218  $ 60,337,666  $ (60,321,662) $          - $     50,708

 Issuance of common stock
   in exchange for services         756,000        756         -         -        14,363              -             -       15,119
 Issuance of warrants
   for services                           -          -         -         -         4,500              -             -        4,500
 Net loss                                 -          -         -         -             -        (20,355)            -      (20,355)
                                  ---------   --------  --------  --------   -----------   ------------   -----------  -----------
 Balances - June 30, 2004         5,242,120  $   5,242    30,218 $  30,218  $ 60,356,529  $ (60,342,017) $          - $     49,972


                        The accompanying notes are an integral part of these consolidated financial statements.



                                    VPGI Corp. and Subsidiaries

                                   (A Development Stage Company)

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  - CONTINUED

                         For the years ended June 30, 2005, 2004 and 2003

                                                                                                            Deficit
                                                                                                          Accumulated
                                      Common Stock       Preferred Stock      Additional                     During
                                  --------------------  ------------------    paid-in       Accumulated   Development
                                    Shares     Amount    Shares    Amount    capital         deficit         Stage        Total
                                  ---------   --------  --------  --------   -----------   ------------   -----------  -----------
 Conversion of Series 2002-G
   preferred to common stock        666,667        667       (40)      (40)         (627)             -             -            -
 Issuance of common stock
   in acquisition                   770,000        770         -         -        59,230              -             -       60,000
 Exercise of warrants into
   common stock                     150,000        150         -         -          (150)             -             -            -
 Issuance of warrants
   in connection with debt                -          -         -         -        60,040              -             -       60,040
 Issuance of warrants
   in litigation                          -          -         -         -        10,000              -             -       10,000
 Issuance of Series
   2004-L preferred                       -          -       175       175             -              -             -          175
 Dividends on issuance of
   Series 2004-L preferred                -          -         -         -             -        (20,068)            -      (20,068)
 Net loss                                 -          -         -         -             -              -      (717,477)    (717,477)
                                  ---------   --------  --------  --------   -----------   ------------   -----------  -----------
 Balances - June 30, 2005         6,828,787  $   6,829    30,353 $  30,353  $ 60,485,022  $ (60,362,085) $   (717,477) $  (557,358)
                                  =========   ========  ========  ========   ===========   ============   ===========  ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Years ended June 30,


                                   Cumulative
                                     During
                                  Development
                                     Stage       2005       2004         2003
                                    --------   --------   --------    ---------
 Cash flows from operating
   activities
  Net loss                         $(717,477) $(717,477) $ (20,355) $(3,435,735)
  Adjustments to reconcile net
   loss to cash used in
   operating activities:
    Depreciation and amortization          -          -          -      439,621
    Asset impairment                       -          -          -    1,793,534
    Provision for bad debt                 -          -          -      300,000
    Stock compensation expense             -          -     15,119       11,318
    Issuance of warrants
      for services                    10,000     10,000      4,500            -
    Write-off of acquired
      in-process research
      and development                146,819    146,819          -            -
    Amortization of debt discount     98,409     98,409          -            -
    Conversion of preferred stock-
      Series 2002-G                        -          -          -          196
    Proceeds from issuance of
      common stock                         -          -          -          736
    Changes in assets and
      liabilities, net of
      effects from acquisitions
      and dispositions:
        Trade accounts receivable    (21,000)   (21,000)         -      356,178
        Inventories                        -          -          -       49,929
        Prepaid expenses             (12,332)   (12,332)         -      274,634
        Other current assets               -          -          -            -
        Other assets                  (5,136)    (5,136)     2,845       90,661
        Accounts payable and
          accrued liabilities        (31,579)   (31,579)   (11,992)    (904,433)
        Deferred revenue                   -          -          -      (50,869)
                                    --------   --------   --------    ---------
    Cash and cash equivalents
      used in operating activities  (532,296)  (532,296)    (9,883)  (1,074,230)
                                    --------   --------   --------    ---------
 Cash flows from investing activities
  Collections on note receivable           -          -          -      550,000
  Proceeds from certificate
    of deposit                             -          -          -       25,000
                                    --------   --------   --------    ---------
 Cash and cash equivalents provided
  by (used in) investing activities        -          -          -      575,000
                                    --------   --------   --------    ---------


 The accompanying notes are an integral part of these consolidated financial statements.

                             Years ended June 30,


                                  Cumulative
                                     During
                                  Development
                                     Stage       2005       2004         2003
                                    --------   --------   --------    ---------
 Cash flows from financing
   activities
  Proceeds from long term debt             -          -          -      100,000
  Principal payments on
    long-term debt                         -          -          -     (313,445)
  Principal payments on
    capital lease obligations              -          -          -       (1,493)
  Preferred stock dividend paid      (20,067)   (20,067)         -            -
  Net proceeds from issuance
    of notes payable                 605,700    605,700          -            -
                                    --------   --------   --------    ---------
 Cash and cash equivalents
   provided by (used in)
   financing activities              585,633    585,633          -     (214,938)
                                    --------   --------   --------    ---------
 Net increase (decrease) in cash
   and cash equivalents               53,337     53,337     (9,883)    (714,168)
                                    --------   --------   --------    ---------
 Cash and cash equivalents,
   beginning of year                       -          -      9,883      724,051
                                    --------   --------   --------    ---------
 Cash and cash equivalents,
   end of year                     $  53,337  $  53,337  $       -   $    9,883
                                    ========   ========   ========    =========
 Supplemental information
   Cash paid for interest          $  66,173  $  66,173  $       -   $   13,166
                                    ========   ========   ========    =========

 See Note N for supplemental schedule of non-cash investing and financing activities.


 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2005, 2004 and 2003


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

  Effective July 1, 2004, the Company's management has devoted substantially all of its time to the planning and acquisition of new operations. Accordingly, the Company's financial statements for 2005 are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting for Development Stage Enterprises".

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

  Fair Value of Financial Instruments
  -----------------------------------
  The Company's financial instruments consist of cash and cash equivalents, accounts receivable, redeemable preferred stock and debt. The fair value of cash and accounts receivable approximate the recorded amounts because of the liquidity and short term nature of these items. The fair value of debt approximates the recorded amounts. The fair value of redeemable preferred stock is reflected by the recorded amount as it represents fair value based on the market price of the Company's common stock.

  Stock-Based Compensation
  ------------------------
  The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

  Revenue Recognition
  -------------------
  During 2005 we recognized a significant portion of our revenue while acting as a sales agent or in a similar capacity. As such, we reported revenue based upon the fee earned as acting as an agent. Prior to 2005, we recognized service revenue as the services were provided. Equipment and product sales were recognized at the time of delivery and customer acceptance. Revenue from the installation of software and hardware systems was recognized on the completed contract method. Royalty revenue was recognized when earned as the customer sells royalty related products. Amounts for which revenue could not be recognized such as uncompleted contracts or unearned maintenance services were included in deferred revenue and were recognized as contracts were completed or ratably over the period covered by the maintenance agreement.

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

  Recently issued accounting standards
  ------------------------------------
  On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to expense share-based payments, including stock options, as compensation using the fair value method. The Company will adopt SFAS 123R in the quarter beginning July 1, 2005. Presently, the Company's stock option awards fall under the scope of SFAS 123, and the Company uses the intrinsic based method for valuation of options. The Company does not expect the adoption of SFAS 123R to have a material impact on the Company's financial position or results of operations, as all outstanding stock options are fully vested. See Note K for effect of change in accounting method.


 NOTE B - GOING CONCERN MATTERS

  The Company incurred net losses of $717,477, $20,355 and $3,435,735 for the years ended June 30, 2005, 2004 and 2003, respectively. In addition, at June 30, 2005, the Company had negative working capital of $612,466 and negative stockholders equity of $557,358. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

  During 2005, the Company has been developing its business plan with a focus in offering its technical expertise in information technology. The Company's product offerings included providing consulting services to niche markets, technology products through its digital media products and computer telephony integration products. The Company is continuing to evaluate all of its options and may consider seeking a buyer, a merger candidate or an acquisition of a viable business.

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

  In connection with the issuance of debt discussed above, the Company issued to Trident warrants to purchase 760,000 shares of Common Stock, exercisable for five years at an exercise price of $.10 per share. The warrants were valued at $60,040 and are included as a discount to notes payable.

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

  The following table summarizes the estimated value of the assets acquired and liabilities assumed at the date of acquisition.

       Intangible assets                      $   146,819
       Current liabilities assumed                 86,644
                                               ----------
       Net assets acquired                    $    60,175
                                               ==========

  The $146,819 intangible asset was assigned to in-process research and development assets that were written off at the date of acquisition. Those write-offs are included in general and administrative expenses.

  The following table summarizes the unaudited pro forma condensed financial information as if the acquisition of VPG was completed July 1, 2003. The unaudited combined pro forma condensed financial statements are derived from the historical financial statements of the Company and VPG and reflect adjustments to present the write-off of in-process research and development as of July 1, 2003. The pro forma information is presented for informational purposes only. You should not rely on the pro forma information as an indication of the results of operations of future periods or the results that actually would have been realized had the companies been a single company during the periods presented.

                                            Year Ended June 30,
                                         -------------------------
                                            2005           2004
                                         ----------     ----------
      Revenues                          $    17,243    $    24,961
      Operating expenses                    538,633        914,216
      Other income (expense)               (205,301)       (46,524)
      Net Loss                             (726,691)      (935,779)
      Net Loss to common stockholders      (942,532)    (1,178,079)
      Net Loss per share                $     (0.16)   $     (0.20)


  Effective June 26, 2002, the Company acquired 60% of the outstanding capital stock of an Asian company for 350,000 shares of its common stock. The acquisition was accounted for as a purchase. The Company allocated the purchase price of approximately $129,500 to intellectual property license. In December 2002, the Company wrote off this asset, as it was no longer being utilized.

  All acquisitions have been accounted for as purchases and the operations of the purchased companies have been included in the Company's statement of operations since their date of acquisition. Upon consolidation, all intercompany accounts and transactions have been eliminated.


 NOTE D - SHAREHOLDER MATTERS

  In July 2003, stockholders approved an amendment and restatement of the Company's articles of incorporation, resulting in a reduction in par value of the Company's common stock from $.80 per share to $.001 per share. The authorized number of shares was maintained at 80,000,000. All share and per share data give effect to the reduction in par value applied retroactively as if it occurred on July 1, 2002.


 NOTE E - DISPOSITION OF ASSETS AND SIGNIFICANT SALES TRANSACTIONS

  In January 2002, the Company sold a source code license of its CIMphony product to HSBC, its largest customer for that product, for $1.3 million in cash. In February 2002, as part of the agreement, the Company allowed HSBC to hire six of its employees who were principally involved in servicing this customer, while retaining adequate support staff for its other CTI customers. In addition to providing cash for operations, this transaction resulted in a reduction of overall employee expenses, while continuing to allow opportunities for sales of CIMphony source code licenses to other customers. However, the transaction was expected to result in limited revenues in the future from this customer, as it assumes the responsibility for its own CTI software operations. This customer generated approximately $241,000 in revenues during the year ended June 30, 2003.

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


 NOTE G - OTHER ASSETS

  Purchased software is normally amortized in relation to expected revenue from the product or straight-line over a maximum of four years, whichever is greater. In December 2002, the Company wrote off this asset, as it was no longer being utilized. Amortization expense for the year ended June 30, 2003 was $177,985, and revenue from these products was $241,026.

  Product and software development costs are normally amortized over their estimated useful life of three years. In December 2002, the Company wrote off this asset, as it was no longer being utilized. There was no amortization expense for the year ended June 30, 2003. Revenue from these products was $2,808 for the year ended June 30, 2003.

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


 NOTE H - NOTES PAYABLE

  See Note C for discussion of debt issued in 2005.

  On May 10, 2002 the Company entered into a note payable with Gemini Growth Fund, L.P. for $200,000, at an annual interest rate of 14%, maturing on
  May 31, 2003. On November 12, 2002, the loan agreement was modified to change the loan amount from $200,000 to $300,000 and the Company entered into an additional note payable with Trident, formerly known as Gemini Growth Fund, L.P., for $100,000 at an annual interest rate of 14%, maturing on November 30, 2003. In connection with the $100,000 loan, the Company issued warrants to purchase 75,000 shares of its common stock, exercisable for three years at a fixed exercise price of $1.50 per share. The loans were collateralized by a security interest in the note received in connection with the sale of the Curtis Mathes trademark and other assets of the Company. Interest was payable monthly in cash. In December 2002, the Company received a notice of default and acceleration notice from Trident, accelerating the entire principal balance due on the notes. To satisfy this obligation, the Company negotiated a discount on the $850,000 note receivable it acquired in the sale of the Curtis Mathes trademark in exchange for a lump sum payment of $550,000 from the debtor, charging $300,000 to bad debt expense. Approximately $300,000 of the proceeds received by the Company were applied to pay the entire remaining principal balance, as well as accumulated interest and other fees, due on the note payable to Trident.


 NOTE I - COMMITMENTS AND CONTINGENCIES

  Rentals
  -------
  Total rentals under cancelable and non-cancelable leases are included in general and administrative expenses and were $2,162, $0 and $133,901 for the years ended June 30, 2005, 2004 and 2003. Commitments for rental payments under non-cancelable operating leases for the years ending June 30 are: 2006 - $42,236; 2007 - $43,377; 2008 - $44,519.

  Litigation
  ----------
  The Company is routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company.


 NOTE J - CONCENTRATIONS OF CREDIT RISK

  During 2005 one customer represented 100% of sales.

  There were no sales during 2004.

  During 2003 one customer represented 39% of sales.


 NOTE K - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

  Preferred Stock
  ---------------
  The Company has 1,000,000 shares authorized of $1.00 par value cumulative preferred stock. The Company's articles of incorporation allow the board of directors to determine the number of shares and determine the relative rights and preferences of any series of preferred stock to be issued.

  In December 1992, the Company issued 140,000 shares of Series A redeemable preferred stock (stated value $1 per share). In fiscal 2000, 100,000 shares were redeemed for cash, and 10,000 shares were converted to common stock, with the remaining 30,000 outstanding at June 30, 2005. Shares accumulate dividends at 6%, or $1,800 per year. Dividends in arrears at June 30, 2005, 2004 and 2003 on Series A shares totaled $15,750, $13,950 and $12,150, respectively.

  In fiscal  1996,  the Company  issued 55  shares  of Series  H  convertible preferred stock (stated value $25,000 per share). 52 shares were converted into common stock in fiscal 1997, and one share was converted in fiscal 2000, with the remaining two shares outstanding at June 30, 2005. Shares accumulate dividends at 5%, or $2,500 per year and are paid in May and November of each year. Shares are convertible based on 80% of the five day average closing bid price of the Company's common stock, with minimum and maximum conversion limits of $12 and $32 per share, respectively. Dividends of $7,500, $5,000 and $2,500 were in arrears on Series H shares at June 30, 2005, 2004 and 2003, respectively.

  In June 1999, the Company issued 720 shares of Series D-1 convertible preferred stock (stated value $25,000 per share). The shares accumulated dividends at 5%, or $900,000 per year and were convertible into common stock at $32 per share. In fiscal 2002, the Company exchanged these shares for 240 shares of Series 2002-G preferred stock (stated value $25,000 per share). In conjunction with the exchange of shares, all accumulated dividends associated with the D-1 preferred stock were released by mutual agreement. The new series of preferred stock had no provision for dividends and was convertible into shares of common stock.

  In June 2002, the Company issued 20 shares of Series 2002-K convertible preferred stock (stated value $25,000 per share). The shares have no provision for dividends and are convertible into common shares at $.80 per share. At any time, at the Company's sole discretion, the Company may redeem all or part of the outstanding preferred shares at a price per share of 120% of their face value.

  On April 16, 2003, the holder of the Company's Series 2002-G preferred stock agreed to modify the terms of the preferred stock, whereby any future redemption of the preferred stock shall be at the sole option of the Company rather than at the option of the Holder. This modification to the terms of the preferred stock resulted in the preferred stock being accounted for as equity as of June 30, 2003, rather than as liability. In addition, 44 shares of the preferred stock were converted into 733,335 shares of common stock for a total of $61,500 during the year ended June 30, 2003. In addition, 40 shares of the preferred stock were converted into 666,667 shares of common stock during the year ended June 30, 2005. As of June 30, 2005, the outstanding unconverted balance of Series 2002-G Preferred stock had a liquidation preference of $3.9 million, convertible into 2.6 million shares of common stock of the Company.

  Refer to Note C for preferred stock issued in connection with acquisition.

  Dividends of $20,067, $-0- and $-0- were paid on preferred stock during the years ended June 30, 2005, 2004 and 2003, respectively. Cumulative dividends in arrears as of June 30, 2005, 2004 and 2003 amounted to $136,274, $18,950 and $14,650, respectively.

  Stock Options
  -------------
  The Company  has  periodically granted  stock  options for  employment  and
  outside services  received during the  years reported.   These options  are
  treated as fixed, compensatory awards.

  The Company has granted compensatory stock options to key employees and directors at market value at the date of grant. The options granted to directors have generally vested immediately, and the options granted to employees have generally vested over a 3-year period; however, during 2003, options covering 310,000 shares were granted that vested immediately. No options were granted during 2004. During 2005, options covering 400,000 shares were granted that vested immediately.

  During 2005 and 2003, no intrinsic value was assigned to options issued to employees and directors and, accordingly, no compensation expense was
  recognized in  that year.   Had compensation  cost been  determined on  the
  basis of fair value, net loss and net loss per share for 2005, 2004 and 2003 would have been increased as follows:

                                         2005          2004          2003
                                      ----------    ----------    ----------
    Net loss
      As reported                    $  (717,477)  $   (20,355)  $(3,435,735)
      Deduct:  total stock-based
       employee compensation expense
       determined under fair value
       based method for all awards,
       net of income tax effect          (78,960)            -      (261,578)
                                      ----------    ----------    ----------
      Pro forma net loss             $  (796,437)  $   (20,355)  $(3,697,313)
                                      ==========    ==========    ==========
    Loss per share
      As reported                          (0.15)        (0.00)        (0.51)
      Pro forma                            (0.16)        (0.01)        (0.89)

  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                      2005           2004           2003
                                   ----------     ----------     ----------
    Expected volatility                219%           374%           150%
    Risk-free interest rate           4.24%           2.6%      1.15% - 1.3%
    Expected lives                   5 years        5 years  2.7 to 5.5 years
    Dividend yield                      -              -              -


  Additional information with respect to all options outstanding at June 30, 2005, and changes for the three years then ended was as follows:


                       When Issued        When Issued     When Issued
                      Exercise Price     Exercise Price  Exercise Price
                         Above            Equal to          Below
                      market price      market price     market price
                    ------------------  ---------------  --------------
                            Weighted          Weighted        Weighted
                            average           average         average
                            exercise          exercise        exercise   Total
                   Options    price   Options   price Options   price   Options
                   -------   ------   ------    ----- -------   -----   -------
 Outstanding at
 June 30, 2002   2,076,967  $  3.63   18,750   $14.56 104,754  $14.40 2,200,471

 Granted                 -        -  310,000     0.02       -       -   310,000
 Forfeited        (466,035)    1.56        -        -       -       -  (466,035)
                   -------   ------   ------    ----- -------   -----   -------
 Outstanding at
 June 30, 2003   1,610,932  $  4.13  328,750   $ 0.85 104,754  $14.40 2,044,436

 Granted                 -        -        -        -     -         -         -
 Forfeited        (140,407)    1.41   (9,375)   12.43 (79,121)  12.38  (228,903)
                   -------   ------   ------    ----- -------   -----   -------
 Outstanding at
 June 30, 2004   1,470,525  $  4.39  319,375   $ 0.51  25,633  $20.62 1,815,533

 Granted                 -        -  400,000     0.20       -       -   400,000
 Forfeited        (140,625)   14.79   (3,125)   21.52 (25,633)  20.62  (169,383)
                   -------   ------   ------    ----- -------   -----   -------
 Outstanding at
 June 30, 2005   1,329,900  $  3.29  716,250   $ 0.25       -       - 2,046,150
                 =========   ======  =======    ===== =======   ===== =========


                                                 Number       Weighted
                                               of shares      average
                                               underlying     exercise
                                                options        price
                                               ----------      -----
    Options exercisable at June 30, 2003       1,855,436      $ 4.55
                                               =========       =====
    Options exercisable at June 30, 2004       1,752,533      $ 4.05
                                               =========       =====
    Options exercisable at June 30, 2005       2,046,150      $ 2.23
                                               =========       =====

  For 2005, options granted equal to market value had a weighted average fair value per share of $0.20. No options were granted during 2004. For 2003, options granted equal to market value had a weighted average fair value per share of $0.02.

  Information about stock options outstanding at June 30, 2005 is summarized as follows:

                          Options outstanding             Exercisable
                  --------------------------------  ----------------------
                               Weighted
                               average    Weighted                Weighted
                              remaining   average                 average
                              contractual exercise    Number      exercise
   Exercise prices     Number   life       price    exercisable    price
  ----------------   ---------  -----     -------   -----------   --------
    $   0.02           310,000   2.93     $  0.02     310,000     $  0.02
    $   0.20           400,000   4.75     $  0.20     400,000     $  0.20
    $   0.80         1,087,400   1.66        0.80   1,087,400        0.80
    $  14.48           248,750   0.03       14.48     248,750       14.48
                     ---------                      ---------
                     2,046,150                      2,046,150
                     =========                      =========

  Warrants
  --------
  Common stock warrants issued and outstanding at June 30, 2005 are summarized as follows:

                                                Weighted         Weighted
                                                 average         average
    Range of exercise price           Number  remaining life  exercise price
    ----------------------           -------  --------------  --------------
    $0.001 to $0.09                  846,250       3.28          $  0.01
    $0.10                            760,000       4.37          $  0.10
    $13.28                             2,500       0.10          $ 13.28
    $28.00                            12,500       0.32          $ 28.00

  All outstanding warrants are exercisable at June 30, 2005.

  During the year ended June 30, 2005, warrants to purchase 100,000 shares of the Company's common stock were granted in connection with a litigation settlement. The warrants have an exercise price of $.001, expire in November 2009, and were valued at $10,000 upon issuance. Additionally, warrants to purchase 760,000 shares of the Company's common stock were granted in connection with the issuance of long-term debt. These warrants have an exercise price of $.10 and expire in November 2009. The value of the warrants, $60,040, is included as a discount on the debt.
  Additionally, in connection with the same transaction concerning the issuance of long-term debt in November 2004, the exercise dates of outstanding warrants to purchase an aggregate of 331,250 shares of the Company's common stock were extended until November 2009, from a weighted average remaining life of 0.89 years to a weighted average remaining life of 5.95 years; and the exercise prices of the warrants were repriced to $.001 per share from a weighted average exercise price of $2.09 per share.

  During the year ended June 30, 2004, warrants to purchase 50,000 shares of the Company's common stock were granted in connection with services provided. The warrants have an exercise price of $.09, expire in July 2008, and were valued at $4,500.

  During the year ended June 30, 2003, warrants to purchase 25,000 shares of the Company's common stock were granted in connection with services provided. The warrants have an exercise price of $.01, expire in July 2008, and were valued at $548 upon issuance. Additionally, warrants to purchase 190,000 shares of the Company's common stock were granted in connection with services provided. The warrants have an exercise price of $.02, expire in July 2008, and were valued at $3,477 upon issuance. Additionally, warrants to purchase 75,000 shares of the Company's common stock were granted in connection with the issuance of long-term debt.
  These warrants have an exercise price of $1.50, with a provision to reprice at par value upon the satisfaction of the anti-dilution provisions of certain preferred stock, and expire in November 2005. The value of the warrants was $4,965 upon issuance. Additionally, warrants to purchase 150,000 shares of the Company's common stock were granted in connection with the sale of subsidiaries. The warrants have an exercise price of $.01, expire in December 2005, and were valued at $3,270.


 NOTE L - INCOME TAXES

  A reconciliation of income tax benefit computed by applying the U.S. Federal tax rates to the net loss and recorded income tax expense (benefit) is as follows:

                                         2005          2004          2003
                                      ----------    ----------    ----------

    Tax benefit at statutory rate    $  (272,093)  $    (7,836)  $(1,322,758)
    Change in valuation allowance        272,093   $     7,836   $ 1,322,758
                                      ----------    ----------    ----------
                                     $         -   $         -   $         -
                                      ==========    ==========    ==========

  The components of the Company's deferred income taxes at June 30, 2005 and 2004 are as follows:

                                                 2005         2004
                                              ----------   ----------
    Deferred tax assets
      Net operating loss carryforwards       $21,306,452  $21,034,359
                                              ----------   ----------
      Deferred tax asset                      21,306,452   21,034,359
      Valuation allowance                    (21,306,452) (21,034,359)
                                              ----------   ----------
                                             $         -  $         -
                                              ==========   ==========

  At June 30, 2005, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $64,103,824 which may be used to offset future taxable income, subject to certain limitations and provisions of the Internal Revenue Code, and will expire in various amounts in the years 2008 through 2022 if not utilized.


 NOTE M - PENSION AND OTHER BENEFIT PROGRAMS

  Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. Benefit accruals were frozen in accordance with Section 204(h) of ERISA as of January 1, 1997 and no employees have been added to the plan since that date. The following table sets forth the funded status of the Company's defined pension plan at June 30:

                                                       Pension Benefits
                                                       -----------------
                                                        2005      2004
                                                       -------   -------
  Change in benefit obligation
  Benefit obligation at beginning of year             $576,675  $659,668
  Interest cost                                         26,586    25,320
  Actuarial (gain)/loss                                 51,430   (38,289)
  Benefits paid                                        (41,411)  (31,503)
  Other                                                     --   (38,521)
                                                       -------   -------
  Benefit obligation at end of year                   $613,280  $576,675
                                                       -------   -------
  Change in plan assets
  Fair value of plan assets at beginning of year      $621,608  $703,413
  Actual return on plan assets                          41,514   (11,781)
  Benefits paid                                        (41,411)  (31,503)
  Other                                                     --   (38,521)
                                                       -------   -------
  Fair value of plan assets at end of year            $621,711  $621,608
                                                       -------   -------
  Reconciliation of Funded status
  Funded Status (Underfunded)/Overfunded              $  8,431  $ 44,933
  Unrecognized net actuarial loss (gain)                46,677     5,039
                                                       -------   -------
     Net amount recognized                            $ 55,108  $ 49,972
                                                       =======   =======

  Amounts recognized in the statement of financial position consist of:

                                                        Pension Benefits
                                                       -----------------
                                                         2005      2004
                                                       -------   -------
  Prepaid benefit cost                                $ 55,108  $ 49,972
                                                       -------   -------
     Net amount recognized                            $ 55,108  $ 49,972
                                                       -------   -------

  The accumulated benefit obligation for the defined benefit pension plan was $613,280 and $576,675 at June 30, 2005 and 2004, respectively.

  Components of Net Periodic Benefit Cost

                                                        Pension Benefits
                                                       -----------------
                                                         2005      2004
                                                       -------   -------
  Interest cost                                       $ 26,586  $ 25,320
  Expected return on plan assets                       (31,722)  (35,760)
  Effect of Special Events                                  --       337
                                                       -------   -------
     Net periodic benefit cost                        $ (5,136) $(10,103)
                                                       =======   =======


  Assumptions

  Weighted-average assumptions used to determine benefit obligations at June
  30:

                                                        Pension Benefits
                                                       -----------------
                                                         2005      2004
                                                       -------   -------
  Discount rate                                          5.00%     6.00%
  Rate of compensation increase                            --        --

  Weighted-average assumptions used to determine net periodic benefit cost for years ended June 30:

                                                        Pension Benefits
                                                       -----------------
                                                         2005      2004
                                                       -------   -------
  Discount rate                                          6.00%     5.00%
  Expected long-term return on plan assets               6.50%     6.50%
  Rate of compensation increase                            --        --


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

  Plan Assets

  The Company's pension plan weighted-average asset allocations at June 30, 2005 and 2004 by asset category are as follows:

                                                     Plan Assets at June 30:
                                                         2005       2004
                                                       --------   --------
  Asset Category
  --------------
  Equity securities                                        24%       21%
  Debt securities                                          76%       79%
                                                       --------   --------
     Total                                                100%      100%
                                                       ========   ========

  The Company has elected to invest in a general fund comprised of fixed income securities managed by their financial services firm. In addition, they have invested in equity securities of their financial services firm they acquired through a demutualization. They have not utilized any weighted-average target asset allocations.

  Equity securities include Principal Financial Group, Inc. Common Stock in the amount of $150,967 (24 percent of total plan assets) and $131,440 (21 percent of total plan assets) at June 30, 2005 and 2004, respectively.

  Cash Flows

  Contributions
  -------------
  The Company does not expect to contribute to its pension plan in fiscal
  2006.


  Estimated Future Benefit Payments
  ---------------------------------
  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

  Pension Benefits
  ----------------
  2006                            $ 190,000
  2007                               70,000
  2008                               45,000
  2009                               59,000
  2010                               73,000
  Years 2011 - 2015                 230,000

  Components of Net Periodic Benefit Cost for the fiscal year ending June
  30, 2006


  Service cost                                $     --
  Interest cost                                 25,914
  Expected return on plan assets               (26,336)
                                               -------
     Net periodic benefit cost                $   (422)
                                               =======

  The  interest cost  shown  above  is  based  on  a  Benefit  Obligation  of
  $613,280.   Expected benefit  payments  during  the  measurement  year  are
  $190,000.

  The expected Return on Plan Assets is based on $621,711, the market value of assets at June 30, 2005.


 NOTE N - NON-CASH INVESTING AND FINANCING ACTIVITIES

                                            2005         2004         2003
                                         ----------   ----------   ----------
  SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock
    in acquisition                      $    60,000   $        -  $         -
                                         ==========    =========   ==========
  Issuance of preferred stock
    in acquisition                      $       175   $        -  $         -
                                         ==========    =========   ==========
  Issuance of common stock
    for services                        $         -   $   15,119  $        69
                                         ==========    =========   ==========
  Issuance of common stock warrants
    for services                        $         -   $    4,500  $     4,025
                                         ==========    =========   ==========
  Exercise of warrants
    into common stock                   $      (150)  $        -  $         -
                                         ==========    =========   ==========
  Issuance of warrants in connection
    with sale of subsidiaries           $         -   $        -  $     3,270
                                         ==========    =========   ==========
  Issuance of warrants in connection
    with debt                           $    60,040   $        -  $     4,965
                                         ==========    =========   ==========
  Conversion of preferred stock
    to common stock                     $      (667)  $        -  $    61,500
                                         ==========    =========   ==========
  In-process research and development
    costs acquired Through assumption
    of debt                             $    86,644   $        -  $         -
                                         ==========    =========   ==========


 NOTE O - BUSINESS SEGMENT INFORMATION

  No business segments have existed since the Company discontinued normal operations in December 2002. Prior to that, the Company was primarily engaged in high technology product sales and consulting and support services.

  The Company had three segments for 2003: Technology product sales, technology consulting and support services, and royalty from trademark licensing. The segments were differentiated by the products and services provided as follows:

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

                                           2003
                                        ----------
   Net revenues
     Product sales                     $   127,730
     Consulting and support services       498,055
                                        ----------
                                       $   625,785
                                         =========
   Operating loss
     Product sales                     $(1,147,212)
     Consulting and support services    (1,125,619)
     Corporate                          (1,243,399)
                                        ----------
   Total operating loss                 (3,516,230)

   Interest expense                        (13,166)
   Other income (expenses)                  93,661
                                        ----------
     Net loss                          $(3,435,735)
                                        ==========

  International revenues for the years ended June 30, 2005, 2004 and 2003 totaled $-0-, $-0- and $156,334, respectively.

 NOTE P - RELATED PARTIES

 The Company's CEO held approximately 39% of the common stock of VPG at the time of the merger discussed in Note C. He also served as a director and the CEO of VPG at that time. Trident, reported as a beneficial owner of 7.6% of the Company as of June 30, 2004, was also a beneficial owner of approximately 35% of VPG.

 The CEO previously paid various miscellaneous expenses of the Company during the fiscal year ended June 30, 2004. The CEO holds the Company harmless from these expenses and does not intend to seek reimbursement. These expenses are less than $30,000. During the year ended June 30, 2004, 288,000 shares of common stock with a market value of $5,760 were issued to the CEO for services.

 During the year ended June 30, 2005, the Company paid approximately $20,000 to a company, 100% owned by the CEO, for management and consulting services.

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               For the years ended June 30, 2005, 2004 and 2003


                         Balance at  Charged to  Charged               Balance
                          beginning  costs and  to other               at end
 Description               of year   expenses   accounts  Deductions   of year
 -----------             ---------   ---------  --------  ----------  ---------
 Year ended June 30, 2003
  Allowance for
  doubtful accounts         13,637      42,851         -     (56,488)         -

 Year ended June 30, 2004
  Allowance for
  doubtful accounts              -           -         -           -          -

 Year ended June 30, 2005
  Allowance for
  doubtful accounts              -           -         -           -          -

                                  VPGI CORP.
                               and Subsidiaries

                                EXHIBIT INDEX

 Exhibit Number       Description of Exhibits          Sequential Page Number
 ----------------------------------------------------------------------------

 2.1       Agreement and Plan of Merger dated November 10, 2004
           between the Company and Venture Pacific Group, Inc.
           (filed as Exhibit "2.1" to the Company's Current Report
           on Form 8-K dated as of November 10, 2004, filed on
           November 17, 2004.)                                            N/A

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

 4.19      Series 2004-L Preferred Stock terms and conditions (filed
           as Exhibit "4.1" to the Company's Current Report on Form
           8-K dated as of November 10, 2004, filed on November 17,
           2004.)                                                         N/A

 4.20      Form of warrant issued to Trident Growth Fund, L.P. in
           connection with the Loan Agreement dated November 10,
           2004 between the Company and Trident Growth Fund, L.P.
           (filed as Exhibit "4.2" to the Company's Current Report
           on Form 8-K dated as of November 10, 2004, filed on
           November 17, 2004.)                                            N/A

 4.21 *    Amended Form of warrants issued to Trident Growth Fund,
           L.P. in connection with the amended Loan Agreement dated
           November 10, 2004 between the Company and Trident Growth
           Fund, L.P.                                                      55

 10.1      Loan Agreement dated November 10, 2004 between the
           Company and Trident Growth Fund, LP. (filed as Exhibit
           "10.1" to the Company's Current Report on Form 8-K dated
           as of November 10, 2004, filed on November 17, 2004.)          N/A

 10.2 *    First Amendment to Loan Agreement dated November 10, 2004
           between the Company and Trident Growth Fund, LP.                64

 10.3 *    Second Amendment to Loan Agreement dated November 10,
           2004 between the Company and Trident Growth Fund, LP.           71

 10.4 *    Lease Agreement between the Company and Memshalah Realty
           dated May 5, 2005 pertaining to the property utilized as
           the corporate headquarters.                                     73

 21 *      Subsidiaries of the Company.                                    85

 23 *      Consent of Independent Certified Public Accountants.            86

 31 *      Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
           of the Securities and Exchange Act of 1934, as adopted
           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      87

 32 *      Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to 18 U.S.C. Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002.                                                        89
 _______________
 *  Filed herewith.