Form 10-Q
period 2005-09-30
VPGI CORP
filed 2005-11-14
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

                                      OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________


                     Commission File Number 000-13225


                                  VPGI CORP.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                 Texas                             75-1975147
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

             17304 Preston Road, Suite 1280, Dallas, Texas  75252
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

      Indicate by check mark whether the registrant is an accelerated filer
 (as defined in rule 12b-2 of the Exchange Act).   YES  ___   NO   X


      Indicate by check mark whether the registrant is a shell company (as
 defined in rule 12b-2 of the Exchange Act).       YES  ___   NO   X


      At November 14, 2005, there were 6,828,787 shares of Registrant's common stock outstanding.

                           GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------

                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS..................................    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................    9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...........................................   11

 ITEM 4.   CONTROLS AND PROCEDURES...............................   11


                             PART II.
                        OTHER INFORMATION


 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES
           AND USE OF PROCEEDS...................................   12

 ITEM 6.   EXHIBITS..............................................   12

 SIGNATURES......................................................   12

 EXHIBIT INDEX...................................................   13

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Balance Sheets

                                                   September 30     June 30
                                                       2005           2005
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $     53,957   $     55,337
   Trade accounts receivable                                 -         21,000
   Prepaid expenses                                      7,705          7,705
   Other current assets                                      -          4,627
                                                   -----------    -----------
            Total current assets                        61,662         86,669

 OTHER ASSETS
   Pension surplus                                      55,108         55,108
                                                   -----------    -----------
            Total other assets                          55,108         55,108
                                                   -----------    -----------
            Total assets                          $    116,770   $    141,777
                                                   ===========    ===========

  The accompanying notes are an integral part of these condensed statements.

 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Balance Sheets
                                                  September 30      June 30
                                                       2005           2005
                                                   -----------    -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)

 CURRENT LIABILITIES
   Note payable, net of deferred loan costs       $     821,638  $    644,069
   Trade accounts payable                                 8,341        16,020
   Due to related party                                  29,171             -
   Accrued expenses                                      26,614        39,046
                                                    -----------   -----------
            Total liabilities                           885,764       699,135

 STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00
     par value; 1,000,000 shares authorized:
       Series A, 30,000 shares issued and
         outstanding (liquidation
         preference of $30,000)                         30,000         30,000
       Series H, 2 shares issued and outstanding
         (liquidation preference of $50,000)                 2              2
       Series K, 20 shares issued and outstanding
         (liquidation preference of $500,000)               20             20
       Series 2002-G, 156 shares issued and
         outstanding (liquidation preference
         of $3.9 million)                                  156            156
       Series 2004-L, 175 shares issued and
         outstanding (liquidation preference
         of $1.75 million)                                 175            175

   Common stock, $.001 par value; 80,000,000
       shares authorized; 6,828,787 shares
       issued and outstanding at September 30
       and June 30, 2005                                 6,829          6,829
   Additional paid in capital                       60,494,522     60,485,022
   Accumulated deficit                             (60,362,085)   (60,362,085)
   Deficit accumulated during development stage       (938,613)      (717,477)
                                                   -----------    -----------
      Total stockholders' equity (deficit)            (768,994)      (557,358)
                                                   -----------    -----------
      Total liabilities and stockholders' equity  $    116,770   $    141,777
                                                   ===========    ===========

  The accompanying notes are an integral part of these condensed statements.

 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Statements of Operations (Unaudited)
 Three Months Ended September 30,

                                    Cumulative During
                                    Development Stage
                                    (July 1, 2004 to
                                   September 30, 2005)   2005         2004
                                   ---------------------------     ----------
 Revenues
   Product sales                    $     5,548    $         -    $         -
   Consulting and support services        6,695              -              -
                                     -------------------------     ----------
     Total revenues                      12,243              -              -

 Cost of products and services
   Cost of product sales                      -              -              -
   Cost of consulting and
     support services                         -              -              -
                                     -------------------------     ----------
     Total cost of products
       and services                           -              -              -
                                     -------------------------     ----------
     Gross margin                        12,243              -              -

 Operating expenses
   General and administrative           728,528        158,252              -
                                     -------------------------     ----------
     Total operating expenses           728,528        158,252              -

     Operating loss                    (716,285)      (158,252)             -

 Other (income) expense
   Other income                          (5,137)             -              -
   Interest expense                     227,465         62,882              -
                                     -------------------------     ----------
     Total other (income) expense       222,328         62,882              -
                                     -------------------------     ----------
     Net loss                          (938,613)     (221,134)             -

 Dividend requirements
   on preferred stock                  (222,966)       (62,325)        (1,075)
                                     -------------------------     ----------
 Net loss attributable
   to common stockholders           $(1,161,579)   $  (283,459)   $    (1,075)
                                     =========================     ==========
 Per share amounts allocable
  to common stockholders
   Basic and diluted
   Net loss                                        $     (0.04)   $     (0.00)
                                                    ==========     ==========
 Weighted average common shares
   outstanding - basic and diluted                   6,828,787      5,242,120


  The accompanying notes are an integral part of these condensed statements.

 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Statements of Cash Flows (Unaudited)
 Three Months Ended September 30,

                                    Cumulative During
                                    Development Stage
                                    (July 1, 2004 to
                                   September 30, 2005)   2005           2004
                                   ---------------------------     ----------
 Cash flows from operating
   activities
  Net loss                          $  (938,613)   $  (221,134)   $         -
  Adjustments to reconcile net
   loss to cash used in
   operating activities:
     Amortization of debt discount      135,479         37,068              -
     Issuance of warrants
       for services                      10,000              -              -
     Write-off of acquired
       in-process research
       and development                  146,819              -              -
     Changes in operating assets
       and liabilities
        Trade accounts receivable             -         21,000              -
        Prepaid and other Assets        (12,841)         4,627              -
        Accounts payable and
          accrued liabilities           (22,520)         9,059              -
                                     -------------------------     ----------
 Cash and cash equivalents used
 in operating activities               (681,676)      (149,380)             -

 Cash flows from investing activities
 Cash and cash equivalents provided
   by investing activities                    -              -              -

 Cash flows from financing activities
   Preferred stock dividend paid        (20,067)             -              -
   Proceeds from issuance of
     notes payable                      755,700        150,000              -
                                     -------------------------     ----------
   Cash and cash equivalents used
    in financing activities             735,633        150,000              -

  Net decrease in cash and
    cash equivalents                     53,957            620              -

 Cash and cash equivalents,
   beginning of period                        -         53,337              -
                                     -------------------------     ----------
 Cash and cash equivalents,
   end of period                    $    53,957    $    53,957    $         -
                                     =========================     ==========

  The accompanying notes are an integral part of these condensed statements.

                         VPGI CORP. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2005
                                 (Unaudited)


 BASIS OF PRESENTATION

      The interim consolidated financial statements and summarized notes included herein were prepared, without audit, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with U.S. GAAP were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in the Company's Annual Report on Form 10-K for the preceding fiscal year. These interim financial statements and notes hereto reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results, however, should not be construed as necessarily indicative of future earnings.

 DEVELOPMENT STAGE COMPANY

      The Company previously offered enhanced digital media solutions, as well as contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration software products and services.
 This operation was discontinued in December 2002. Effective July 1, 2004, the Company's management has devoted substantially all of its time to the planning and acquisition of new operations. On November 10, 2004, the Company acquired Venture Pacific Group, Inc. ("VPG") to capitalize upon and apply its technical expertise and its existing technologies to the field of radio frequency identification ("RFID"). Since November 10, 2004, the Company has been relying primarily on borrowings for its primary source of cash flow. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standard No. 7, Accounting and Reporting by Development Stage Enterprises.

 NOTES PAYABLE

      On November 10, 2004 the Company entered into a note payable with Trident Growth Fund, L.P. for $700,000, at an annual interest rate of 14%, maturing on November 10, 2005. The loan is collateralized by a security interest in Company assets. Interest is payable monthly in cash. Subsequent to year end the Company entered into negotiations with Trident to extend the maturity date of this note. As of the date of this filing, such negotiations are still ongoing. The Company expects Trident to approve extension of the maturity date by approximately twelve months.

      On August 10, 2005 the loan agreement was modified to change the loan amount from $700,000 to $750,000 and the Company entered into an additional note payable with Trident Growth Fund, L.P., for $50,000 at an annual interest rate of 14%, maturing on August 10, 2006. In connection with the $50,000 loan, the Company issued warrants to purchase 36,000 shares of its Common Stock, exercisable for five years at an exercise price of $.10 per share. The warrants were valued at approximately $3,500.

      On September 19, 2005 the loan agreement was again modified to change the loan amount from $750,000 to $850,000 and the Company entered into an additional note payable with Trident Growth Fund, L.P., for $100,000 at an annual interest rate of 14%, maturing on September 19, 2006. In connection with the $100,000 loan, the Company issued warrants to purchase 72,000 shares of its Common Stock, exercisable for five years at an exercise price of $.10 per share. The warrants were valued at approximately $6,000.

       The above notes are convertible into Common Stock at any time on or after the six month anniversary of the date of issue of the notes, at a per share conversion price equal to the average of the closing prices of the common stock for the three business days ending on any conversion date.
 In addition, the notes may be redeemed at the earlier of: (i) the maturity dates stated above; (ii) the closing date of the Company's next public offering; or (iii) the date of any change of control of the Company, as defined therein.

 DUE TO RELATED PARTY

      During the quarter ended September 30, 2005, Pat Custer, the Company's Chief Executive Officer, advanced approximately $29,000 to the Company to fund working capital requirements. This balance currently bears no interest and is payable on demand.

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

 CONCENTRATION OF CREDIT RISK

      There were no revenues or accounts receivable in the first quarter. The Company plans to become active in the licensing of radio frequency identification ("RFID") technologies.

 RECENT PRONOUNCEMENTS

      Effective July 1, 2005, the Company adopted , Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R eliminates the option to account for employee stock options under APB 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The adoption of SFAS 123R had no impact on compensation expense for the quarter ended September 30, 2005 as all outstanding stock options are fully vested and no stock options
 were awarded during the financial statement period.   The Company does not
 expect the adoption of SFAS 123R to have a material impact on the Company's financial position or results of operations in future periods.

 RETIREMENT PLAN

      Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. The following table presents the components of net periodic pension cost recognized in earnings for the three months ended September 30, 2005 in accordance with the provisions of SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits:


                                           Three Months Ended
                                             September 30,
                                        ------------------------
                                          2005            2004
                                        --------        --------
 Service cost                          $       -       $       -
 Interest cost                             6,479           6,647
 Expected return on plan assets           (6,584)         (7,931)
                                        --------        --------
 Net periodic benefit cost             $    (105)      $  (1,284)
                                        ========        ========


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

                                   Overview

      The Company previously offered enhanced digital media solutions, as well as contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration software products and services. This operation was discontinued in December 2002. We acquired Venture Pacific Group, Inc. ("VPG") in November 2004 to capitalize upon and apply our technical expertise and our existing technologies to the field of radio frequency identification ("RFID"). We intend to license and to develop applications in specialty areas, such as anti-counterfeiting of drugs, medical devices, and logistical systems, and plan to concentrate on Asian deployment, primarily to China. We also plan to participate in other business ventures and opportunities as they may present themselves.
 For example, our revenues during the current fiscal quarter was derived primarily from the telecommunications (cell phone) industry. Our new business model continues in the development stage. Consequently, we are continuing to evaluate all of our options and may consider seeking a buyer, a merger candidate or an acquisition of a viable business.

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended September 30, 2005. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2005.

                            Results of Operations

      Revenues. We report no revenues for the three months ended September 30, 2005 and no revenues for the three months ended September 30, 2004.

      Gross Margin. Gross margin was zero for the three months ended September 30, 2005 and the three months ended March 31, 2004.

      Operating Expenses. Total operating expenses for the three months ended September 30, 2005 increased to $158,252 compared to zero for the same quarter last year. Significant components of operating expenses for the three months ended September 30, 2005 and 2004 consisted of the following:


                                          2005            2004
                                        --------        --------
 Compensation                          $  79,218       $       -
 Legal expense and professional fees      25,889               -
 Other                                    53,145               -
                                        --------        --------
 Total                                 $ 158,252       $       -
                                        ========        ========

      "Other" expenses include public company cost, telephone, office, insurance and other general and administrative expenses. The increase in operating expenses for the period is attributable to the Company resuming business activity with the acquisition of Venture Pacific Group, Inc. ("VPG") during November 2004.

                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used in operations for the three months ended September 30, 2005 and 2004 were $149,380 and zero, respectively.

      Cash Flows From Investing Activities. During the three months ended September 30, 2005, we engaged in no investing activities. During the three months ended September 30, 2004 we engaged in no investing activities.

      Cash Flows from Financing Activities. During the three months ended September 30, 2005 approximately $150,000 was provided by financing activities. The primary components of the financing activities for the three months ended September 30, 2005 were $150,000 proceeds from the issuance of short-term debt.. During the three months ended September 30, 2004 we engaged in no financing activities.

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


 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and we are not a party to any leveraged financial instruments. We are exposed to interest rate risk primarily through our borrowing activities, which are described in the "Notes Payable" Note to the Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year ended June 30, 2005, which is incorporated herein by reference.


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

      Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-K for the twelve month period ending June 30, 2007. We expect to begin the process during next fiscal year of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934.)

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


                         PART II - OTHER INFORMATION

 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES
           AND USE OF PROCEEDS

      Issuances of equity securities during the period covered by this report that were not registered under the Securities Act of 1933 consisted of the following:

      In August and September 2005 we issued to an unrelated party warrants to purchase an aggregate of 108,000 shares of our par value $.001 common stock ("Common Stock"), in connection with additional advances made pursuant to amendments to a previous loan agreement. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, in that they did not involve a public offering.


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

                               VPGI Corp.
                               (Registrant)

                               By:   /s/ PATRICK A. CUSTER
                                     ---------------------
                                     Patrick A. Custer
                                     Chief Executive Officer
                                     and Principal Financial Officer

 Date:  November 14, 2005

                                  VPGI CORP.
                               and Subsidiaries

                                 EXHIBIT INDEX

 Exhibit Number             Description of Exhibits               Page Number
 ----------------------------------------------------------------------------
 4.2     Form of warrant issued to Trident Growth Fund, L.P. in
         connection with First and Second Amendments to the Loan
         Agreement dated November 1, 2004 between the Company and
         Trident Growth Fund, L.P. (filed as Exhibit "4.2" to the
         Company's Current Report on Form 8-K filed on November
         17, 2004 and incorporated herein by reference.)                  N/A

 10.1*   First Amendment dated August 10, 2005 to Loan Agreement
         dated November 10, 2004 between the Company and Trident
         Growth Fund, LP.                                                 14

 10.2*   Second Amendment dated September 19, 2005 to Loan
         Agreement dated November 10, 2004 between the Company
         and Trident Growth Fund, LP.                                     19

 31 *    Certification of Chief Executive Officer and Principal
         Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
         of the Securities and Exchange Act of 1934, as adopted
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.       21

 32 *    Certification of Chief Executive Officer and Principal
         Financial Officer pursuant to 18 U.S.C. Section 1350,
         as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.                                                     23
 _______________
 *  Filed herewith.