Form 10-Q
period 2005-12-31
VPGI CORP
filed 2006-02-21
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2005

                                or

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


      At February 21, 2006, there were 6,895,454 shares of registrant's common stock outstanding.

                           GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------
                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS..................................    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................    9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK....................................    11

 ITEM 4.   CONTROLS AND PROCEDURES..............................    11


                             PART II.
                         OTHER INFORMATION

 ITEM 6.   EXHIBITS.............................................    12

 SIGNATURES.....................................................    12

 EXHIBIT INDEX..................................................    13

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS


 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Balance Sheets

                                                   December 31      June 30
                                                      2005            2005
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $      8,742   $     55,337
   Trade accounts receivable                                 -         21,000
   Prepaid expenses                                      7,705          7,705
   Other current assets                                      -          4,627
                                                   -----------    -----------
            Total current assets                        16,447         86,669

 OTHER ASSETS
   Pension surplus                                      55,108         55,108
                                                   -----------    -----------
            Total other assets                          55,108         55,108
                                                   -----------    -----------
            Total assets                          $     71,555   $    141,777
                                                   ===========    ===========

  The accompanying notes are an integral part of these condensed statements.

 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Balance Sheets

                                                   December 31      June 30
                                                       2005           2005
                                                   -----------    -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)

 CURRENT LIABILITIES
   Note payable, net of deferred loan costs       $    841,162   $    644,069
   Trade accounts payable                               51,518         16,020
   Due to related party                                 29,580              -
   Accrued expenses                                     56,364         39,046
                                                   -----------    -----------
            Total liabilities                          978,624        699,135

 STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00
     par value; 1,000,000 shares authorized:
       Series A, 30,000 shares issued and
         outstanding (liquidation
         preference of $30,000)                         30,000         30,000
       Series H, 2 shares issued and outstanding
         (liquidation preference of $50,000)                 2              2
      Series K, 20 shares issued and outstanding
         (liquidation preference of $500,000)               20             20
      Series 2002-G, 152 and 156 shares issued
         and outstanding at December 31 and June
         30, 2005, respectively (liquidation
         preference of $3.8 million and $3.9
         million, respectively)                            152            156
      Series 2004-L, 175 shares issued and
         outstanding (liquidation preference
         of $1.75 million)                                 175            175

   Common stock, $.001 par value; 80,000,000
       shares authorized; 6,895,454 and 6,828,787
       shares issued and outstanding at December
       31 and June 30, 2005, respectively                6,895          6,829
   Additional paid in capital                       60,494,461     60,485,022
   Accumulated deficit                             (60,362,085)   (60,362,085)
   Deficit accumulated during development stage     (1,076,689)      (717,477)
                                                   -----------    -----------
      Total stockholders' equity (deficit)            (907,069)      (557,358)
                                                   -----------    -----------
      Total liabilities and stockholders' equity  $     71,555   $    141,777
                                                   ===========    ===========

  The accompanying notes are an integral part of these condensed statements.


 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Statements
 of Operations (Unaudited)

                              Cumulative During     Three months ended         Six months ended
                              Development Stage  ------------------------  ------------------------
                              (July 1, 2004 to   December 31  December 31  December 31  December 31
                             December 31, 2005)     2005         2004         2005         2004
                             ------------------  -----------  -----------  -----------  -----------
 Revenues
    Product sales              $     5,548        $       -    $       -    $       -    $       -
    Consulting and
      support services               6,695                -          500            -          500
                                ----------         --------     --------     --------     --------
    Total revenues                  12,243                -          500            -          500

 Cost of products and services
   Cost of product sales                 -                -            -            -            -
   Cost of consulting and
     support services                    -                -            -            -            -
                                ----------         --------     --------     --------     --------
    Total cost of products
      and services                       -                -            -            -            -


 Gross margin                       12,243                -          500            -          500

 Operating expenses
   General and administrative      817,330           88,802      211,178      247,054      211,178
                                ----------         --------     --------     --------     --------
    Total operating expenses       817,330           88,802      211,178      247,054      211,178
                                ----------         --------     --------     --------     --------
    Operating loss                (805,087)         (88,802)    (210,678)    (247,054)    (210,678)

 Other (income) expense
   Other income                     (5,137)               -            -            -            -
   Interest expense                276,739           49,274       25,433      112,156       25,433
                                ----------         --------     --------     --------     --------
    Total other
      (income) expense             271,602           49,274       25,433      112,156       25,433
                                ----------         --------     --------     --------     --------

    Net loss                    (1,076,689)        (138,076)    (236,111)    (359,210)    (236,111)

 Dividend requirements
   on preferred stock             (285,291)         (62,325)     (32,775)    (124,494)     (32,775)
                                ----------         --------     --------     --------     --------
 Net loss attributable
   to common stockholders      $(1,361,980)       $(200,401)   $(268,886)   $(483,704)   $(268,886)
                                ==========         ========     ========     ========     ========
 Net loss per share
   attributable to common
   stockholders - basic
   and diluted                                    $    (.03)   $   (0.05)   $   (0.07)   $   (0.05)
                                                   ========     ========     ========     ========
 Weighted average common
   shares outstanding -
   basic and diluted                              6,862,845    5,627,120    6,845,816    5,434,620

  The accompanying notes are an integral part of these condensed statements.


 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Statements of Cash Flows (Unaudited)
 Six Months Ended December 31,

                                   Cumulative During
                                   Development Stage
                                   (July 1, 2004 to
                                  December 31, 2005)    2005          2004
                                  ----------------------------     ----------
 Cash flows from operating
   activities
  Net loss                        $  (1,076,689)   $  (359,210)   $  (236,111)
  Adjustments to reconcile net
    loss to cash used in
    operating activities:
      Amortization of debt discount     155,003         56,592         14,700
      Issuance of warrants
        for services                     10,000              -              -
      Write-off of acquired
        in-process research
        and development                 146,819              -        146,819
      Changes in operating assets
        and liabilities
         Trade accounts receivable            -         21,000              -
         Prepaid and other assets       (12,843)         4,625              -
         Accounts payable and
           accrued liabilities           50,819         82,397        (74,309)
                                     -------------------------     ----------
 Cash and cash equivalents used
   in operating activities             (726,891)      (194,596)      (148,901)

 Cash flows from investing activities
 Cash and cash equivalents used in
   investing activities                       -              -              -

 Cash flows from financing activities
   Preferred stock dividend paid        (20,067)             -              -
   Proceeds from issuance of
     notes payable                      755,700        150,000        605,700
                                     -------------------------     ----------
 Cash and cash equivalents provided
   by financing activities              735,633        150,000        605,700


 Net increase (decrease) in cash
   and cash equivalents                   8,742        (44,595)       456,799

 Cash and cash equivalents,
   beginning of period                        -         53,337              -
                                     -------------------------     ----------
 Cash and cash equivalents,
   end of period                    $     8,742    $     8,742    $   456,799
                                     =========================     ==========

 Supplemental cash flow disclosures
   Cash paid for:
     Interest                                      $    16,378    $    13,097
                                                    ==========     ==========
 Non-cash investing and
   financing activities
   Acquisition of intangible assets
     in exchange for common stock,
     preferred stock and warrants
     to acquire common stock        $    60,175    $         -    $    60,175
                                     =========================     ==========

  The accompanying notes are an integral part of these condensed statements.

                         VPGI CORP. AND SUBSIDIARIES
                        (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2005
                                 (Unaudited)


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

 NOTES PAYABLE

      On November 10, 2004 the Company entered into a note payable with Trident Growth Fund, L.P. for $700,000, at an annual interest rate of 14%, maturing on November 10, 2005. The loan is collateralized by a security interest in Company assets. Interest is payable monthly in cash. In November 2005, the Company entered into negotiations with Trident to extend the maturity date of this note. As of the date of this filing, such negotiations are still ongoing. The Company expects Trident to approve extension of the maturity date by approximately twelve months.

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

      On February 7, 2006 the loan agreement was again modified to change the loan amount from $850,000 to $950,000 and the Company entered into an additional note payable with Trident Growth Fund, L.P., for $100,000 at an annual interest rate of 14%, maturing on February 7, 2007. In connection with the $100,000 loan, the Company issued warrants to purchase 72,000 shares of its Common Stock, exercisable for five years at an exercise price of $.10 per share. The warrants were valued at approximately $1,900.

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

 DUE TO RELATED PARTY

      During the six months ended December 31, 2005, Pat Custer, the Company's Chief Executive Officer, advanced approximately $29,580 to the Company to fund working capital requirements. This balance currently bears no interest and is payable on demand.

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

 CONCENTRATION OF CREDIT RISK

      There were no revenues or accounts receivable in the six months ended December 31, 2005. The Company plans to become active in the licensing of radio frequency identification ("RFID") technologies.

 RECENT PRONOUNCEMENTS

      Effective July 1, 2005, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R eliminates the option to account for employee stock options under APB 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The adoption of SFAS 123R had no impact on compensation expense for the six months ended December 31, 2005 as all outstanding stock options are fully vested and no stock options were awarded during the financial statement period. The Company does not expect the adoption of SFAS 123R to have a material impact on the Company's financial position or results of operations in future periods.

 RETIREMENT PLAN

      Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. The following table presents the components of net periodic pension cost recognized in earnings for the six months ended December 31, 2005 in accordance with the provisions of SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits:

                                            Six Months Ended
                                              December 31,
                                        ------------------------
                                          2005            2004
                                        --------        --------
 Service cost                          $       -       $       -
 Interest cost                            12,957           6,647
 Expected return on plan assets          (13,168)         (7,931)
                                        --------        --------
 Net periodic benefit cost             $    (211)      $  (1,284)
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

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended December 31, 2005. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2005.

                            Results of Operations

      Revenues. We report no revenues for the three and six months ended December 31, 2005, compared to $500 for the three and six months ended December 31, 2004.

      Gross Margin. Gross margin for the three and six months ended December 31, 2005 was zero, compared to $500 for the same periods last year.

      Operating Expenses. Total operating expenses for the three months ended December 31, 2005 were $88,802, compared to $211,178 for the same period in 2004. Total operating expenses for the six months ended December 31, 2005 were $247,054, compared to $211,178 for the same period last year. Significant components of operating expenses for the three and six months ended December 31, 2005 and 2004 consisted of the following:





                               Three Months Ended          Six Months Ended
                            December 31  December 31  December 31  December 31
                                2005         2004          2005         2004
                              --------     --------      --------     --------
 Write off of acquired
   research and development  $       -    $ 148,421     $       -    $ 148,421

 Compensation                   10,666            -        85,658            -
 Legal expense and
   professional fees             8,488       20,588        26,460       20,588
 Other                          69,648       42,169       134,936       42,169
                              --------     --------      --------     --------
 Total                       $  88,802    $ 211,178     $ 247,054    $ 211,178
                              ========     ========      ========     ========

      "Other" expenses include public company cost, telephone, office, insurance and other general and administrative expenses. The decrease in operating expenses for the quarter ended December 31, 2005 is due primarily to the write-off of acquired research and development in November 2004. The increase in operating expenses for the six months ended December 31, 2005 is attributable to the Company resuming business activity with the acquisition of Venture Pacific Group, Inc. ("VPG") during November 2004.

                       Liquidity and Capital Resources

      Cash Flows from Operations. Cash used in operations for the six months ended December 31, 2005 and 2004 was $194,595 and $148,901, respectively.

      Cash Flows from Investing Activities. During the six months ended December 31, 2005 we engaged in no investing activities.

      Cash Flows from Financing Activities. During the six months ended December 31, 2005 we received cash of $150,000 proceeds from the issuance of short-term debt. During the six months ended December 31, 2004 we received cash of $605,700 proceeds from the issuance of short-term debt.

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


 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and we are not a party to any leveraged financial instruments. We are exposed to interest rate risk primarily through our borrowing activities, which are described in the "Long-Term Debt" Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year ended June 30, 2005, which are incorporated herein by reference.


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

      Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-K for the twelve month period ending June 30, 2008. We expect to begin the process during the next fiscal year of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934.)

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

                               VPGI Corp.
                               (Registrant)

                               By: /s/ PATRICK A. CUSTER
                               --------------------------
                                   Patrick A. Custer
                                   Chief Executive Officer
                                   and Principal Financial Officer


 Date:     February 21, 2006

                                  VPGI CORP.
                               and Subsidiaries

                                 EXHIBIT INDEX

 Exhibit                                                          Sequential
 Number                      Description of Exhibits              Page Number
 ----------------------------------------------------------------------------
 4.2    Form of warrant issued to Trident Growth Fund, L.P. in
        connection with First and Second Amendments to the Loan
        Agreement dated November 1, 2004 between the Company and
        Trident Growth Fund, L.P. (filed as Exhibit "4.2" to the
        Company's Current Report on Form 8-K filed on November
        17, 2004 and incorporated herein by reference.)                N/A

 10.1   First Amendment dated August 10, 2005 to Loan Agreement
        dated November 10, 2004 between the Company and Trident
        Growth Fund, LP (filed as Exhibit "10.1" to the Company's
        Quarterly Report on Form 10-Q filed on November 14, 2005
        and incorporated herein by reference.)                         N/A

 10.2   Second Amendment dated September 19, 2005 to Loan Agreement dated November 10, 2004 between the Company and Trident
        Growth Fund, LP (filed as Exhibit "10.2" to the Company's
        Quarterly Report on Form 10-Q filed on November 14, 2005
        and incorporated herein by reference.)                         N/A

 10.3*  Third Amendment dated February 7, 2006 to Loan Agreement dated November 10, 2004 between the Company and Trident
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