Form 10-Q
period 2006-03-31
VPGI CORP
filed 2006-05-12
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2006

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

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.

 Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer  X

      Indicate by check mark whether the registrant is a shell company (as
 defined in rule 12b-2 of the Exchange Act).       YES ___    NO   X

      At April 30, 2006, there were 6,895,454 shares of registrant's common stock outstanding.

                           GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------
                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.....................    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................    9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.................................................    11

 ITEM 4.   CONTROLS AND PROCEDURES..............................    12


                             PART II.
                         OTHER INFORMATION

 ITEM 6.   EXHIBITS..............................................   12

 SIGNATURES......................................................   12

 EXHIBIT INDEX ..................................................   13

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS


 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Balance Sheets

                                                    March 31        June 30
                                                      2006            2005
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $      4,002   $     53,337
   Trade accounts receivable                                 -         21,000
   Prepaid expenses                                      7,705          7,705
   Other current assets                                      -          4,627
                                                   -----------    -----------
            Total current assets                        11,707         86,669

 OTHER ASSETS
   Pension surplus                                      55,108         55,108
                                                   -----------    -----------
            Total other assets                          55,108         55,108
                                                   -----------    -----------
            Total assets                          $     66,815   $    141,777
                                                   ===========    ===========



  The accompanying notes are an integral part of these condensed statements.

 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Balance Sheets

                                                    March 31        June 30
                                                      2006            2005
                                                   -----------    -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)

 CURRENT LIABILITIES
   Note payable, net of deferred loan costs       $    944,445   $    644,069
   Trade accounts payable                                2,850         16,020
   Due to related party                                  9,246              -
   Accrued expenses                                     79,133         39,046
                                                   -----------    -----------
            Total liabilities                        1,035,674        699,135

 STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00
    par value; 1,000,000 shares authorized:
      Series A, 30,000 shares issued and
        outstanding (liquidation preference
        of $30,000)                                     30,000         30,000
      Series H, 2 shares issued and outstanding
        (liquidation preference of $50,000)                  2              2
      Series K, 20 shares issued and outstanding
        (liquidation preference of $500,000)                20             20
      Series 2002-G, 152 and 156 shares issued
        and outstanding at March 31, 2006 and
        June 30, 2005, respectively (liquidation
        preference of $3.8 million and $3.9
        million, respectively)                             152            156
      Series 2004-L, 175 shares issued and
        outstanding (liquidation preference
        of $1.75 million)                                  175            175

   Common stock, $.001 par value; 80,000,000
       shares authorized; 6,895,454 and 6,828,787
       shares issued and outstanding at March 31,
       2006 and June 30, 2005, respectively              6,895          6,829
   Additional paid in capital                       60,496,360     60,485,022
   Accumulated deficit                             (60,362,085)   (60,362,085)
   Deficit accumulated during development stage     (1,140,378)      (717,477)
                                                   -----------    -----------
      Total stockholders' equity (deficit)            (968,859)      (557,358)
                                                   -----------    -----------
      Total liabilities and stockholders' equity  $     66,815   $    141,777
                                                   ===========    ===========

  The accompanying notes are an integral part of these condensed statements.



 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Statements
 of Operations (Unaudited)

                              Cumulative During     Three months ended         Nine months ended
                              Development Stage  ------------------------  ------------------------
                              (July 1, 2004 to    March 31     March 31     March 31     March 31
                               March 31, 2006)      2006         2005         2006         2005
                              -----------------------------   -----------  -----------  -----------
 Revenues
   Product sales               $     5,548        $       -    $    4,848   $        -   $    4,848
   Consulting and
     support services                6,695                -           475            -          975
                                ---------------------------     ---------    ---------    ---------
     Total revenues                 12,243                -         5,323            -        5,823

 Cost of products and services
   Cost of product sales                 -                -             -            -            -
   Cost of consulting and
     support services                    -                -             -            -            -
                                ---------------------------     ---------    ---------    ---------
     Total cost of products
       and services                      -                -             -            -            -


 Gross margin                       12,243                -         5,323            -        5,823

 Operating expenses
   General and administrative      844,053           26,723       197,782      273,778      408,960
                                ---------------------------     ---------    ---------    ---------
     Total operating expenses      844,053           26,723       197,782      273,778      408,960
                                ---------------------------     ---------    ---------    ---------
     Operating loss               (831,810)         (26,723)     (192,459)    (273,778)    (403,137)

 Other (income) expense
   Other income                     (5,137)               -             -            -            -
   Interest expense                313,705           36,966        67,514      149,122      101,336
                                ---------------------------     ---------    ---------    ---------
   Total other
     (income) expense              308,568           36,966        67,514      149,122      101,336
                                ---------------------------     ---------    ---------    ---------

     Net loss                   (1,140,378)         (63,689)     (259,973)    (422,900)    (504,473)

 Dividend requirements
   on preferred stock             (347,616)         (62,325)      (62,325)    (186,975)     (96,175)
                                ---------------------------     ---------    ---------    ---------
 Net loss attributable
   to common stockholders      $(1,487,994)       $(126,014)   $ (322,298)  $ (609,875)  $ (600,648)
                                ===========================     =========    =========    =========
 Net loss per share
   attributable to common
   stockholders - basic
   and diluted                                    $    (.02)   $   (0.05)   $    (0.09)  $    (0.11)
                                                   ========     ========     =========    =========

 Weighted average common
   shares outstanding -
   basic and diluted                              6,895,454    6,018,787    6,873,232     5,626,500

  The accompanying notes are an integral part of these condensed statements.


 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Statements of Cash Flows (Unaudited)
 Nine Months Ended March 31,

                                   Cumulative During
                                   Development Stage
                                   (July 1, 2004 to
                                    March 31, 2006)     2006          2005
                                   ---------------------------     ----------
 Cash flows from operating
   activities
  Net loss                        $  (1,140,378)   $  (422,900)   $  (504,473)
  Adjustments to reconcile net
    loss to cash used in
    operating activities:
      Amortization of debt discount     157,468         59,058         59,865
      Issuance of warrants
        for services                     10,000              -              -
      Write-off of acquired
        in-process research
        and development                 146,819              -        148,421
      Changes in operating assets
        and liabilities
         Trade accounts receivable            -         21,000        (27,111)
         Prepaid and other assets       (12,843)         4,627              -
         Accounts payable and
           accrued liabilities            7,303         38,880        (50,737)
                                     -------------------------     ----------
 Cash and cash equivalents used
   in operating activities             (831,631)      (299,335)      (374,035)

 Cash flows from investing activities
 Cash and cash equivalents used in
   investing activities                       -              -              -

 Cash flows from financing activities
   Preferred stock dividend paid        (20,067)             -        (20,067)
   Proceeds from issuance of
     notes payable                      855,700        250,000        605,700
                                     -------------------------     ----------
 Cash and cash equivalents provided
   by financing activities              835,633        250,000        585,633

 Net increase (decrease) in cash
   and cash equivalents                   4,002        (49,335)       211,598

 Cash and cash equivalents,
   beginning of period                        -         53,337              -
                                     -------------------------     ----------
 Cash and cash equivalents,
   end of period                    $     4,002    $     4,002    $   211,598
                                     =========================     ==========

 Supplemental cash flow disclosures
   Cash paid for interest           $    91,565    $    25,392    $    36,500
                                     =========================     ==========
 Non-cash investing and
   financing activities
   Cashless exercise of
     common stock warrants                    -              -            150
   Acquisition of intangible assets
     in exchange for common stock,
     preferred stock and warrants
     to acquire common stock        $    60,175    $         -     $   60,175
                                     =========================     ==========

  The accompanying notes are an integral part of these condensed statements.

                         VPGI CORP. AND SUBSIDIARIES
                        (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2006
                                 (Unaudited)


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

 NOTES PAYABLE

      On November 10, 2004 the Company entered into a note payable with Trident Growth Fund, L.P. for $700,000, at an annual interest rate of 14%, maturing on November 10, 2005. The loan is collateralized by a security interest in Company assets. Interest is payable monthly in cash. In November 2005, the Company entered into negotiations with Trident to extend the maturity date of this note. As of the date of this filing, extension of the note is still pending.

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

 DUE TO RELATED PARTY

      During the nine months ended March 31, 2006, Pat Custer, the Company's Chief Executive Officer, advanced approximately $29,580 to the Company to fund working capital requirements. The current balance at March 31, 2006 was $9,246, which bears no interest and is payable on demand.

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

 CONCENTRATION OF CREDIT RISK

      There were no revenues or accounts receivable in the nine months ended March 31, 2006.

 RECENT PRONOUNCEMENTS

      Effective July 1, 2005, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R eliminates the option to account for employee stock options under APB 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The adoption of SFAS 123R had no impact on compensation expense for the nine months ended March 31, 2006 as all outstanding stock options are fully vested and no stock options were awarded during the financial statement period. The Company does not expect the adoption of SFAS 123R to have a material impact on the Company's financial position or results of operations in future periods.

 RETIREMENT PLAN

      Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. The following table presents the components of net periodic pension cost recognized in earnings for the nine months ended March 31, 2006 in accordance with the provisions of SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits:

                                            Nine Months Ended
                                                March 31,
                                        ------------------------
                                          2006            2005
                                        --------        --------
 Service cost                          $       -       $       -
 Interest cost                            19,436          19,941
 Expected return on plan assets          (19,752)        (23,793)
                                        --------        --------
 Net periodic benefit cost             $    (316)      $  (3,852)
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

                                   Overview

      The Company previously offered enhanced digital media solutions, as well as contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration software products and services.
 This operation was discontinued in December 2002. We acquired Venture Pacific Group, Inc. ("VPG") in November 2004 to capitalize upon and apply our technical expertise and our existing technologies to the field of radio frequency identification ("RFID"). We plan to participate in other business ventures and opportunities as they may present themselves. Our new business model continues in the development stage. Consequently, we are continuing to evaluate all of our options and may consider seeking a buyer, a merger candidate or an acquisition of a viable business.

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended March 31, 2006. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2005.

                            Results of Operations

      Revenues. We report no revenues for the three months ended March 31, 2006 and revenues of $5,323 for the three months ended March 31, 2005. For the nine months ended March 31, 2006 total revenues decreased to zero compared to $5,823 for the same period last year. Revenues for the three and nine months ended March 31, 2005 consisted primarily of proceeds from the resale of refurbished cell phones into the Asian market of the telecommunications industry.

      Gross Margin. Gross margin for the three months ended March 31, 2006 was zero and $5,323 for the three months ended March 31, 2005. Gross margin for the nine months ended March 31, 2006 was zero, compared to $5,823 for the same period last year.

      Operating Expenses. Total operating expenses for the three months ended March 31, 2006 decreased to $26,723 compared to $197,782 for the same quarter last year. Total operating expenses for the nine months ended March 31, 2006 decreased to $273,778 compared to $408,960 for the same period last
 year.   Significant components of operating expenses for the three and nine months ended March 31, 2006 and 2005 consisted of the following:

                               Three Months Ended         Nine Months Ended
                              March 31     March 31      March 31     March 31
                                2006         2005          2006         2005
                              --------     --------      --------     --------
 Compensation                $       -    $  59,017     $  85,658    $  59,017
 Legal expense and
   professional fees             5,000       62,275        31,460       82,863
 Write off of acquired
   research and development          -            -             -      148,421
 Travel                             98       40,626        24,266       49,435
 Contract Labor                      -       11,970         9,685       41,970
 Other                          21,625       23,894       122,709       27,254
                              --------     --------      --------     --------
 Total                       $  26,723    $ 197,782     $ 273,778    $ 408,960
                              ========     ========      ========     ========

      "Other" expenses include public company cost, telephone, office, insurance and other general and administrative expenses. The decrease in operating expenses for the period is attributable to the Company's limited business activity during the period.

                       Liquidity and Capital Resources

      Cash Flows from Operations. Cash used in operations for the nine months ended March 31, 2006 and 2005 was $299,335 and $374,035, respectively.

      Cash Flows from Investing Activities. During the nine months ended March 31, 2006 and 2005 we engaged in no investing activities.

      Cash Flows from Financing Activities. During the nine months ended March 31, 2006 approximately $250,000 was provided by financing activities. The primary components of the financing activities for the nine months ended March 31, 2006 were $250,000 proceeds from the issuance of short-term debt.

      During the nine months ended March 31, 2005 approximately $585,633 was provided by financing activities. The primary components of the financing activities for the nine months ended March 31, 2005 were $605,700 proceeds from the issuance of short-term debt and a declaration of Preferred Stock Dividends for $20,067.

 Going Concern

      We incurred net losses of $717,477, $20,355 and $3,435,735 for the years ended June 30, 2005, 2004 and 2003, respectively. In December 2002 we laid off all of our employees and discontinued normal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Before we discontinued normal operations in 2002, we offered enhanced digital media solutions and call center computer telephony integration software products and services. With the acquisition of Venture Pacific Group, Inc. ("VPG") in November 2004 we expected to become active in licensing RFID technologies to integrate with our own technologies to develop RFID applications in specialty areas, such as anti-counterfeiting of drugs, medical devices, and logistical systems. Our new business model continues in the development stage, while expenses are ongoing. Consequently, the outlook for generating sufficient cash to support our operations for the next twelve months is guarded. If we are unable to achieve a positive cash flow, additional financing or equity placements may again be necessary. However, such resources may not be available, or they may not be available upon favorable terms.


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

 Date:     May 12, 2006

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

 10.3   Third Amendment dated February 7, 2006 to Loan Agreement
        dated November 10, 2004 between the Company and Trident
        Growth Fund, LP. (filed as Exhibit "10.3" to the Company's Quarterly Report on Form 10-Q filed on February 21, 2006
        and incorporated herein by reference.)                          N/A

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