Form 10-K
period 2006-06-30
VPGI CORP
filed 2006-10-13
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2006

                       Commission file number 000-13225

                                  VPGI CORP.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                  Texas                               75-1975147
         (State of incorporation)        (I.R.S. Employer Identification No.)

                   700 Gemini, Suite 100, Houston, TX 77056
             (Address of principal executive offices) (Zip Code)

                                (281) 488-3883
             (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   Common Stock, par value $.001 per share

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                   YES ____   NO   X

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                   YES ____   NO   X

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

 Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer  X

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
                                                   YES ____   NO   X

      As of December 31, 2005 the aggregate market value of the common stock held by non-affiliates of the Registrant (84,316 shares) was approximately $210,790, based on the closing sale price of the Common Stock as reported for such date on the OTC Bulletin Board[R] ($2.50). Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on corporate records and
 Schedule 13D/G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. (All share and per share data give effect to a one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2003.)

      At September 21, 2006 there were 139,191 shares of Registrant's Common Stock outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE:  exhibits shown on the Exhibit
 Index.

                                GENERAL INDEX

                                                            Page Number

 ITEM l.   BUSINESS............................................. 4

 ITEM 1A.  RISK FACTORS......................................... 6

 ITEM 1B.  UNRESOLVED STAFF COMMENTS........................... 11

 ITEM 2.   PROPERTIES.......................................... 11

 ITEM 3.   LEGAL PROCEEDINGS................................... 11

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. 12

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
           SECURITIES.......................................... 12

 ITEM 6.   SELECTED FINANCIAL DATA............................. 14

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION.................. 14

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................... 18

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......... 19

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................. 20

 ITEM 9A.  CONTROLS AND PROCEDURES............................. 20

 ITEM 9B.  OTHER INFORMATION................................... 20

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. 21

 ITEM 11.  EXECUTIVE COMPENSATION.............................. 23

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......... 24

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 25

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.............. 26

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES............. 26

 SIGNATURES.................................................... 27

 EXHIBIT INDEX................................................. 57

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

      In November 2004 we acquired Venture Pacific Group, Inc. ("VPG"). Since the acquisition, we have explored the licensing of radio frequency identification ("RFID") applications in specialty areas, such as anti-counterfeiting of drugs, medical devices, and logistical systems, concentrating on Asian deployment, primarily to China. We have also participated in other business ventures and opportunities as they have presented themselves. For example, our revenues during fiscal year 2005 were derived primarily from the telecommunications (cell phone) industry.

      We are actively seeking a merger candidate, an acquisition of a viable business or a buyer of the corporate entity.

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

 Major Customers

      In Fiscal year 2006, we reported no revenues. In fiscal year 2005, one customer accounted for virtually all of our consolidated revenues. In fiscal year 2004, we reported no revenues.

 Employees

      As of June 30, 2006, the Company had one employee.

 Warranty

      The Company has no outstanding warranty obligations.


 ITEM 1A.  RISK FACTORS

      We are a development stage company that currently has limited operations and no revenues. The focus of current management is concerned primarily with maintaining our public filings and in locating and completing a suitable business combination. Until we complete a business combination, we will have no operations and will generate no operating revenues. The following is a description of important risk factors affecting current and future results of our operations.

 Risks Related to our Business


 We are a development stage company with no current operations and, accordingly, there is no basis upon which to evaluate our ability to achieve our business objective.

      Our business objective is to acquire an operating business in the technology industry. Although we have conducted a preliminary review, we have no plans, arrangements or understandings with any prospective acquisition candidates nor have we engaged any agent or other representative to identify or locate suitable acquisition candidates. We have no present revenues and do not expect to generate any revenues until, at the earliest, after the consummation of a business combination. Since we do not know what the operating history, if any, of any potential acquisition will be, there is no basis upon which to evaluate our ability to achieve our business objective.


 Since we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the Company's operations.

      Since we have not yet identified a prospective target business, we are unable to present any basis to evaluate the possible merits or risks of the target business' operations. While we do not intend to target financially unstable companies or companies in the development stage, to the extent we complete a business combination with such a company, we may be affected by numerous risks inherent in the business operations of those entities. We would consider a company to be financially unstable if, for example, a substantial portion of its cash flow were dedicated to its debt service obligations or its expected capital expenditure requirements exceeded the ability of the target business to fund them. In addition, we would consider a business to be in its early stages of development or growth if it is newly formed and is in the process of developing its initial technologies, processes, services, or products. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Since we have limited cash resources, we expect that any acquisition will require the issuance of a substantial number of shares of our capital stock or debt obligations (see sections below); otherwise, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.


 As we will favor underperforming companies as business combination opportunities, we may be subject to the additional risks associated with the financial and operational condition of underperforming companies.

      As we evaluate business combination opportunities, we intend to favor underperforming companies that we believe have the potential to increase their performance substantially through changes in operations or strategy. As a result, following the consummation of any such business combination, we may be subject to additional risks that would not exist if we were to consummate a business combination with companies that are not underperforming. These risks may relate to, among other things, the following:

      * the potentially weak financial, operational and/or strategic position of the underperforming company;

      * identification and retention of individuals with the requisite skills and experience to replace the existing management of the acquired company;

      * dedication of substantial resources to restructuring the operations and finances of the acquired company;

      * development of strategic business initiatives, including, without limitation, sales and marketing plans and research and development plans, as well the identification of individuals or third parties capable of executing those initiatives; and

      * restructuring the acquired company's operations to improve its business model, financial condition, and results of operations.

      To address each of the foregoing risks, we will be required to dedicate substantial financial and human resources which would otherwise be used by us to expand a business following the business combination, which may have a material adverse effect on our business, prospects, financial condition, and results of operations.

 We may issue shares of our capital stock to complete a business combination, which would dilute the equity interest of our stockholders and could cause a change in control of our ownership.

      Our certificate of incorporation authorizes the issuance of up to 80,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $1.00 per share. After the recent implementation of a reverse stock split, there were 139,191 shares of our common stock outstanding. Although we have no current commitments to issue our securities in any acquisition, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. We additionally expect to issue a substantial number of shares of our common stock in conversion of currently outstanding convertible preferred stock and convertible debt obligations. Additional shares could be issued in exercise of currently outstanding warrants. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

         * may significantly dilute the equity interest of our public shareholders;

         * may adversely affect prevailing market prices for our securities; and

         * may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded to our common stock.

      The issuance of a substantial number of our shares of common stock will also likely cause a change in control, which may affect, among other things, our ability to use our net operating loss carry forwards. At June 30, 2006, we had net operating loss carry forwards for Federal income tax purposes of approximately $64,602,766, which will expire in various amounts in the years 2008 through 2022 if not utilized. These net operating loss carry forwards are available to us to offset future taxable income, subject to significant limitations and provisions of the Internal Revenue Code. One such limitation provides that if there is a change in control, these net operating loss carry forwards can be severely curtailed or lost entirely.
 A change in control would most likely also result in the resignation or removal of our present management.


 We may issue debt securities or otherwise incur substantial debt to complete a business combination, which may adversely affect our leverage and financial condition.

      Although we have no commitments as of the date of this report to issue any debt securities, or to otherwise incur additional debt, we may choose to incur substantial debt to complete a business combination or to fund operations until such time as a business combination can be completed.
 If we issue debt securities, it could result in:

         * default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

         * acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

         * our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

         * our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.


 Our ability to effect a business combination and to execute any potential business plan afterwards will be totally dependent upon the efforts of key personnel, some of whom may join us following a business combination and whom we may have only a limited ability to evaluate.

      Our ability to effect a business combination will be totally dependent upon the efforts of our current management and its advisors. Our current management does not intend to assume the day-to-day operational management of our target business, and the precise role of any key personnel will be the subject of negotiation in any business combination. Part of the analysis of a particular acquisition will include an evaluation of the experience and skill set of the target business' management and negotiate as part of the business combination that certain members of that management remain if it is believed that it is in the best interests of the company. The future role of specific key personnel following a business combination, however, cannot presently be fully ascertained.


 Our current management will allocate its time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could impact on our ability to consummate a business combination.

      Our current management is not required to commit its full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination.
 All of our executive officers are engaged in other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could impact our ability to consummate a business combination.


 We may for a period of time only be able to complete one business combination, which would cause us to be solely dependent on a single business and a limited number of products or services.

      We may have the ability to complete only a single business combination. Accordingly, the prospects for our ability to effect our acquisition strategy may be:

         * solely dependent upon the performance of a single business, or

         * dependent upon the development or market acceptance of a single or limited number of products, processes or services.

      In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry.


 We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

      We currently pay our ongoing administrative expenses through borrowings from Trident Growth Fund, LP ("Trident"). Because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If our current financial resources prove to be insufficient, either because of the size of the business combination or the depletion of the available resources in search of a target business, we will be required to seek additional financing.
 We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing is unavailable when needed to consummate a particular business combination, we will be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing may stall the development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

             CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

      The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believe," "continue," "could," "estimate," "expect," "intends," "may," "might," "plan," "possible," "potential," "predicts," "project," "should," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

         * ability to complete a combination with one or more target businesses;

         * success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination;

         * officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination, as a result of which they would then receive expense reimbursements;

         * potential inability to obtain additional financing to complete a business combination;

         * potential change in control if we acquire one or more target businesses for stock;

         *  public securities' limited liquidity and trading;

         * our financial performance following any business combination.

 The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.


 ITEM 1B.  UNRESOLVED STAFF COMMENTS

      None.


 ITEM 2.   PROPERTIES

      Until December 2002, we operated from the following locations, all of which were closed at June 30, 2005.

      Location       Purpose/Use               Owned/Leased   Square Footage
      --------       -----------               ------------   --------------
      Dallas, TX     Corporate Headquarters      Leased           16,617
      Dallas, TX     Storage facility            Leased            5,120
      Tulsa, OK      Subsidiary office           Leased            7,500

      In May 2005, we leased approximately 2,300 square feet of office space in Dallas, Texas for our corporate headquarters, which location at the time was deemed suitable for our operations. Shortly after fiscal 2006 year end, this location was also closed. The Company has no current business operations and the current CEO, Mr. Rozelle, utilizes his business office located in Houston, Texas for limited administrative functions performed on behalf of the Company.


 ITEM 3.   LEGAL PROCEEDINGS

      Prior to closing the business in December 2002, we were routinely a party to ordinary litigation incidental to our business, as well as to other litigation of a nonmaterial nature.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      We held a Special Shareholders' Meeting on September 5, 2006 to vote on a directors' proposal to authorize the Board of Directors, in its discretion, to amend the Company's Articles of Incorporation to effect a reverse split of the outstanding shares of the Company's Common Stock by a ratio not in excess of one (1) for fifty (50), without further approval or authorization of the Company's shareholders.

      Of 6,895,454 common shares issued and outstanding as of July 31, 2006, the Record Date, 5,429,971 were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting. The proposal was duly approved by the required number of shares represented at the meeting, as follows:

      FOR [5,208,256]          AGAINST [216,855]        ABSTAIN [4,860]



                                   PART II


 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

      Our common stock, $.001 par value (the "Common Stock") trades on the OTC Bulletin Board under the symbol "VPGC." Until September 18, 2006, the effective date of a reverse stock split, our Common Stock traded on the OTC Bulletin Board under the symbol "VPGI." High and low trade price information for our Common Stock is presented below for each quarter in the last two fiscal years. (All share and per share data give effect to a one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2003.)

      Quarter Ending Date              High Trade          Low Trade
      -------------------              ----------          ---------

      Fiscal 2006
      -----------
      June 30, 2006                      $  4.00            $  2.50
      March 31, 2006                     $  4.50            $  2.50
      December 31, 2005                  $  4.50            $  2.50
      September 30, 2005                 $  7.50            $  4.50

      Fiscal 2005
      -----------
      June 30, 2005                      $ 10.50            $  5.50
      March 31, 2005                     $ 20.00            $  7.50
      December 31, 2004                  $ 12.00            $  2.00
      September 30, 2004                 $  5.00            $  2.00


 Holders

      As of June 30, 2006 there were approximately 15,000 holders of record of our common stock.

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

      The following table summarizes our equity compensation plans as of June
 30, 2006:

                                                                      Number of Securities
                       Number of Securities                          Remaining Available For
                        To Be Issued Upon      Weighted-average       Future Issuance Under
                     Exercise of Outstanding   Exercise Price of    Equity Compensation Plans
                       Options, Warrants      Outstanding Options,   (Excluding Securities
 Plan Category             and Rights         Warrants and Rights   Reflected in Column (a))
 --------------------------------------------------------------------------------------------
                       (a)                   (b)                    (c)

 Equity Compensation
 Plans Approved by
 Security Holders             35,948               $  26.60                    54,052

 Equity Compensation
 Plans Not Approved by
 Security Holders             34,245               $   3.23                       -0-
                           ---------                -------                 ---------
        Total                 70,193               $  15.20                    54,052
                           =========                =======                 =========


      Options issued and available for future issuance under stockholder-approved plans consist of those authorized pursuant to our 1999 Equity Incentive Plan. (All share and per share data give effect to a one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2003.)


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

                                                    Year Ended June 30,
                             -------------------------------------------------------------
                             2006           2005          2004          2003          2002
                             ----           ----          ----          ----          ----
 Consolidated Statement
 of Operations Data
 ----------------------
 Revenues                 $       --     $ 12,243     $       --    $  625,785     $5,369,311
 Operating loss             (317,615)    (558,032)       (37,018)   (3,516,230)    (3,894,502)
 Net loss                   (500,941)    (717,477)       (20,355)  (3,435,735)     (2,733,434)
 Net loss attributable
   to common stockholders   (750,241)    (873,818)       (24,655)   (2,123,935)    (1,019,077)
 Loss per Common Share (1)     (5.46)       (7.55)         (0.24)       (25.69)        (14.97)

 Consolidated Balance
   Sheet Data
 --------------------
 Total assets                 87,694      141,777         49,972        62,700      4,842,203
 Long term debt                   --           --             --            --         14,938
 Redeemable preferred stock       --           --             --            --      1,456,000
 Stockholders' equity     (1,043,554)    (557,358)        49,972        50,708      2,018,192
 Number of employees               1            4             --            --             25

 (1) Basic and diluted loss per share, which was computed based upon the weighted average number of common shares outstanding during each fiscal year. All share and per share data give effect to a one for fifty
      (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2003.

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

                            Results of Operations

 FISCAL YEAR ENDED JUNE 30, 2006 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2005
 ---------------------------------------------------------------------------

 Revenues

      We had no revenues for fiscal year 2006. Revenues of $12,243 for fiscal year 2005 were derived primarily from the resale of refurbished cell phones in the telecommunications industry.

 Gross Margin

      We had no gross margin for fiscal year 2006. Gross margin for fiscal year 2005 was $12,243, which represented 100% of all revenue in fiscal year 2005.

 Operating Expenses

      Total operating expenses for fiscal year 2006 decreased to approximately $317,615, compared to approximately $570,275 for the same period last year. Significant components of operating expenses for the fiscal years ended June 30, 2006 and 2005 consisted of the following:

                                                   Year ended June 30,
                                            -------------------------------
                                                2006                2005
                                            -----------         -----------
 Compensation                              $     85,658        $    133,821
 Facilities                                      23,183               2,162
 Legal expense and professional fees             96,556             160,818
 Write-off of acquired in-process
   research and development                          --             146,819
 Other                                          112,218             126,655
                                            -----------         -----------
 Total                                        $ 317,615        $    570,275
                                            ===========         ===========

      "Other" expenses include public company cost, property taxes, telephone, travel, office, insurance, and other general and administrative expenses. The decrease in operating expenses for fiscal year 2006 is attributable to decreasing Company operations during fiscal year 2006.

 Interest Expense

      We had total interest expense of $185,748 in fiscal year 2006 as compared to $164,582 in fiscal year 2005. The increase in interest expense is attributable to additional financing from Trident received during fiscal year 2006.


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

 Operating Expenses

      Total operating expenses for fiscal year 2005 increased to approximately $570,275, compared to approximately $37,000 for the same period last year. Significant components of operating expenses for the fiscal years ended June 30, 2005 and 2004 consisted of the following:

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


                       Liquidity and Capital Resources

      Cash and cash equivalents at June 30, 2006 were $11,032 compared to $53,337 at June 30, 2005. In the past we have relied on available borrowing arrangements and sales of our common and preferred stock to supplement operations. However, during 2003 outside financial resources became unavailable to us and it was necessary to discontinue operations and close the Company.

 Cash Flows from Operations

      Cash used in operations for the fiscal year ended June 30, 2006 was $338,305 compared to $532,296 used in operations in 2005. The major components of cash used in operations during 2006 were comprised of a $500,941 loss from operations, amortization of the discount on debt of $64,623, and changes in operating assets and liabilities of $98,013.

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

 Cash Flows from Investing Activities

      During fiscal years 2006, 2005 and 2004, no cash was used in investing activities.

 Cash Flows from Financing Activities

      During fiscal year 2006, cash of $296,000 was borrowed.

      During fiscal year 2005, cash payments of $20,067 were used for dividends declared. Cash of $605,700 was borrowed during the fiscal year 2005.

      During fiscal year 2004, we had no financing activities.


                                Other Matters

 Going Concern

      We incurred net losses of $500,941, $717,477 and $20,355 for the years ended June 30, 2006, 2005 and 2004, respectively. In December 2002 we laid off all of our employees and discontinued normal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Before we discontinued normal operations in 2002, we offered enhanced digital media solutions and call center computer telephony integration software products and services. With the acquisition of Venture Pacific Group, Inc. ("VPG") in November 2004 we expected to become active in licensing RFID technologies to integrate with our own technologies to develop RFID applications in specialty areas, such as anti-counterfeiting of drugs, medical devices, and logistical systems. We are continuing to evaluate all of our options and we are actively seeking a buyer, a merger candidate or acquisition of a viable business. Consequently, the outlook for generating sufficient cash to support our operations for the next twelve months under present circumstances is extremely guarded.

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

      Revenue Recognition. During 2005 we recognized a significant portion of our revenue while acting as a sales agent or in a similar capacity. As such, we reported revenue based upon the fee earned as acting as an agent. Product sales were recognized at the time of delivery and customer acceptance.


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

 Selected Quarterly Financial Data (unaudited)

      The following tables set forth certain unaudited financial data for the quarters indicated:

                                   Fiscal 2006 Quarter Ended                               Fiscal 2005 Quarter Ended
                       --------------------------------------------------    ----------------------------------------------------
                        Sept. 30,    Dec. 31,     March 31,     June 30,       Sept. 30,    Dec. 31,      March 31,     June 30,
                          2005         2005         2006          2006           2004         2004          2005          2005
                       ----------   ----------    ---------    ----------    ----------    ----------    ----------    ----------
 Net Sales                  $0.00        $0.00        $0.00         $0.00         $0.00          $500        $5,323        $6,720
 Gross Margin               $0.00        $0.00        $0.00         $0.00         $0.00          $500        $5,323        $6,720
 % of net sales                 0%           0%           0%            0%            0%          100%          100%          100%

 Operating income
  (loss)                $(158,252)    $(88,802)    $(26,723)     $(43,838)        $0.00     $(210,678)    $(192,459)    $(154,895)
 % of net sales                 0%           0%           0%            0%            0%            0%            0%            0%

 Net income (loss)      $(221,134)   $(138,076)    $(63,689)     $(78,042)        $0.00     $(244,500)    $(259,973)    $(213,004)
 % of net sales                 0%           0%           0%            0%            0%            0%            0%            0%

 Net income (loss)
  attributable to
  common shareholders   $(283,459)   $(200,401)   $(126,014)    $(140,367)      $(1,075)    $(277,275)    $(322,298)    $(273,170)
 % of net sales                 0%           0%           0%            0%            0%            0%            0%            0%

 Net income (loss)
  attributable to
  common shareholders
  per share - basic and
  diluted*                 $(2.08)      $(1.46)      $(0.91)       $(1.02)       $(0.01)       $(2.46)       $(2.68)       $(2.18)

 * Difference in per share amounts between quarterly financial data and year-end results are attributable to rounding. The above information differs from that previously reported for the quarters ended December
   31, 2004 and March 31, 2005 due to impact of stock warrants granted to Trident Growth Fund, LP ("Trident") in connection with our issuance of a note payable to Trident on November 10, 2004. The fair value of the stock warrants was recorded as a discount to debt and amortized over the term of the note payable. The impact of this adjustment increased the loss for the quarters ended December 31, 2004 and March 31, 2005 by $8,389 and $14,804, respectively. The loss for the quarter ended
   December 31, 2004 was also increased by $10,000 to reflect the fair value of stock warrants issued on November 4, 2004 in settlement of litigation. In addition, revenue for the quarter ended March 31, 2005 was decreased by $90,902 with a corresponding reduction to the cost of product and services to reflect revenue recognition at net as an agent.
   All share and per share data give effect to a one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2003.


 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


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

      Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-K for the twelve month period ending June 30, 2008. We expect to begin the process during next fiscal year of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.)

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


 ITEM 9B.  OTHER INFORMATION

 Subsequent Events

      On July 14, 2006, Patrick A. Custer, the sole director of the Company, appointed Joseph R. Rozelle as a member to the board of directors of the Company. Concurrently with Mr. Rozelle's appointment as a director, Mr. Custer resigned as an officer and director of the Company and Mr. Rozelle was elected to the offices of President, Secretary, Treasurer and Chief Executive Officer of the Company.

      On September 5, 2006, our stockholders approved and on September 18, 2006, we implemented a one for fifty (1:50) reverse split of our outstanding shares of common stock. With the completion of the reverse stock split, we had approximately 139,191 common shares outstanding. All share and per share data give effect to the reverse stock split, applied retroactively as if it occurred on July 1, 2003.


                                   PART III


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              Board of Directors

      The following sets forth, with respect to each member of our Board of Directors as of June 30, 2006, his name, age, period served as director, present position, if any, with the Company and other business experience. All directors in the past have served one-year terms between annual meetings of shareholders.

      Patrick A. Custer, 57, was the sole member of the Board and Chief Executive Officer at June 30, 2006. Mr. Custer served as a director from 1984 to 1985, and from 1987 until the present. He served as President and Chief Executive Officer from 1984 to 1985 and from September 1992 until July 14, 2006. From 1986 until 1990, Mr. Custer was an international business consultant for Park Central Funding (Guernsey), Ltd. From 1978 until 1982, Mr. Custer was a general securities principal and worked for a major brokerage firm as a corporate finance specialist and was owner of his own brokerage firm. He was responsible for structuring and funding IPO's, real estate, energy companies, and numerous high-tech start-up companies. Mr. Custer's technical experience includes engineering and management positions with Texas Instruments and Honeywell. Mr. Custer is a graduate of Texas Tech University in Finance and Management, with additional studies in Electrical Engineering and master studies in Finance.

      Joseph R. Rozelle, 32, succeeded Mr. Custer as the sole member of the Board and Chief Executive Officer, effective July 14, 2006. Mr. Rozelle is currently also the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of "going public" transactions for foreign and domestic operating companies on the public United States Exchanges. From 2004 through January 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services. Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst beginning in the spring of 2002 and winter of 2003, respectively through 2004. Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization in the summer of 2001. Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Mr. Rozelle also served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports. Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and earned a Masters of Business Administration degree from the Jesse H. Jones School of Management at
 Rice University in 2002. In addition, he is a Certified Public Accountant in the State of Texas.

	As of the date of this report, the Company does not have any contractual arrangements with Mr. Rozelle.

                              Executive Officers

      The following table lists the names and positions held by all executive officers as of June 30, 2006.

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

      Based solely upon a review of the copies of the forms filed pursuant to
 Section 16(a) furnished to us, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal year ended June 30, 2006, we believe that during the fiscal year ended June 30, 2006, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% Owners were complied with.

                               Audit Committee

      We have no active Audit Committee, however, Mr. Custer and Mr. Rozelle both meet the definition of an audit committee financial expert, as set forth in Item 401(h)(2) of Regulation S-K.

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


 ITEM 11.  EXECUTIVE COMPENSATION

                          Summary Compensation Table

      The following table summarizes the compensation paid over the last three completed fiscal years to our Chief Executive Officer and any other executive officer who received compensation exceeding $100,000 during the fiscal year ended June 30, 2006.
                                                               Long Term Compensation
                                                               ------------------------------------
                           Annual Compensation                 Awards                       Payouts
                           ---------------------------------   ------------------------------------
(a)               (b)      (c)       (d)      (e)              (f)          (g)             (h)      (i)
                                                                                                       All
                                                                                                       Other
 Name and           Year                       Other             Restricted    Securities     LTIP     Compen-
 Principal          Ended                      Annual            Stock         Underlying     Payouts  sation
 Position           June 30 Salary($) Bonus($) Compensation($)   Awards($)     Options(#)       ($)      ($)
----------          -------  --------  -------  --------------   ----------   --------------  -------  ------
Patrick A. Custer      2006   48,061     -0-      -0-                -0-           -0-          -0-      -0-
 Sole member of the    2005  130,520     -0-     20,000 (1)(2)       -0-           -0-          -0-      -0-
 Board and CEO         2004    -0-       -0-     52,000 (1)(3)       116           -0-          -0-      -0-

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


                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

      The following table shows aggregate exercises of options (or tandem stock appreciation rights) and freestanding stock appreciation rights during the fiscal year ended June 30, 2006 by each of the named executive officers.

(a)                (b)             (c)          (d)                (e)
                                                Number of
                                                Securities         Value of
                                                Underlying         Unexercised
                                                Unexercised        In-the-Money
                                                Options at         Options at
                                                FY-End (#)         FY-End ($)(1)
                   Shares
                   Acquired        Value        Exercisable (E)/   Exercisable (E)/
Name               on Exercise(#)  Realized($)  Unexercisable (U)  Unexercisable (U)
------             --------------  -----------  -----------------  -----------------

 Patrick A. Custer       -0-            -0-          13,760 (E)       $ 7,750   (E)
                                                       -0-  (U)          -0-    (U)


 (1) At June 30, 2006, 6,200 of the options were considered "in-the-money," as the fair market value of the underlying securities on that date
      ($2.25) exceeded the exercise price of the options ($1.00). None of the remaining options were considered "in-the-money," as the fair market value of the underlying securities did not exceed the exercise price of the options. (All share and per share data give effect to a one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2003.)

                          Compensation of Directors

      Directors are not paid compensation as such, except for services performed in another capacity, such as an executive officer.

   Employment Contracts and Termination and Change-in-Control Arrangements

      At June 30, 2006, we had no employment agreement with any named executive officer.

         Compensation Committee Interlocks and Insider Participation

      Mr. Custer participated in advising the Board of Directors concerning certain aspects of executive officer compensation during the last completed fiscal year. Mr. Custer is Chairman of the Board, President and Chief Executive Officer.


 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information as of September 28, 2006 with respect to the beneficial ownership of Common Stock by (i) persons known to us to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors of the Company, (iii) each of the executive officers and (iv) all directors and executive officers of the Company as a group.

      The number of shares of Common Stock beneficially owned by each individual set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of September 28, 2006 (the date on which this Form 10-K is due at the Commission), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Securities and Exchange Commission.

                                        Number of Shares
    Name and Address                    Amount and Nature          Percent
    of Beneficial Owner                 of Beneficial Ownership    of Class
    -------------------                 -----------------------    --------
    Patrick A. Custer                            46,597 (1)         30.46%
    5% Beneficial Owner,
    P.O. Box 802808
    Dallas, Texas 75380

    Peak Decision International Limited           7,000 (2)          5.00%
    5% Beneficial Owner
    Unit 1603, 16F
    Dina House,
    11 Duddell Street, Central
    Hong Kong

  (1) Includes 5,804 shares owned outright by Mr. Custer; 13,760 shares issuable to Mr. Custer upon exercise of vested nonstatutory Employee Stock Options; 26,968 shares held of record by Custer Company, Inc., a family trust, over which Mr. Custer exercises voting control; 60 shares owned by his wife; 3 shares held by his wife for the benefit of his minor daughter; and 1 share each held by Mr. Custer for the benefit of his two sons.

 (2)  Common shares owned.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In November 2004 the Company acquired Venture Pacific Group, Inc. ("VPG"). The acquisition resulted in the issuance to VPG shareholders of approximately 15,400 new shares of common stock of the Company, which were valued at approximately $60,000, according to the stock price at the time. (All share and per share data give effect to a one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2003.)

      The Company also issued to Trident Growth Fund, LP ("Trident") a new series of preferred stock, Series 2004-L Preferred Stock (the "Preferred Stock"), to retire an outstanding series of preferred stock of VPG. The Preferred Stock has a liquidation value of $1.75 million and is convertible at the option of the holder into a total of 1.75 million shares of Common Stock at any time after six months from the issue date. These preferred shares were valued at $175. (These shares are not affected by the one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, as the terms of Series 2004-L Preferred Stock contain no reset feature in the event of a reverse split.)

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


 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 Audit Fees

      Audit fees include fees paid by the Company to its auditors in connection with the annual audit of the Company's financial statements and the auditor's review of the Company's interim financial statements. The aggregate fees billed to the Company by CF & Co., L.L.P. for audit services for the fiscal years ended June 30, 2006 and 2005 were $43,718 and $36,074, respectively.

 Audit Related Fees

      Audit related fees include fees paid by the Company to its auditors for services related to accounting consultations and internal control review. There were no audit-related fees paid by the Company for either of the fiscal years ended June 30, 2006 or 2005.

 Tax Fees

      Tax fees include fees paid by the Company to its auditors for corporate tax compliance and tax advisory services. There were no tax-related fees billed to the Company for either of the fiscal years ended June 30, 2006 or 2005.

 All Other Fees

      All other fees include fees paid by the Company to its auditors for all other services rendered by the auditor to the Company. Fees for other services paid by the Company for fiscal years ended June 30, 2006 or 2005 were -0- and $23,712, respectively.


                                   PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

                                  VPGI CORP.


                                  By:   /s/ JOSEPH R. ROZELLE
                                        ---------------------
                                        Joseph R. Rozelle
                                        Chief Executive Officer
                                        and Principal Financial Officer
 October 13, 2006


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Principal Executive Officer and
      -------------------------------
      Principal Financial and Accounting Officer
      ------------------------------------------

 /s/  JOSEPH R. ROZELLE       Chairman of the Board,         October 13, 2006
      Joseph R. Rozelle       Chief Executive Officer
                              and Director

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------

 Board of Directors
 VPGI Corp. and Subsidiaries

 We have audited the accompanying consolidated balance sheets of VPGI Corp. and Subsidiaries (A Development Stage Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VPGI Corp. and Subsidiaries as of June 30, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the years ended June 30, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

 We have also audited Schedule II for the years ended June 30, 2006, 2005 and 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

 As shown in the consolidated financial statements, the Company incurred net losses of $500,941, $717,477 and $20,355 for the years ended June 30, 2006,
 2005 and 2004, respectively. These factors, among others, as discussed in Note B to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 CF & Co., L.L.P.

 Dallas, Texas
 October 13, 2006

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEETS

                                   June 30,

                           ASSETS                      2006           2005
                                                   -----------    -----------
 CURRENT ASSETS
   Cash and cash equivalents                      $     11,032   $     53,337
   Trade accounts receivable                                 -         21,000
   Prepaid expenses                                     21,132          7,705
   Other current assets                                      -          4,627
                                                   -----------    -----------
     Total current assets                               32,164         86,669

 OTHER ASSETS
   Pension surplus                                      55,530         55,108
                                                   -----------    -----------
     Total other assets                                 55,530         55,108
                                                   -----------    -----------
     Total assets                                 $     87,694   $    141,777
                                                   ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                          VPGI Corp. and Subsidiaries
                         (A Development Stage Company)

                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                                   June 30,


      LIABILITIES AND STOCKHOLDERS' EQUITY             2006           2005
                                                   -----------    -----------
 CURRENT LIABILITIES
   Note payable, net of deferred loan costs
     of $6,049 and $55,931, respectively,
     for 2006 and 2005, respectively              $    989,951   $    644,069
   Trade accounts payable                               19,145         16,020
   Accrued expenses                                    122,152         39,046
                                                   -----------    -----------
     Total liabilities                               1,131,248        699,135

 COMMITMENTS AND CONTINGENCIES (NOTE G)                      -              -
                                                   -----------    -----------

 STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, cumulative, $1.00 par value;
      1,000,000 shares authorized:
    Series A, 30,000 shares issued and outstanding
      at June 30, 2006 and 2005                         30,000         30,000
    Series H, 2 shares issued and outstanding
      at June 30, 2006 and 2005 (liquidation
      preference of $50,000)                                 2              2
    Series 2002-K, 20 shares issued and outstanding
      at June 30, 2006 and June 30, 2005
      (liquidation preference of $500,000)                  20             20
    Series 2002-G, 152 and 156 shares issued and
      outstanding at June 30, 2006 and 2005,
      respectively (liquidation preference of
      $3.8 million and $3.9 million at June 30,
      2006 and 2005, respectively)                         152            156
    Series 2004-L, 175 shares issued and outstanding
      at June 30, 2006 and 2005 (liquidation
      preference of $1.75 million)                         175            175
  Common stock, $.001 par value; 80,000,000 shares
      authorized; 137,909 and 136,576 shares issued
      and outstanding at June 30, 2006 and 2005,
      respectively                                         138            137
  Additional paid in capital                        60,506,462     60,491,714
  Accumulated deficit                              (60,362,085)   (60,362,085)
  Deficit accumulated during development stage      (1,218,418)      (717,477)
                                                   -----------    -----------
    Total stockholders' equity (deficit)            (1,043,554)      (557,358)
                                                   -----------    -----------
    Total liabilities and stockholders' equity    $     87,694   $    141,777
                                                   ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             Years ended June 30,


                                Cumulative
                                  During
                                Development
                                   Stage        2006        2005        2004
                                 --------     --------    --------    --------
 Revenues
   Product sales                $   5,548    $       -   $   5,548  $        -
   Consulting and
     support services               6,695            -       6,695           -
                                 --------     --------    --------    --------
     Total revenues                12,243            -      12,243           -

 Cost of products and services
   Cost of product sales                -            -           -           -
   Cost of consulting and
     support services                   -            -           -           -
                                 --------     --------    --------    --------
     Total cost of products
       and services                     -            -           -           -
                                 --------     --------    --------    --------
     Gross margin                  12,243            -      12,243           -

 Operating expenses
   General and administrative     887,890      317,615     570,275      31,258
   Fees paid to related party           -            -           -       5,760
                                 --------     --------    --------    --------
                                  887,890      317,615     570,275      37,018
                                 --------     --------    --------    --------

     Operating loss              (875,647)    (317,615)   (558,032)    (37,018)

 Other (income) expense
   Interest expense               350,330      185,748     164,582           -
   Other income, net               (7,559)      (2,422)     (5,137)    (16,663)
                                 --------     --------    --------    --------
     Total other
       (income) expense           342,771      183,326     159,445     (16,663)
                                ---------     --------    --------    --------
     Net loss                 $(1,218,418)   $(500,941)  $(717,477)  $ (20,355)
                                =========     ========    ========    ========

 Dividend requirements on
   preferred stock                            (249,300)   (156,341)     (4,300)
                                              --------    --------    --------
 Net loss attributable to
   common stockholders                       $(750,241)  $(873,818)  $ (24,655)
                                              ========    ========    ========
 Per share amounts allocable
   to common stockholders -
   Basic and diluted

     Net loss                                   $(5.46)     $(7.55)     $(0.24)

 Weighted average common shares
   outstanding - Basic and diluted             137,409     115,749     102,818


 The accompanying notes are an integral part of these consolidated financial statements.


                                    VPGI Corp. and Subsidiaries
                                   (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         For the years ended June 30, 2006, 2005 and 2004
                                                                                                            Deficit
                                                                                                          Accumulated
                                      Common Stock       Preferred Stock      Additional                     During
                                  --------------------  ------------------    paid-in       Accumulated   Development
                                    Shares     Amount    Shares    Amount    capital         deficit         Stage        Total
                                  ---------   --------  --------  --------   -----------   ------------   -----------   ----------
 Balances - June 30, 2003            89,722  $      90    30,218 $  30,218  $ 60,342,062  $ (60,321,662) $          -  $    50,708

 Issuance of common stock in
   exchange for services             15,120         15         -         -        15,104              -             -       15,119
 Issuance of warrants
   for services                           -          -         -         -         4,500              -             -        4,500
 Net loss                                 -          -         -         -             -        (20,355)            -      (20,355)
                                  ---------   --------  --------  --------   -----------   ------------   -----------   ----------
 Balances - June 30, 2004           104,842  $     105    30,218 $  30,218  $ 60,361,666  $ (60,342,017) $          -  $    49,972

 Conversion of Series 2002-G
   preferred to common stock         13,334         14       (40)      (40)           26              -             -            -
 Issuance of common stock
   in acquisition                    15,400         15         -         -        59,985              -             -       60,000
 Exercise of warrants into
   common stock                       3,000          3         -         -            (3)             -             -            -
 Issuance of warrants
   in connection with debt                -          -         -         -        60,040              -             -       60,040
 Issuance of warrants
   in litigation                          -          -         -         -        10,000              -             -       10,000
 Issuance of Series
   2004-L preferred                       -          -       175       175             -              -             -          175
 Dividends on issuance of
   Series 2004-L preferred                -          -         -         -             -        (20,068)            -      (20,068)
 Net loss                                 -          -         -         -             -              -      (717,477)    (717,477)
                                  ---------   --------  --------  --------   -----------   ------------   -----------   ----------
 Balances - June 30, 2005           136,576  $     137    30,353 $  30,353  $ 60,491,714  $ (60,362,085) $   (717,477) $  (557,358)

 Conversion of Series 2002-G
   preferred to common stock          1,333          1        (4)       (4)            3              -             -            -
 Issuance of warrants in
   connection with debt                   -          -         -         -        14,745              -             -       14,745
 Net loss                                 -          -         -         -             -              -      (500,941)    (500,941)
                                  ---------   --------  --------  --------   -----------   ------------   -----------   ----------
 Balances - June 30, 2006           137,909  $     138    30,349 $  30,349  $ 60,506,462  $ (60,362,085) $ (1,218,418) $(1,043,554)
                                  =========   ========  ========  ========   ===========   ============   ===========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.


                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Years ended June 30,

                                   Cumulative
                                     During
                                  Development
                                     Stage        2006       2005       2004
                                  -----------   --------   --------   ---------
 Cash flows from operating
   activities
  Net loss                       $(1,218,418)  $(500,941) $(717,477) $  (20,355)
                                  ----------    --------   --------   ---------
  Adjustments to reconcile net
   loss to cash used in
   operating activities:
    Stock compensation expense             -           -          -      15,119
    Issuance of warrants
      for services                    10,000           -     10,000       4,500
      Write-off of acquired
        in-process research
        and development              146,819           -    146,819           -
      Amortization of debt
        discount                     163,032      64,623     98,409           -
      Changes in assets and
        liabilities, net of
        effects from acquisitions
        and dispositions:
         Trade accounts receivable         -      21,000    (21,000)          -
         Prepaid expenses            (25,759)    (13,427)   (12,332)          -
         Other assets                   (931)      4,205     (5,136)      2,845
         Accounts payable and
          accrued liabilities         54,656      86,235    (31,579)    (11,992)
                                  ----------    --------   --------   ---------
    Cash and cash equivalents
     used in operating activities   (870,601)   (338,305)  (532,296)     (9,883)
                                  ----------    --------   --------   ---------
 Cash flows from investing
  activities
    Cash and cash equivalents
      provided by (used in)
      investing activities                 -           -          -           -
                                  ----------    --------   --------   ---------


 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                             Years ended June 30,


                                   Cumulative
                                     During
                                  Development
                                     Stage        2006       2005       2004
                                  -----------   --------   --------   ---------
 Cash flows from financing
   activities
  Preferred stock dividend paid      (20,067)          -    (20,067)          -
  Net proceeds from issuance
    of notes payable                 901,700     296,000    605,700           -
                                  ----------    --------   --------   ---------
    Cash and cash equivalents
      provided by financing
      activities                     881,633     296,000    585,633           -
                                  ----------    --------   --------   ---------
 Net increase (decrease) in cash
  and cash equivalents                11,032     (42,305)    53,337      (9,883)
                                  ----------    --------   --------   ---------
 Cash and cash equivalents,
   beginning of year                       -      53,337          -       9,883
                                  ----------    --------   --------   ---------
 Cash and cash equivalents,
   end of year                   $    11,032   $  11,032  $  53,337  $        -
                                  ==========    ========   ========   =========
 Supplemental information
   Cash paid for interest        $    66,173   $       -  $  66,173  $        -
                                  ==========    ========   ========   =========

 See Note J for supplemental schedule of non-cash investing and financing activities.


 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2006, 2005 and 2004


 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business
  -----------------------
  Until it discontinued normal operations in December 2002, VPGI Corp. and Subsidiaries (the Company), offered enhanced digital media solutions to customers worldwide. It also offered contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration
  (CTI) software products and services.

  Effective July 1, 2004, the Company's management has devoted substantially all of its time to the planning and acquisition of new operations. Accordingly, the Company's financial statements for 2006 are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting for Development Stage Enterprises".

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

  Stock-Based Compensation
  ------------------------
  Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which requires employee and qualifying director share-based payments to be accounted for using the fair value method. Share-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period for the related equity instruments, with the initial charge generally recorded in the first full month following the grant. The adoption of this standard did not have a material effect on the Company's financial statements.

  Under the modified prospective method transition of SFAS 123R, compensation costs related to any non-vested portion of stock option awards outstanding at the adoption date are based on the grant date fair value of those awards. Since all stock options previously granted under the Company's 2005 stock option plan were fully vested prior to June 30, 2005, there are no deferred compensation costs resulting from stock options to be accounted for on a prospective basis. There were no further stock options issued for all years presented.

  Revenue Recognition
  -------------------
  During 2006, the Company recognized no revenue. During 2005 the Company recognized a significant portion of its revenue while acting as a sales agent or in a similar capacity. As such, the Company reported revenue based upon the fee earned as acting as an agent. Product sales were recognized at the time of delivery and customer acceptance.

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

  Recently issued accounting standards
  ------------------------------------
  On September 29, 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"). SFAS 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position (with limited exceptions).

  The Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures as of the end of the year ending June 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. As discussed in Note I, the Company is in the process of terminating its defined benefit postretirement plan and settling its benefit obligations. Based upon information as the measurement date of June 1, 2006, the impact of SFAS 158 would be to increase intangible assets by $14,470 and increase equity by $14,470. The actual impact of adoption of SFAS 158 could differ significantly from these estimates due to potential changes in underlying economic conditions which influence the assumptions used in the actuarial valuation of plan assets and obligations, including returns on pension assets, pension contributions and changes in interest rates.


 NOTE B - GOING CONCERN MATTERS

  The Company incurred net losses of $500,941, $717,477 and $20,355 for the years ended June 30, 2006, 2005 and 2004, respectively. In addition, at June 30, 2006, the Company had negative working capital of $1,099,084 and negative stockholders equity of $1,043,554. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

  The Company is continuing to evaluate all of its options and actively seeking a buyer, a merger candidate or an acquisition of a viable business.

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

  The acquisition resulted in the issuance to VPG shareholders of approximately 15,400 new shares of common stock of the Company, which were valued at approximately $60,000, according to the stock price on November 10, 2004. The exchange ratio consisted of one share of common stock of the Company ("Common Stock") for each five hundred shares of VPG common stock held by VPG shareholders. (All share and per share data give effect to a one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2004.)

  The Company also issued to Trident Growth Fund, LP ("Trident") a new series of preferred stock, Series 2004-L Preferred Stock (the "Preferred Stock"), to retire an outstanding series of preferred stock of VPG. The Preferred Stock has a liquidation value of $1.75 million and is convertible at the option of the holder into a total of 1.75 million shares of Common Stock at any time after six months from the issue date. 14% cumulative dividends accrue on the Preferred Stock, which are payable as follows: 4% dividends are payable quarterly and 10% dividends shall accumulate and be payable upon (a) the conversion of the Preferred Stock to Common Stock, (b) the redemption of the Preferred Stock, or (c) such time as the Company generates positive cash flow sufficient to pay such dividends. These preferred shares were valued at $175. Shares accumulate dividends at $245,000 per year. Dividends in arrears at June 30, 2006 and 2005 on Preferred Stock totaled $381,274 and $136,274, respectively. These shares are unaffected by the reverse split, as the terms of Series 2004-L Preferred Stock contain no reset feature in the event of a reverse split.

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

  In connection with the issuance of debt discussed above, the Company issued to Trident warrants to purchase 15,200 shares of Common Stock, exercisable for five years at an exercise price of $5.00 per share. The warrants were valued at $60,040 and are included as a discount to notes payable.

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

                                            Year Ended June 30,
                                         -------------------------
                                            2005           2004
                                         ----------     ----------

      Revenues                          $    17,243    $    24,961
      Operating expenses                    538,633        914,216
      Other income (expense)               (205,301)       (46,524)
      Net Loss                             (726,691)      (935,779)
      Net Loss attributable to
        common stockholders                (942,532)    (1,178,079)
      Net Loss per share                $     (8.14)   $    (11.46)

  All acquisitions have been accounted for as purchases and the operations of the purchased companies have been included in the Company's statement of operations since their date of acquisition. Upon consolidation, all intercompany accounts and transactions have been eliminated.


 NOTE D - NOTES PAYABLE

  In connection with an acquisition (See Note C), on November 10, 2004 the Company entered into a note payable with Trident Growth Fund, L.P. for $700,000, at an annual interest rate of 14%, maturing on November 10, 2005. The loan is collateralized by a security interest in Company assets. Interest is payable monthly in cash.

  On August 10, 2005 the loan agreement was modified to change the loan amount from $700,000 to $750,000 and the Company entered into an additional note payable with Trident Growth Fund, L.P., for $50,000 at an annual interest rate of 14%, maturing on August 10, 2006. In connection with the $50,000 loan, the Company issued warrants to purchase 720 shares of its Common Stock, exercisable for five years at an exercise price of $5.00 per share. The warrants were valued at approximately $3,500.

  On September 19, 2005 the loan agreement was again modified to change the loan amount from $750,000 to $850,000 and the Company entered into an additional note payable with Trident Growth Fund, L.P., for $100,000 at an annual interest rate of 14%, maturing on September 19, 2006. In connection with the $100,000 loan, the Company issued warrants to purchase 1,440 shares of its Common Stock, exercisable for five years at an exercise price of $5.00 per share. The warrants were valued at approximately $6,000.

  On February 7, 2006 the loan agreement was again modified to change the loan amount from $850,000 to $950,000 and the Company entered into an additional note payable with Trident Growth Fund, L.P., for $100,000 at an annual interest rate of 14%, maturing on February 7, 2007. In connection with the $100,000 loan, the Company issued warrants to purchase 1,440 shares of its Common Stock, exercisable for five years at an exercise price of $5.00 per share. The warrants were valued at approximately $1,900.

  On June 27, 2006 the loan agreement was again modified to change the loan amount from $950,000 to $996,000 and the Company entered into an additional note payable with Trident Growth Fund, L.P., for $46,000 at an annual interest rate of 14%, maturing on February 7, 2007. In connection with the $46,000 loan, the Company issued warrants to purchase 1,520 shares of its Common Stock, exercisable for five years at an exercise price of $5.00 per share. The warrants were valued at approximately $3,345.

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

  Negotiations with Trident to extend the maturity date of the notes are ongoing. As of the date of this filing, extension of the notes is still pending.


 NOTE E - COMMITMENTS AND CONTINGENCIES

  Rentals
  -------
  Total rentals under cancelable and non-cancelable leases are included in general and administrative expenses and were $23,183, $2,162 and $0 for the years ended June 30, 2006, 2005 and 2004. Commitments for rental payments under non-cancelable operating leases for the years ending June 30 are: 2007 - $43,377; 2008 - $44,519.

  Litigation
  ----------
  The Company is routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company.


 NOTE F - CONCENTRATIONS OF CREDIT RISK

  There were no sales during 2006.

  During 2005 one customer represented 100% of sales.

  There were no sales during 2004.


 NOTE G - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

  Preferred Stock
  ---------------
  The Company has 1,000,000 shares authorized of $1.00 par value cumulative preferred stock. The Company's articles of incorporation allow the board of directors to determine the number of shares and determine the relative rights and preferences of any series of preferred stock to be issued.

  In December 1992, the Company issued 140,000 shares of Series A redeemable preferred stock (stated value $1 per share). In fiscal 2000, 100,000 shares were redeemed for cash, and 10,000 shares were converted to common stock, with the remaining 30,000 outstanding at June 30, 2006. Shares accumulate dividends at 6%, or $1,800 per year. Dividends in arrears at June 30, 2006, 2005 and 2004 on Series A shares totaled $17,550, $15,750 and $13,950, respectively.

  In fiscal  1996,  the Company  issued 55  shares  of Series  H  convertible preferred stock (stated value $25,000 per share). 52 shares were converted into common stock in fiscal 1997, and one share was converted in fiscal 2000, with the remaining two shares outstanding at June 30, 2006. Shares accumulate dividends at 5%, or $2,500 per year and are paid in May and November of each year. Shares are convertible based on 80% of the five day average closing bid price of the Company's common stock, with minimum and maximum conversion limits of $12 and $32 per share, respectively. Dividends of $10,000, $7,500 and $5,000 were in arrears on Series H shares at June 30, 2006, 2005 and 2004, respectively.

  In June 1999, the Company issued 720 shares of Series D-1 convertible preferred stock (stated value $25,000 per share). The shares accumulated dividends at 5%, or $900,000 per year and were convertible into common stock at $32 per share. In fiscal 2002, the Company exchanged these shares for 240 shares of Series 2002-G preferred stock (stated valued $25,000 per share). In conjunction with the exchange of shares, all accumulated dividends associated with the D-1 preferred stock were released by mutual agreement. The new series of preferred stock had no provision for dividends and was convertible into shares of common stock. Forty-four shares were converted into common stock in fiscal 2003, forty shares were converted into common stock in fiscal 2005, and four shares were converted in fiscal 2006. As of June 30, 2006, the outstanding unconverted 152 shares of Series 2002-G Preferred stock had a liquidation preference of $3.8 million, convertible into 50,667 shares of common stock of the Company.

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

  Dividends of $-0-, $20,067 and $-0- were paid on preferred stock during the years ended June 30, 2006, 2005 and 2004, respectively. Cumulative dividends in arrears as of June 30, 2006, 2005 and 2004 amounted to $408,824, $136,274 and $18,950, respectively.

  Stock Options
  -------------
  The Company  has  periodically granted  stock  options for  employment  and
  outside services  received during the  years reported.   These options  are
  treated as fixed, compensatory awards.

  The Company has granted compensatory stock options to key employees and directors at market value at the date of grant. No options were granted during 2006 and 2004. During 2005, options covering 8,000 shares were granted that vested immediately.

  During 2005, no intrinsic value was assigned to options issued to employees and directors and, accordingly, no compensation expense was recognized in that year. Had compensation cost been determined on the basis of fair value, net loss and net loss per share for 2006, 2005 and 2004 would have been increased as follows:

                                         2006          2005          2004
                                      ----------    ----------    ----------
    Net loss
      As reported                    $  (500,941)  $  (717,477)  $   (20,355)
      Deduct:  total stock-based
       employee compensation expense
       determined under fair value
       based method for all awards,
       net of income tax effect                -       (78,960)            -
                                      ----------    ----------    ----------
      Pro forma net loss             $  (500,941)  $  (796,437)  $   (20,355)
                                      ==========    ==========    ==========
    Loss per share
      As reported                          (5.46)        (7.55)        (0.24)
      Pro forma                            (5.46)        (8.23)        (0.24)

  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                      2006           2005           2004
                                   ----------     ----------     ----------
    Expected volatility                N/A            219%           N/A
    Risk-free interest rate            N/A           4.24%           N/A
    Expected lives                     N/A          5 years          N/A
    Dividend yield                     N/A             -             N/A


  Additional information with respect to all options outstanding at June 30, 2006, and changes for the three years then ended was as follows:

                       When Issued        When Issued     When Issued
                      Exercise Price     Exercise Price  Exercise Price
                         Above            Equal to          Below
                      market price      market price     market price
                    ------------------  ---------------  --------------
                            Weighted          Weighted        Weighted
                            average           average         average
                            exercise          exercise        exercise   Total
                   Options    price   Options   price Options   price   Options
                   -------    -----   -------   ----- -------   -----   -------
 Outstanding at
 June 30, 2003      32,220  $206.50    6,576   $42.50   2,096  $  720    40,892

 Granted                 -        -        -        -       -       -         -
 Forfeited          (2,809)   70.50     (188)  621.50  (1,583)    619   (4,580)
                   -------   ------   ------   ------  ------  ------   -------
 Outstanding at
 June 30, 2004      29,411  $219.50    6,388  $ 25.50     513  $1,031    36,312

 Granted                 -        -    8,000    10.00       -       -     8,000
 Forfeited          (2,813)  739.50      (63) 1076.00    (513)  1,031    (3,389)
                   -------   ------   ------  -------  ------  ------   -------
 Outstanding at
 June 30, 2005      26,598  $164.50   14,325   $12.50       -       -    40,923

 Granted                 -        -        -      -         -       -         -
 Forfeited          (4,850)  724.00     (125)  724.00       -       -    (4,975)
                   -------   ------   ------   ------  ------  ------   -------
 Outstanding at
 June 30, 2006      21,748  $ 40.00   14,200  $  6.07       -       -    35,948
                   =======   ======  =======   ======  ======  ======   =======


                                                 Number       Weighted
                                               of shares      average
                                               underlying     exercise
                                                options        price
                                               ----------     -------
    Options exercisable at June 30, 2004          35,051     $ 202.50
                                                  ======      =======
    Options exercisable at June 30, 2005          40,923     $ 111.50
                                                  ======      =======
    Options exercisable at June 30, 2006          35,948     $  26.60
                                                  ======      =======

  No options were granted  during 2006.  For  2005, options granted equal  to
  market value had  a weighted average fair  value per share  of $10.00.   No
  options were granted during 2004.

  Information about stock options outstanding at June 30, 2006 is summarized as follows:

                          Options outstanding             Exercisable
                  --------------------------------  ----------------------
                               Weighted
                               average    Weighted                Weighted
                              remaining   average                 average
                              contractual exercise    Number      exercise
   Exercise prices     Number   life       price    exercisable    price
  ----------------   ---------  -----     -------   -----------   --------
    $   1.00             6,200   1.93     $  1.00       6,200     $  1.00
    $  10.00             8,000   3.75     $ 10.00       8,000     $ 10.00
    $  40.00            21,748   0.66     $ 40.00      21,748     $ 40.00
                     ---------                      ---------
                        35,948                         35,948
                     =========                      =========

  Warrants
  --------
  Common stock warrants issued and outstanding at June 30, 2006 are summarized as follows:

                                                Weighted         Weighted
                                                 average         average
    Range of exercise price           Number  remaining life  exercise price
    ----------------------           -------  --------------  --------------
    $0.05 to $4.50                    13,925       2.89          $  0.64
    $5.00                             20,320       3.66          $  5.00

  All outstanding warrants are exercisable at June 30, 2006.

  During the year ended June 30, 2006, warrants to purchase an aggregate of 5,120 shares of the Company's common stock were granted in connection with additional borrowings from Trident. The warrants have an exercise price of $5.00, expire in November 2009 through June 2011, and were valued at a total of approximately $14,745 upon issuance.

  During the year ended June 30, 2005, warrants to purchase 2,000 shares of the Company's common stock were granted in connection with a litigation settlement. The warrants have an exercise price of $.05, expire in November 2009, and were valued at $10,000 upon issuance. Additionally, warrants to purchase 15,200 shares of the Company's common stock were granted in connection with the issuance of long-term debt. These warrants have an exercise price of $5.00 and expire in November 2009. The value of the warrants, $60,040, is included as a discount on the debt.
  Additionally, in connection with the same transaction concerning the issuance of long-term debt in November 2004, the exercise dates of outstanding warrants to purchase an aggregate of 6,625 shares of the Company's common stock were extended until November 2009, from a weighted average remaining life of 0.89 years to a weighted average remaining life of 5.95 years; and the exercise prices of the warrants were repriced to $.05 per share from a weighted average exercise price of $104.50 per share.

  During the year ended June 30, 2004, warrants to purchase 1,000 shares of the Company's common stock were granted in connection with services provided. The warrants have an exercise price of $4.50, expire in July 2008, and were valued at $4,500.


 NOTE H - INCOME TAXES

  A reconciliation of income tax benefit computed by applying the U.S. Federal tax rates to the net loss and recorded income tax expense (benefit) is as follows:

                                         2006          2005         2004
                                      ----------    ----------    ----------
    Tax benefit at statutory rate    $  (192,092)  $  (272,093)  $    (7,836)
    Change in valuation allowance    $   192,092   $   272,093   $     7,836
                                      ----------    ----------    ----------
                                     $         -   $         -   $         -
                                      ==========    ==========    ==========

  The components of the Company's deferred income taxes at June 30, 2005 and 2004 are as follows:

                                                 2006         2005
                                              ----------   ----------
    Deferred tax assets
      Net operating loss carryforwards       $21,498,544  $21,306,452
                                              ----------   ----------
      Deferred tax asset                      21,498,544   21,306,452
      Valuation allowance                    (21,498,544) (21,306,452)
                                              ----------   ----------
                                             $         -  $         -
                                              ==========   ==========

  At June 30, 2006, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $64,602,766 which may be used to offset future taxable income, subject to significant limitations and provisions of the Internal Revenue Code, and will expire in various amounts in the years 2008 through 2022 if not utilized.


 NOTE I - PENSION AND OTHER BENEFIT PROGRAMS

  Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. Benefit accruals were frozen in accordance with Section 204(h) of ERISA as of January 1, 1997 and no employees have been added to the plan since that date.

  Settlement and Plan Termination

  All plan benefits were settled with the purchase of annuities totaling $583,730 on August 7, 2006. The Company expects to terminate the plan and distribute remaining assets during the upcoming year. A final periodic benefit cost will be determined at that time.

  The following table sets forth the funded status of the Company's defined pension plan at June 30 (measurement dates of June 1, 2006 and 2005):

                                                       Pension Benefits
                                                       -----------------
                                                        2006      2005
                                                       -------   -------
  Change in benefit obligation
  Benefit obligation at beginning of year             $613,280  $576,675
  Interest cost                                         25,914    26,586
  Actuarial (gain)/loss                                (30,525)   51,430
  Benefits paid                                        (44,475)  (41,411)
                                                       -------   -------
  Benefit obligation at end of year                   $564,194  $613,280

  Change in plan assets
  Fair value of plan assets at beginning of year      $621,711  $621,608
  Actual return on plan assets                          56,958    41,514
  Benefits paid                                        (44,475)  (41,411)
                                                       -------   -------
  Fair value of plan assets at end of year            $634,194  $621,711
                                                       -------   -------
  Reconciliation of Funded status
  Funded Status (Underfunded)/Overfunded              $ 70,000  $  8,431
  Unrecognized net actuarial loss (gain)               (14,470)   46,677
                                                       -------   -------
     Net amount recognized                            $ 55,530  $ 55,108
                                                       =======   =======

  Amounts recognized in the statement of financial position consist of:

                                                        Pension Benefits
                                                       -----------------
                                                         2006      2005
                                                       -------   -------
  Prepaid benefit cost                                $ 55,530  $ 55,108
                                                       -------   -------
     Net amount recognized                            $ 55,530  $ 55,108
                                                       -------   -------

  The accumulated benefit obligation for the defined benefit pension plan was $564,194 and $613,280 at June 30, 2006 and 2005, respectively.

  Components of Net Periodic Benefit Cost

                                                        Pension Benefits
                                                       -----------------
                                                         2006      2005
                                                       -------   -------
  Interest cost                                       $ 25,914  $ 26,586
  Expected return on plan assets                       (26,336)  (31,722)
  Effect of Special Events                                  --        --
                                                       -------   -------
     Net periodic benefit cost                        $   (422) $ (5,136)
                                                       =======   =======


  Assumptions

  Weighted-average assumptions used to determine benefit obligations at June
  30:

                                                        Pension Benefits
                                                       -----------------
                                                         2006      2005
                                                       -------   -------
  Discount rate                                          6.00%     5.00%
  Rate of compensation increase                            --        --

  Weighted-average assumptions used to determine net periodic benefit cost for years ended June 30:

                                                        Pension Benefits
                                                       -----------------
                                                         2006      2005
                                                       -------   -------
  Discount rate                                          5.00%     6.00%
  Expected long-term return on plan assets               5.00%     6.50%
  Rate of compensation increase                           N/A       N/A


  Historical and future expected returns of multiple asset classes were analyzed to develop a risk free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

  Plan Assets

  The Company's pension plan weighted-average asset allocations at June 30, 2006 and 2005 by asset category are as follows:

                                                    Plan Assets at June 30:
                                                         2006      2005
                                                       -------   -------
  Asset Category
  --------------
  Equity securities                                        33%       24%
  Debt securities                                          67%       76%
                                                       -------   -------
     Total                                                100%      100%
                                                       =======   =======

  Equity securities include Principal Financial Group, Inc. Common Stock in the amount of $207,775 (33 percent of total plan assets) and $150,967 (24 percent of total plan assets) at June 30, 2006 and 2005, respectively.

  Cash Flows

  Contributions
  -------------
  Due to the settlement of all plan obligations, the Company will not be required to contribute to the pension plan in the future.


  Estimated Future Benefit Payments
  ---------------------------------
  The following benefit payments are expected to be paid over the next 10 fiscal years ending:

  2007                              607,000
  2008                                   --
  2009                                   --
  2010                                   --
  2011                                   --
  Years 2012 - 2016                      --

  These amounts are based on actual benefit payments made to settle the plan's benefit obligations.

  Components of Net Periodic Benefit Cost for the fiscal year ending June
  30, 2006

  Interest cost                                 25,914
  Expected return on plan assets               (26,336)
                                               -------
     Net periodic benefit cost                $   (422)
                                               =======

  The interest cost shown above is based on a Benefit Obligation of $564,194.

  The expected Return on Plan Assets is based on $634,194, the market value of assets at June 30, 2006.


 NOTE J - NON-CASH INVESTING AND FINANCING ACTIVITIES

                                            2006         2005         2004
                                         ----------   ----------   ----------
  SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock
    in acquisition                      $         -   $   60,000  $         -
                                         ==========    =========   ==========
  Issuance of preferred stock
    in acquisition                      $         -   $      175  $         -
                                         ==========    =========   ==========
  Issuance of common stock
    for services                        $         -   $        -  $    15,119
                                         ==========    =========   ==========
  Issuance of common stock warrants
    for services                        $         -   $        -  $     4,500
                                         ==========    =========   ==========
  Exercise of warrants
    into common stock                   $         -   $       (3) $         -
                                         ==========    =========   ==========
  Issuance of warrants in connection
    with debt                           $    14,745   $   60,040  $         -
                                         ==========    =========   ==========
  Conversion of preferred stock
    to common stock                     $        (4)  $      (40) $         -
                                         ==========    =========   ==========
  In-process research and development
    costs acquired through assumption
    of debt                             $         -   $   86,644  $         -
                                         ==========    =========   ==========


 NOTE K - BUSINESS SEGMENT INFORMATION

  No business segments have existed since the Company discontinued normal operations in December 2002. Prior to that, the Company was primarily engaged in high technology product sales and consulting and support services.


 NOTE L - RELATED PARTIES

  The Company's CEO held approximately 39% of the common stock of VPG at the time of the merger discussed in Note C. He also served as a director and the CEO of VPG at that time. Trident, reported as a beneficial owner of 7.6% of the Company as of June 30, 2004, was also a beneficial owner of approximately 35% of VPG.

  The CEO previously paid various miscellaneous expenses of the Company during the fiscal year ended June 30, 2004. The CEO holds the Company harmless from these expenses and does not intend to seek reimbursement. These expenses are less than $30,000. During the year ended June 30, 2004, 5,760 shares of common stock with a market value of $5,760 were issued to the CEO for services.

  During the year ended June 30, 2005, the Company paid approximately $20,000 to a company, 100% owned by the CEO, for management and consulting services.

  During the year ended June 30, 2006, the Company's CEO advanced approximately $63,378 to the Company for operating expenses. At June 30, 2006, amounts outstanding under this advance totaled approximately $9,246 and are included in accrued expenses.


 NOTE M - SUBSEQUENT EVENT

  On July 14, 2006, Patrick A. Custer, the sole director of the Company, appointed Joseph R. Rozelle as a member to the board of directors of the Company effective as of July 14, 2006. Concurrently with Mr. Rozelle's appointment as a director, Mr. Custer resigned as an officer and director of the Company and Mr. Rozelle was elected to the offices of President, Secretary, Treasurer and Chief Executive Officer of the Company.

  On September 5, 2006, stockholders approved a one for fifty (1:50) reverse split of all outstanding shares of the Company's common stock and the reverse split was implemented on September 18, 2006. The par value remained at $.001 per share and the authorized number of common shares was maintained at 80,000,000. All share and per share data give effect to the reverse stock split, applied retroactively as if it occurred on July 1, 2003.


 NOTE N - SELECTED QUARTERLY FINANCIAL DATA (unaudited)

 The following tables set forth certain unaudited financial data for the quarters indicated:

                                   Fiscal 2006 Quarter Ended                               Fiscal 2005 Quarter Ended
                       --------------------------------------------------    ----------------------------------------------------
                        Sept. 30,    Dec. 31,     March 31,     June 30,       Sept. 30,    Dec. 31,      March 31,     June 30,
                          2005         2005         2006          2006           2004         2004          2005          2005
                       ----------   ----------    ---------    ----------    ----------    ----------    ----------    ----------
 Net Sales                  $0.00        $0.00        $0.00         $0.00         $0.00          $500        $5,323        $6,720
 Gross Margin               $0.00        $0.00        $0.00         $0.00         $0.00          $500        $5,323        $6,720
 % of net sales                 0%           0%           0%            0%            0%          100%          100%          100%

 Operating income
  (loss)                $(158,252)    $(88,802)    $(26,723)     $(43,838)        $0.00     $(210,678)    $(192,459)    $(154,895)
 % of net sales                 0%           0%           0%            0%            0%            0%            0%            0%

 Net income (loss)      $(221,134)   $(138,076)    $(63,689)     $(78,042)        $0.00     $(244,500)    $(259,973)    $(213,004)
 % of net sales                 0%           0%           0%            0%            0%            0%            0%            0%

 Net income (loss)
  attributable to
  common shareholders   $(283,459)   $(200,401)   $(126,014)    $(140,367)      $(1,075)    $(277,275)    $(322,298)    $(273,170)
 % of net sales                 0%           0%           0%            0%            0%            0%            0%            0%

 Net income (loss)
  attributable to
  common shareholders
  per share - basic and
  diluted*                 $(2.08)      $(1.46)      $(0.91)       $(1.02)       $(0.01)       $(2.46)       $(2.68)       $(2.18)

 * Difference in per share amounts between quarterly financial data and year-end results are attributable to rounding. The above information differs from that previously reported for the quarters ended December
   31, 2004 and March 31, 2005 due to impact of stock warrants granted to Trident Growth Fund, LP ("Trident") in connection with our issuance of a note payable to Trident on November 10, 2004. The fair value of the stock warrants was recorded as a discount to debt and amortized over the term of the note payable. The impact of this adjustment increased the loss for the quarters ended December 31, 2004 and March 31, 2005 by $8,389 and $14,804, respectively. The loss for the quarter ended
   December 31, 2004 was also increased by $10,000 to reflect the fair value of stock warrants issued on November 4, 2004 in settlement of litigation. In addition, revenue for the quarter ended March 31, 2005 was decreased by $90,902 with a corresponding reduction to the cost of product and services to reflect revenue recognition at net as an agent.
   All share and per share data give effect to a one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2003.

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               For the years ended June 30, 2006, 2005 and 2004


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

 Year ended June 30, 2006
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

 4.21      Amended Form of warrants issued to Trident Growth Fund, L.P.
           in connection with the amended Loan Agreement dated November
           10, 2004 between the Company and Trident Growth Fund, L.P.
           (filed as Exhibit "4.21" to the Company's Annual Report on
           Form 10-K for the fiscal year ended June 30, 2005 and
           incorporated herein by reference.)                             N/A

 10.1      Loan Agreement dated November 10, 2004 between the Company and Trident Growth Fund, LP. (filed as Exhibit "10.1" to the Company's Current Report on Form 8-K dated as of November 10,
           2004, filed on November 17, 2004.)                             N/A

 10.2      First Amendment to Loan Agreement dated November 10, 2004
           between the Company and Trident Growth Fund, LP. (filed as
           Exhibit "10.2" to the Company's Annual Report on Form 10-K
           for the fiscal year ended June 30, 2005 and incorporated
           herein by reference.)                                          N/A

 10.3      Second Amendment to Loan Agreement dated November 10, 2004 between the Company and Trident Growth Fund, LP. (filed as
           Exhibit "10.3" to the Company's Annual Report on Form 10-K
           for the fiscal year ended June 30, 2005 and incorporated
           herein by reference.)                                          N/A

 10.4      Lease Agreement between the Company and Memshalah Realty
           dated May 5, 2005 pertaining to the property utilized as
           the corporate headquarters (filed as Exhibit "10.4" to the Company's Annual Report on Form 10-K for the fiscal year
           ended June 30, 2005 and incorporated herein by reference.)     N/A

 10.5*     Third Amendment to Loan Agreement dated November 10, 2004
           between the Company and Trident Growth Fund, LP.                61

 10.6*     Fourth Amendment to Loan Agreement dated November 10, 2004
           between the Company and Trident Growth Fund, LP.                64

 21 *      Subsidiaries of the Company.                                    67

 23 *      Consent of Independent Certified Public Accountants.            68

 31 *      Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
           of the Securities and Exchange Act of 1934, as adopted
           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      69

 32 *      Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to 18 U.S.C. Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002.                                                        71
 _______________
 *  Filed herewith.