Form 10-Q
period 2006-09-30
VPGI CORP
filed 2006-11-14
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2006

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

      At November 6, 2006, there were 6,980,791 shares of Registrant's common stock outstanding.

                                GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------

                                   PART I.
                            FINANCIAL INFORMATION

 ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................   10

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...........................................   12

 ITEM 4.   CONTROLS AND PROCEDURES...............................   12


                                   PART II.
                              OTHER INFORMATION


 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
           PROCEEDS..............................................   12

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS...............................................   13

 ITEM 5.   OTHER INFORMATION.....................................   13

 ITEM 6.   EXHIBITS..............................................   14

 SIGNATURES......................................................   14

 EXHIBIT INDEX...................................................   15

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Balance Sheets

                                                   September 30     June 30
                                                       2006           2006
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $     19,380   $     11,032
   Prepaid expenses                                     21,132         21,132
                                                   -----------    -----------
            Total current assets                        40,512         32,164

 OTHER ASSETS
   Pension surplus                                      55,530         55,530
                                                   -----------    -----------
            Total other assets                          55,530         55,530
                                                   -----------    -----------
            Total assets                          $     96,042   $     87,694
                                                   ===========    ===========

   The accompanying notes are an integral part of these condensed financial statements.

 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Balance Sheets
                                                  September 30      June 30
                                                       2006           2006
                                                   -----------    -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)

 CURRENT LIABILITIES
   Note payable, net of deferred loan costs       $  1,043,135  $     989,951
   Trade accounts payable                               41,926         19,145
   Accrued expenses                                    158,393        122,152
                                                   -----------    -----------
            Total liabilities                        1,243,454      1,131,248

 STOCKHOLDERS' EQUITY

   Preferred stock, cumulative, $1.00 par value;
     1,000,000 shares authorized:
       Series A, -0- and 30,000 shares issued
         and outstanding at September 30 and
         June 30, 2006, respectively (liquidation
         preference of $0 and $30,000 at September
         30 and June 30, 2006, respectively)                --         30,000
       Series H, 1 and 2 shares issued and
         outstanding at September 30 and June 30,
         2006, respectively (liquidation preference
         of $25,000 and $50,000 at September 30 and
         June 30, 2006, respectively)                        1              2
       Series K, 20 shares issued and outstanding
         (liquidation preference of $500,000)               20             20
       Series 2002-G, 66 and 152 shares issued
         and outstanding at September 30 and
         June 30, 2006, respectively (liquidation
         preference of $1.65 million and $3.9
         million at September 30 and June 30,
         2006, respectively)                                66            152
       Series 2004-L, 175 shares issued and
         outstanding (liquidation preference
         of $1.75 million)                                 175            175

   Common stock, $.001 par value; 80,000,000
       shares authorized; 168,515 and 137,909
       shares issued and outstanding at
       September 30 and June 30, 2006, respectively        169            138
   Additional paid in capital                       60,536,518     60,506,462
   Accumulated deficit                             (60,362,085)   (60,362,085)
   Deficit accumulated during development stage     (1,322,276)    (1,218,418)
                                                   -----------    -----------
      Total stockholders' equity (deficit)          (1,147,412)    (1,043,554)
                                                   -----------    -----------
      Total liabilities and stockholders' equity  $     96,042   $     87,694
                                                   ===========    ===========

   The accompanying notes are an integral part of these condensed financial statements.

 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Statements of Operations
 (Unaudited)
 Three Months Ended September 30,

                                    Cumulative During
                                    Development Stage
                                    (July 1, 2004 to
                                   September 30, 2006)   2006         2005
                                   ---------------------------     ----------
 Revenues
   Product sales                    $     5,548    $         -    $         -
   Consulting and support services        6,695              -              -
                                     -------------------------     ----------
     Total revenues                      12,243              -              -

 Cost of products and services
   Cost of product sales                      -              -              -
   Cost of consulting and
     support services                         -              -              -
                                     -------------------------     ----------
     Total cost of products
       and services                           -              -              -
                                     -------------------------     ----------
     Gross margin                        12,243              -              -

 Operating expenses
   General and administrative           952,324         64,434        158,252
                                     -------------------------     ----------
     Total operating expenses           952,324         64,434        158,252

     Operating loss                    (940,081)       (64,434)      (158,252)

 Other (income) expense
   Other income                          (7,559)             -              -
   Interest expense                     389,754         39,424         62,882
                                     -------------------------     ----------
     Total other (income) expense       382,195         39,424         62,882
                                     -------------------------     ----------
     Net loss                        (1,322,276)      (103,858)      (221,134)

 Dividend requirements
   on preferred stock                                  (62,240)       (62,325)
                                                    ----------     ----------
 Net loss attributable
   to common stockholders                          $  (166,098)   $  (283,459)
                                                    ==========     ==========
 Per share amounts allocable
  to common stockholders
   Basic and diluted
   Net loss                                        $     (1.17)   $     (2.08)
                                                    ==========     ==========

 Weighted average common shares
   outstanding - basic and diluted                     142,425        136,576

   The accompanying notes are an integral part of these condensed financial statements.

 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)
 Three Months Ended September 30,

                                    Cumulative During
                                    Development Stage
                                    (July 1, 2004 to
                                   September 30, 2006)   2006         2005
                                   ---------------------------     ----------
 Cash flows from operating
  activities
  Net loss                          $(1,322,276)   $  (103,858)   $  (221,134)
  Adjustments to reconcile net
   loss to cash used in
   operating activities:
     Amortization of debt discount      166,216          3,184         37,068
     Issuance of warrants
       for services                      10,000              -              -
     Write-off of acquired
       in-process research
       and development                  146,819              -              -
     Changes in operating assets
       and liabilities
        Trade accounts receivable             -              -         21,000
        Prepaid and other assets        (26,690)             -          4,627
        Accounts payable and
          accrued liabilities           113,678         59,022          9,059
                                     -------------------------     ----------
 Cash and cash equivalents used
 in operating activities               (912,253)       (41,652)      (149,380)

 Cash flows from investing activities
   Cash and cash equivalents provided
     by investing activities                  -              -              -

 Cash flows from financing activities
   Preferred stock dividend paid        (20,067)             -              -
   Proceeds from issuance of
     notes payable                      951,700         50,000        150,000
                                     -------------------------     ----------
   Cash and cash equivalents provided
     by financing activities            931,633         50,000        150,000


 Net increase in cash and
   cash equivalents                      19,380          8,348            620

 Cash and cash equivalents,
   beginning of period                        -         11,032         53,337
                                     -------------------------     ----------
 Cash and cash equivalents,
   end of period                    $    19,380    $    19,380    $    53,957
                                     =========================     ==========

   The accompanying notes are an integral part of these condensed financial statements.

                         VPGI CORP. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2006
                                 (Unaudited)


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

      On September 5, 2006, stockholders approved a one for fifty (1:50) reverse split of all outstanding shares of the Company's common stock and the reverse split was implemented on September 18, 2006. The par value remained at $.001 per share and the authorized number of common shares was maintained at 80,000,000. All share and per share data give effect to the reverse stock split, applied retroactively as if it occurred on July 1, 2005

 GOING CONCERN MATTERS

      The Company incurred net losses of $500,941, $717,477 and $20,355 for the years ended June 30, 2006, 2005 and 2004, respectively. The Company incurred a net loss of $103,858 for the three months ended September 30, 2006. In addition, at September 30, 2006, the Company had negative working capital of $1,202,942 and negative stockholders equity of $1,147,412. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      The Company is actively seeking a merger candidate, an acquisition of a viable business or a buyer of the corporate entity.

      On November 6, 2006, substantially all outstanding debt was eliminated as explained in the "Subsequent Events" footnote.

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

 NOTES PAYABLE

      On November 10, 2004 the Company entered into a note payable with Trident Growth Fund, L.P. ("Trident") for $700,000, at an annual interest rate of 14%, maturing on November 10, 2005. The loan is collateralized by a security interest in Company assets. Interest is payable monthly in cash.

      On August 10, 2005 the loan agreement was modified to change the loan amount from $700,000 to $750,000 and the Company entered into an additional note payable with Trident for $50,000 at an annual interest rate of 14%, maturing on August 10, 2006. In connection with the $50,000 loan, the Company issued warrants to purchase 36,000 shares of its Common Stock, exercisable for five years at an exercise price of $.10 per share. The warrants were valued at approximately $3,500.

      On September 19, 2005 the loan agreement was again modified to change the loan amount from $750,000 to $850,000 and the Company entered into an additional note payable with Trident for $100,000 at an annual interest rate of 14%, maturing on September 19, 2006. In connection with the $100,000 loan, the Company issued warrants to purchase 72,000 shares of its Common Stock, exercisable for five years at an exercise price of $.10 per share. The warrants were valued at approximately $6,000.

      On June 27, 2006 the loan agreement was again modified to change the loan amount from $950,000 to $996,000 and the Company entered into an additional note payable with Trident for $46,000 at an annual interest rate of 14%, maturing on February 7, 2007. In connection with the $46,000 loan, the Company issued warrants to purchase 1,520 shares of its Common Stock, exercisable for five years at an exercise price of $5.00 per share. The warrants were valued at approximately $3,345.

      On July 19, 2006 the loan agreement was again modified to change the loan amount from $996,000 to $1,046,000 and the Company entered into an additional note payable with Trident for $50,000 at an annual interest rate of 14%, maturing on February 7, 2007.

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


 CONVERSION OF PREFERRED STOCK

      On September 20, 2006, the holder of 30,000 shares of the Company's Series A Preferred Stock, representing all of the issued and outstanding shares of Series A Preferred Stock, converted its holdings into shares of the Company's par value $.001 common stock ("Common Stock"). The preferred stock had a liquidation value of $30,000 and was converted into 600 shares of Common Stock at a conversion price of $50.00 per share.

      On September 20, 2006, the holder of one (1) share of the Company's Series H Preferred Stock converted its holdings into Common Stock. The preferred stock had a liquidation value of $25,000 and was converted into five (5) shares of Common Stock at a conversion price of $6,000.00 per share. After the conversion, one (1) share of Series H Preferred Stock remained issued and outstanding.

      On September 20, 2006, the holder of 86 shares of the Company's Series 2002-G Preferred Stock converted its holdings into Common Stock. The preferred stock had a liquidation value of $2,150,000 and was converted into 28,667 shares of Common Stock at a conversion price of $75.00 per share. After the conversion, sixty-six (66) shares of Series 2002-G Preferred Stock remained issued and outstanding.

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

 CONCENTRATION OF CREDIT RISK

      There were no revenues or accounts receivable in the three months ended September 30, 2006.

 RECENT PRONOUNCEMENTS

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

      The Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures as of the end of the year ending June 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. As discussed in Note I to the Company's 2006 10K, the Company is in the process of terminating its defined benefit postretirement plan and settling its benefit obligations. Based upon information as the measurement date of June 1, 2006, the impact of SFAS 158 would be to increase assets by $14,470 and increase equity by $14,470. The actual impact of adoption of SFAS 158 could differ significantly from these estimates due to potential changes in underlying economic conditions which influence the assumptions used in the actuarial valuation of plan assets and obligations, including returns on pension assets, pension contributions and changes in interest rates.

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

                                Three Months Ended
                                September 30, 2005
                                ------------------
      Service cost                  $        -
      Interest cost                      6,479
      Expected return on
        plan assets                     (6,584)
                                     ---------
      Net periodic
        benefit cost                $     (105)
                                     =========

 SUBSEQUENT EVENTS

      On November 1, 2006, the holder of one (1) share of the Company's Series H Preferred Stock converted its holdings into Common Stock. The preferred stock had a liquidation value of $25,000 and was converted into five (5) shares of Common Stock at a conversion price of $6,000.00 per share. After the conversion, no shares of Series H Preferred Stock remained issued and outstanding.

      On November 6, 2006, the holder of 60 shares of the Company's Series 2002-G Preferred Stock converted its holdings into Common Stock. The preferred stock had a liquidation value of $1,500,000 and was converted into 20,000 shares of Common Stock at a conversion price of $75.00 per share. After the conversion, six (6) shares of Series 2002-G Preferred Stock remained issued and outstanding.

      On November 6, 2006, the holder of 175 shares of the Company's Series 2004-L Preferred Stock converted its holdings and accrued dividends into shares of our par value $.001 common stock ("Common Stock"). The preferred stock had a liquidation value of $1,750,000 and had accrued dividends payable of $323,419; the preferred stock and accrued dividends were converted into 2,073,419 shares of Common Stock at a conversion price of $1.00 per share. After the conversion, no shares of Series 2004-L Preferred Stock remained issued and outstanding.

      On November 6, 2006, the Note Payable of $1,048,700 and accrued interest of $131,013 with Trident Growth Fund, L.P. was converted into 4,718,852 shares of Common Stock at a conversion price of $0.25 per share. This transaction eliminated substantially all of the Company's outstanding debt.


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

                                   Overview

      The Company previously offered enhanced digital media solutions, as well as contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration software products and services. This operation was discontinued in December 2002. We acquired Venture Pacific Group, Inc. ("VPG") in November 2004 to capitalize upon and apply our technical expertise and our existing technologies to the field of radio frequency identification ("RFID"). We plan to participate in other business ventures and opportunities as they may present themselves. Our new business model continues in the development stage and we are actively seeking a merger candidate, an acquisition of a viable business or a buyer of the corporate entity.

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended September 30, 2006. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2006.

                            Results of Operations

      Revenues. We report no revenues for the three months ended September 30, 2006 and no revenues for the three months ended September 30, 2005.

      Gross Margin. Gross margin was zero for the three months ended September 30, 2006 and the three months ended September 30, 2005.

      Operating Expenses. Total operating expenses for the three months ended September 30, 2006 decreased to $64,434 compared to $158,252 for the same quarter last year. Significant components of operating expenses for the three months ended September 30, 2006 and 2005 consisted of the following:

                                          2006            2005
                                        --------        --------
 Compensation                          $      --       $  79,218
 Legal expense and professional fees      38,725          25,889
 Other                                    25,709          53,145
                                        --------        --------
 Total                                 $  64,434       $ 158,252
                                        ========        ========

      "Other" expenses include public company cost, telephone, office, insurance and other general and administrative expenses. The decrease in operating expenses for the period is attributable to limited operations.

                       Liquidity and Capital Resources

      Cash Flows From Operations. Cash used in operations for the three months ended September 30, 2006 and 2005 were $41,652 and $149,380, respectively.

      Cash Flows From Investing Activities. During the three months ended September 30, 2006, we engaged in no investing activities. During the three months ended September 30, 2005 we engaged in no investing activities.

      Cash Flows from Financing Activities. During the three months ended September 30, 2006, $50,000 was provided by financing activities. During the three months ended September 30, 2005 approximately $150,000 was provided by financing activities. The primary components of the financing activities for the three months ended September 30, 2006 and September 30, 2005 were $50,000 and $150,000 proceeds from the issuance of short-term debt, respectively.

                                Going Concern

      The Company incurred net losses of $500,941, $717,477 and $20,355 for the years ended June 30, 2006, 2005 and 2004, respectively. The Company incurred a net loss of $103,858 for the three months ended September 30, 2006. In addition, at September 30, 2006, the Company had negative working capital of $1,202,942 and negative stockholders equity of $1,147,412. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and we are not a party to any leveraged financial instruments. We are exposed to interest rate risk primarily through our borrowing activities, which are described in the "Notes Payable" Note to the Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year ended June 30, 2006, which is incorporated herein by reference.


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


                         PART II - OTHER INFORMATION

 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On September 20, 2006, the holder of 30,000 shares of our Series A Preferred Stock, representing all of the issued and outstanding shares of Series A Preferred Stock, converted its holdings into Common Stock. The preferred stock had a liquidation value of $30,000 and was converted into 600 shares of Common Stock at a conversion price of $50.00 per share.

      On September 20, 2006, the holder of one (1) share of our Series H Preferred Stock converted its holdings into Common Stock. The preferred stock had a liquidation value of $25,000 and was converted into five (5) shares of Common Stock at a conversion price of $6,000.00 per share. After the conversion, one (1) share of Series H Preferred Stock remained issued and outstanding.

      On September 20, 2006, the holder of 86 shares of our Series 2002-G Preferred Stock converted its holdings into shares of our par value $.001 common stock ("Common Stock"). The preferred stock had a liquidation value of $2,150,000 and was converted into 28,667 shares of Common Stock at a conversion price of $75.00 per share. After the conversion, sixty-six (66) shares of Series 2002-G Preferred Stock remained issued and outstanding.

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

      FOR [5,208,256]        AGAINST [216,855]        ABSTAIN [4,860]


 ITEM 5.   OTHER INFORMATION

      On November 1, 2006, the holder of one (1) share of our Series H Preferred Stock converted its holdings into Common Stock. The preferred stock had a liquidation value of $25,000 and was converted into five (5) shares of Common Stock at a conversion price of $6,000.00 per share. After the conversion, no shares of Series H Preferred Stock remained issued and outstanding.

      On  November 6, 2006,  the holder  of 60  shares of  our Series  2002-G
 Preferred Stock converted its holdings into Common Stock. The preferred stock had a liquidation value of $1,500,000 and was converted into 20,000 shares of Common Stock at a conversion price of $75.00 per share. After the conversion, six (6) shares of Series 2002-G Preferred Stock remained issued and outstanding.

      On November 6, 2006, the holder of 175 shares of our Series 2004-L Preferred Stock, which represented all of the issued and outstanding shares of Series 2004-L Preferred Stock, converted its holdings into Common Stock. The preferred stock had a liquidation value of $1,750,000 and had accrued dividends payable of $323,419; the preferred stock and accrued dividends were converted into a total of 2,073,419 shares of Common Stock at a conversion price of $1.00 per share.

      On November 6, 2006, the terms of the loan agreement with Trident covering our outstanding convertible debt were modified to reduce the conversion price from the 3-day average closing price of our Common Stock ($2.75 per share as of November 6, 2006) to $0.25 per share. The entire outstanding principal balance and accrued interest totaling $1,179,713 was then converted into 4,718,852 shares of Common Stock, in full satisfaction of the debt. The general effect of such modification upon the rights of the holder of the securities is that the holder received 4,289,865 shares of Common Stock more than it would have received if it had converted the debt without the modification. The benefit of the modification to the Company is that virtually all of our outstanding debt was eliminated.

      The conversion of the convertible preferred stock and convertible debt into equity securities by Trident resulted in a change in control of the Company, in that Trident acquired beneficial ownership of approximately 97% of the voting securities of the Company. Prior to the transaction, control rested with approximately 15,000 of our public shareholders, including one shareholder who held beneficial ownership of approximately 30% and another shareholder who held beneficial ownership of approximately 5% of our voting securities. There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters. To our knowledge, there are currently no arrangements in effect that may at a subsequent date result in a change in control of the Company.

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

                               VPGI Corp.
                               (Registrant)

                               By:   /s/ JOSEPH R. ROZELLE
                                     ---------------------
                                     JOSEPH R. ROZELLE
                                     Chief Executive Officer
                                     and Principal Financial Officer

 Date:  November 14, 2006

                                  VPGI CORP.
                               and Subsidiaries

                                 EXHIBIT INDEX

 Exhibit Number             Description of Exhibits
 ----------------------------------------------------------------------------
 10.1 * Third Amendment to Loan Agreement dated November 10, 2004 between the Company and Trident Growth Fund, LP.

 10.2 * Fourth Amendment to Loan Agreement dated November 10, 2004 between the Company and Trident Growth Fund, LP.

 10.3 * Fifth Amendment to Loan Agreement dated November 10, 2004 between the Company and Trident Growth Fund, LP.

 31   * Certification of Chief Executive Officer and Principal Financial
        Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32   * Certification of Chief Executive Officer and Principal Financial
        Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.
 _______________
 *  Filed herewith.