Form 10-Q
period 2006-12-31
VPGI CORP
filed 2007-02-14
CIK 755229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ____     NO X

At February 14, 2007, there were 7,707,791 shares of Registrant's common stock outstanding.

	GENERAL INDEX
		Page Number

	PART I.
	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4.	CONTROLS AND PROCEDURES	12

	PART II.
	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 5.	OTHER INFORMATION	13

ITEM 6.	EXHIBITS	13

SIGNATURES		13

EXHIBIT INDEX		14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VPGI Corp. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	December 31	June 30
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,791	$11,032
Prepaid expenses	21,182	21,132

Total current assets	22,973	32,164

OTHER ASSETS
Pension surplus	55,530	55,530

Total other assets	55,530	55,530

Total assets	$78,503	$87,694

The accompanying notes are an integral part of these condensed financial statements.

VPGI Corp. and Subsidiaries
(A Development Stage Company
Condensed Consolidated Balance Sheets

	December 31	June 30
	2006	2006
LIABILITIES AND STOCKHOLDERS' DEFICIT	(Unaudited)

CURRENT LIABILITIES
Note payable, net of deferred loan costs	$-	$989,951
Trade accounts payable	81,967	19,145
Accrued expenses	36,340	122,152

Total liabilities	118,307	1,131,248

STOCKHOLDERS' DEFICIT

Preferred stock, cumulative, $1.00 par value; 1,000,000 shares authorized:
Series A, -0- and 30,000 shares issued and outstanding
at December 31 and June 30, 2006, respectively
(liquidation preference of $0 and $30,000 at
December 31 and June 30, 2006, respectively)	--	30,000
Series H, -0- and 2 shares issued and outstanding at
December 31 and June 30, 2006, respectively
(liquidation preference of $0 and $50,000 at
December 31 and June 30, 2006, respectively)	--	2
Series K, 20 shares issued and outstanding
(liquidation preference of $500,000)	20	20
Series 2002-G, 6 and 152 shares issued and outstanding
at December 31 and June 30, 2006, respectively
(liquidation preference of $150,000 and $3.8 million
at December 31 and June 30, 2006, respectively)	6	152
Series 2004-L, -0- and 175 shares issued and
outstanding at December 31 and June 30, 2006,
respectively (liquidation preference of $0 and $1.75	-	175
million at December 31 and June 30, 2006,
respectively

Common stock, $.001 par value; 80,000,000 shares
authorized; 6,980,791 and 137,909 shares issued and outstanding at December 31 and June 30, 2006, respectively	6,981	138
Additional paid in capital	62,027,509	60,506,462
Accumulated deficit	(60,362,084)	(60,362,085)
Deficit accumulated during development stage	(1,712,236)	(1,218,418)

Total stockholders' deficit	(39,804)	(1,043,554)

Total liabilities and stockholders' deficit	$78,503	$87,694

The accompanying notes are an integral part of these condensed financial statements.

VPGI Corp. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited

	Cumulative During Development Stage	Three months ended		Six months ended
	(July 1, 2004 to December	Dec 31	Dec 31	Dec 31	Dec 31
	31, 2006)	2006	2005	2006	2005
Revenues
Product sales	$5,548	$-	$-	$-	$-
Consulting and support services	6,695	-	-	-	-

Total revenues	12,243	-	-	-	-

Cost of products and services
Cost of product sales	-	-	-	-	-
Cost of consulting and support services	-	-	-	-	-

Total cost of products and services	-	-	-	-	-

Gross margin	12,243	-	-	-	-

Operating expenses
General and administrative	1,009,904	57,580	88,802	122,014	247,054

Total operating expenses	1,009,904	57,580	88,802	122,014	247,054

Operating loss	(997,661)	(57,580)	(88,802)	(122,014)	(247,054)

Other (income) expense
Other income	(7,559)	-	-	-	-
Interest expense	398,715	8,961	49,274	48,385	112,156

Total other (income) expense	391,156	8,961	49,274	48,385	112,156

Net loss	(1,388,817)	(66,541)	(138,076)	(170,399)	(359,210)

Dividend requirements on preferred stock		(-)	(62,325)	(62,240)	(124,494)

Net loss attributable to common stockholders		$(66,541)	$(200,401)	$(232,639)	$(483,704)

Net loss per share attributable to common stockholders - basic and diluted		$(.02)	$(1.46)	$(0.11)	$(3.53)

Weighted average common shares outstanding - basic and diluted		4,241,072	137,257	2,191,748	136,916

The accompanying notes are an integral part of these condensed statements.

VPGI CORP. and Subsidiaries
(A Development Stage Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended December 31,

	Cumulative During Development Stage (July 1, 2004 to December 31, 2006)	2006	2005
Cash flows from operating activities
Net loss	$(1,388,817)	$(170,399)	$(359,210)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	166,216	3,184	56,592
Issuance of warrants for services	10,000	-	-
Write-off of acquired in-process research and Development	146,819	-	-
Changes in operating assets and liabilities
Trade accounts receivable	-	-	21,000
Prepaid and other assets	(26,740)	(50)	4,625
Accounts payable and accrued liabilities	162,680	108,024	82,397

Cash and cash equivalents used in operating activities	(929,842)	(59,241)	(194,596)

Cash flows from investing activities
Cash and cash equivalents used in investing activities	-	-	-

Cash flows from financing activities
Preferred stock dividend paid	(20,067)	-	-
Proceeds from issuance of notes payable	951,700	50,000	150,000

Cash and cash equivalents provided by financing activities	931,633	50,000	150,000

Net increase (decrease) in cash and cash equivalents	1,791	(9,241)	(44,595)
Cash and cash equivalents, beginning of period	-	11,032	53,337

Cash and cash equivalents, end of period	$1,791	$1,791	$8,742

The accompanying notes are an integral part of these condensed statements

.

VPGI CORP. and Subsidiaries
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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

The Company incurred net losses of $500,941, $717,477 and $20,355 for the years ended June 30, 2006, 2005 and 2004, respectively. The Company incurred a net loss of $170,399 for the six months ended December 31, 2006. In addition, at December 31, 2006, the Company had negative working capital of $95,334 and negative stockholders equity of $39,804. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is actively seeking a merger candidate, an acquisition of a viable business or a buyer of the corporate entity.

On November 6, 2006, substantially all outstanding debt was eliminated as explained in the footnote "NOTES PAYABLE."

The financial statements do not include any adjustment to reflect the possible effects on the recoverability and classification of assets or liabilities which may result from the inability of the Company to continue as a going concern.

DEVELOPMENT STAGE COMPANY

The Company previously offered enhanced digital media solutions, as well as contact center customer service solutions through CIMphony™, a suite of computer telephony integration software products and services. This operation was discontinued in December 2002. Effective July 1, 2004, the Company's management has devoted substantially all of its time to the planning and acquisition of new operations. On November 10, 2004, the Company acquired Venture Pacific Group, Inc. ("VPG") to capitalize upon and apply its technical expertise and its existing technologies to the field of radio frequency identification ("RFID"). Since November 10, 2004, the Company has been relying primarily on borrowings for its primary source of cash flow. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standard No. 7, Accounting and Reporting by Development Stage Enterprises.

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

CONCENTRATION OF CREDIT RISK

There were no revenues or accounts receivable in the six months ended December 31, 2006.

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

Six Months Ended December 31, 2006
Service cost	$ -
Interest cost	6,479
Expected return on plan assets	(6,584)
Net periodic benefit cost	$ (105)

SUBSEQUENT EVENTS

On January 18, 2007, the holder of 20 shares of the Company's Series 2002-K Preferred Stock, representing all of the issued and outstanding shares of Series 2002-K Preferred Stock, converted its holdings into Common Stock. The preferred stock had a liquidation value of $500,000 and was converted into 625,000 shares of Common Stock at a conversion price of $0.80 per share.

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

Overview

The Company previously offered enhanced digital media solutions, as well as contact center customer service solutions through CIMphony™, a suite of computer telephony integration software products and services. This operation was discontinued in December 2002. We acquired Venture Pacific Group, Inc. ("VPG") in November 2004 to capitalize upon and apply our technical expertise and our existing technologies to the field of radio frequency identification ("RFID"). We plan to participate in other business ventures and opportunities as they may present themselves. Our new business model continues in the development stage and we are actively seeking a merger candidate, an acquisition of a viable business or a buyer of the corporate entity.

The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended December 31, 2006. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2006.

Results of Operations

Revenues. We report no revenues for the three months and six months ended December 31, 2006 and no revenues for the three months and six months ended December 31, 2005.

Gross Margin. Gross margin was zero for the three months and six months ended December 31, 2006 and the three months and six months ended December 31, 2005.

Operating Expenses. Total operating expenses for the three months ended December 31, 2006 decreased to $57,580 compared to $88,802 for the same quarter last year. Total operating expenses for the six months ended December 31, 2006 decreased to $122,014 compared to $247,054 for the same period last year. Significant components of operating expenses for the three and six months ended December 31, 2006 and 2005 consisted of the following:

	Three Months Ended		Six Months Ended
	December 31	December 31	December 31	December 31
	2006	2005	2006	2005

Compensation	$-	$10,666	$-	$85,658
Legal expense and professional fees	40,670	8,488	79,395	26,460
Other	16,910	69,648	42,619	134,936

Total	$57,580	$88,802	$122,014	$247,054

"Other" expenses include public company cost, telephone, office, insurance and other general and administrative expenses. The decrease in operating expenses for the period is attributable to the Company's limited business activity during the period.

Liquidity and Capital Resources

Cash Flows From Operations. Cash used in operations for the six months ended December 31, 2006 and 2005 were $59,241 and $194,596 respectively.

Cash Flows From Investing Activities. During the six months ended December 30, 2006 and 2005, we engaged in no investing activities.

Cash Flows from Financing Activities. During the six months ended December 31, 2006, $50,000 was provided by financing activities. During the six months ended December 31, 2005 we received cash of $150,000 proceeds from the issuance of short-term debt.

Going Concern

The Company incurred net losses of $500,941, $717,477 and $20,355 for the years ended June 30, 2006, 2005 and 2004, respectively. The Company incurred a net loss of $170,399 for the six months ended December 31, 2006. In addition, at December 31, 2006, the Company had negative working capital of   $95,334 and negative stockholders equity of $39,804. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 18, 2007, the holder of 20 shares of the Company's Series 2002-K Preferred Stock, representing all of the issued and outstanding shares of Series 2002-K Preferred Stock, converted its holdings into Common Stock. The preferred stock had a liquidation value of $500,000 and was converted into 625,000 shares of Common Stock at a conversion price of $0.80 per share.

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

ITEM 5. OTHER INFORMATION

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

On January 18, 2007, the holder of 20 shares of the Company's Series 2002-K Preferred Stock, representing all of the issued and outstanding shares of Series 2002-K Preferred Stock, converted its holdings into Common Stock. The preferred stock had a liquidation value of $500,000 and was converted into 625,000 shares of Common Stock at a conversion price of $0.80 per share.

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
JOSEPH R. ROZELLE
Chief Executive Officer
and Principal Financial Officer

Date: February 14, 2007

VPGI CORP.
and Subsidiaries

EXHIBIT INDEX

Exhibit Number      Description of Exhibits

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