Form 10-Q
period 2007-03-31
VPGI CORP
filed 2007-05-15
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2007

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

      At May 15, 2007, there were 9,707,791 shares of Registrant's common stock outstanding.

                                GENERAL INDEX
                                                                   Page
                                                                  Number
 ---------------------------------------------------------------------------

                                   PART I.
                            FINANCIAL INFORMATION


 ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........    3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................   10

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...........................................   12

 ITEM 4.   CONTROLS AND PROCEDURES...............................   12


                                   PART II.
                              OTHER INFORMATION


 ITEM 6.   EXHIBITS..............................................   13

 SIGNATURES......................................................   13

 EXHIBIT INDEX...................................................   14

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Balance Sheets

                                                     March 31       June 30
                                                       2007           2006
                                                   -----------    -----------
                                                   (Unaudited)
            ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                      $      1,431   $     11,032
   Prepaid expenses                                     21,875         21,132
                                                   -----------    -----------
            Total current assets                        23,306         32,164

 OTHER ASSETS
   Pension surplus                                      55,530         55,530
                                                   -----------    -----------
            Total other assets                          55,530         55,530
                                                   -----------    -----------

            Total assets                          $     78,836   $     87,694
                                                   ===========    ===========

   The accompanying notes are an integral part of these condensed financial statements.

 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Balance Sheets

                                                     March 31       June 30
                                                       2007           2006
                                                   -----------    -----------
       LIABILITIES AND STOCKHOLDERS' DEFICIT       (Unaudited)

 CURRENT LIABILITIES
   Note payable, net of deferred loan costs       $          -   $    989,951
   Trade accounts payable                               23,508         19,145
   Payable to Affiliate                                 80,500              -
   Accrued expenses                                     36,340        122,152
                                                   -----------    -----------
            Total liabilities                          140,348      1,131,248
                                                   -----------    -----------
 STOCKHOLDERS' DEFICIT

  Preferred stock, cumulative, $1.00 par value;
    1,000,000 shares authorized:
      Series A, -0- and 30,000 shares issued
        and outstanding at March 31, 2007 and
        June 30, 2006, respectively (liquidation
        preference of $0 and $30,000 at March 31,
        2007 and June 30, 2006, respectively)               --         30,000
      Series H, -0- and 2 shares issued and
        outstanding at March 31,2007 and June 30,
        2006, respectively (liquidation preference
        of $0 and $50,000 at March 31, 2007 and
        June 30, 2006, respectively)                        --              2
      Series K, -0- and 20 shares issued and
        outstanding at March 31,2007 and June 30,
        2006, respectively (liquidation preference
        of $500,000)                                        --             20
      Series 2002-G, 6 and 152 shares issued and
        outstanding at March 31, 2007 and June 30,
        2006, respectively (liquidation preference
        of $150,000 and $3.8 million at March 31,
        2007 and June 30, 2006, respectively)                6            152
      Series 2004-L, -0- and 175 shares issued and
        outstanding at March 31, 2007 and June 30,
        2006, respectively (liquidation preference
        of $0 and $1.75 million at March 31, 2007
        and June 30, 2006, respectively                     --            175

   Common stock, $.001 par value; 80,000,000
     shares authorized; 7,707,791 and 137,909
     shares issued and outstanding at March 31,
     2007 and June 30, 2006, respectively                7,708            138
   Additional paid in capital                       62,051,902     60,506,462
   Accumulated deficit                             (60,362,084)   (60,362,085)
   Deficit accumulated during development stage     (1,759,044)    (1,218,418)
                                                   -----------    -----------
      Total stockholders' deficit                      (61,512)    (1,043,554)
                                                   -----------    -----------
      Total liabilities and stockholders' deficit $     78,836   $     87,694
                                                   ===========    ===========

   The accompanying notes are an integral part of these condensed financial statements.


 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Statements
 of Operations (Unaudited)

                              Cumulative During     Three months ended         Nine months ended
                              Development Stage  ------------------------  ------------------------
                              (July 1, 2004 to    March 31     March 31     March 31     March 31
                               March 31, 2007)      2007         2006         2007         2006
                              -----------------------------   -----------  -----------  -----------
 Revenues
   Product sales               $     5,548        $       -    $        -   $        -   $        -
   Consulting and
     support services                6,695                -             -            -            -
                                ---------------------------     ---------    ---------    ---------

     Total revenues                 12,243                -             -            -            -

 Cost of products and services
   Cost of product sales                 -                -             -            -            -
   Cost of consulting and
     support services                    -                -             -            -            -
                                ---------------------------     ---------    ---------    ---------
     Total cost of products
       and services                      -                -             -            -            -

 Gross margin                       12,243                -             -            -            -

 Operating expenses
   General and administrative    1,056,712           46,808        26,723      168,822      273,778
                                ---------------------------     ---------    ---------    ---------
     Total operating expenses    1,056,712           46,808        26,723      168,822      273,778
                                ---------------------------     ---------    ---------    ---------
     Operating loss             (1,044,469)         (46,808)      (26,723)    (168,822)    (273,778)

 Other (income) expense
   Other income                     (7,559)               -             -            -            -
   Interest expense                398,715                -        36,966       48,385      149,122
                                ---------------------------     ---------    ---------    ---------
   Total other (income)
     expense                       391,156                -        36,966       48,385      149,122
                                ---------------------------     ---------    ---------    ---------

     Net loss                  $(1,435,625)       $ (46,808)   $  (63,689)  $ (217,207)  $ (422,900)
                                ===========================     =========    =========    =========
 Dividend requirements
   on preferred stock                                     -       (62,325)     (62,240)    (186,975)
                                                   --------     ---------    ---------    ---------
 Net loss attributable
   to common stockholders                         $ (46,808)   $ (126,014)  $ (279,447)  $ (609,875)
                                                   ========     =========    =========    =========
 Net loss per share
   attributable to common
   stockholders - basic
   and diluted                                    $   (0.01)   $   (0.91)   $    (0.07)  $    (4.44)
                                                   ========     ========     =========    =========
 Weighted average common
   shares outstanding -
   basic and diluted                              7,562,391      137,909     3,955,828      137,465

  The accompanying notes are an integral part of these condensed statements.


 VPGI CORP. and Subsidiaries
 (A Development Stage Company)
 Condensed Consolidated Statements of Cash Flows (Unaudited)
 Nine Months Ended March 31,

                                   Cumulative During
                                   Development Stage
                                   (July 1, 2004 to
                                    March 31, 2007)     2007          2006
                                   ---------------------------     ----------
 Cash flows from operating
   activities
  Net loss                          $(1,435,625)   $  (217,207)   $  (422,900)
  Adjustments to reconcile net
    loss to cash used in
    operating activities:
      Amortization of debt discount     166,216          3,184         59,058
      Issuance of restricted stock
        and warrants for services        35,000         25,000              -
      Write-off of acquired
        in-process research and
           development                  146,819              -              -
       Changes in operating assets
         and liabilities
          Trade accounts receivable           -              -         21,000
          Prepaid and other assets      (27,433)          (743)         4,627
          Accounts payable and
            accrued liabilities         184,721        130,065         38,880
                                     -------------------------     ----------
 Cash and cash equivalents used
   in operating activities             (930,302)       (59,701)      (299,335)

 Cash flows from investing activities
 Cash and cash equivalents used in
   investing activities                       -              -              -

 Cash flows from financing activities
   Preferred stock dividend paid        (20,067)             -              -
   Redemption of Warrants                   100            100                -
   Proceeds from issuance of
     notes payable                      951,700         50,000        250,000
                                     -------------------------     ----------

  Cash and cash equivalents provided
    by financing activities             931,733         50,100        250,000

  Net increase (decrease) in cash
    and cash equivalents                  1,431         (9,601)       (49,335)

  Cash and cash equivalents,
    beginning of period                       -         11,032         53,337
                                     -------------------------     ----------
  Cash and cash equivalents,
    end of period                   $     1,431    $     1,431    $     4,002
                                     =========================     ==========

  The accompanying notes are an integral part of these condensed statements.

                         VPGI CORP. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2007
                                 (Unaudited)

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

 On September 5, 2006, stockholders approved a one for fifty (1:50) reverse split of all outstanding shares of the Company's common stock and the reverse split was implemented on September 18, 2006. The par value remained at $.001 per share and the authorized number of common shares was maintained at 80,000,000. All share and per share data give effect to the reverse stock split, applied retroactively as if it occurred on July 1, 2005.

 GOING CONCERN MATTERS

      The Company incurred net losses of $500,941, $717,477 and $20,355 for the years ended June 30, 2006, 2005 and 2004, respectively. The Company incurred a net loss of $217,207 for the nine months ended March 31, 2007. In addition, at March 31, 2007, the Company had negative working capital of $117,042 and negative stockholders equity of $61,512. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

 DEVELOPMENT STAGE COMPANY

      The Company previously offered enhanced digital media solutions, as well as contact center customer service solutions through CIMphony[TM], a suite of computer telephony integration software products and services. This operation was discontinued in March 2002. Effective July 1, 2004, the Company's management has devoted substantially all of its time to the planning and acquisition of new operations. On November 10, 2004, the Company acquired Venture Pacific Group, Inc. ("VPG") to capitalize upon and apply its technical expertise and its existing technologies to the field of radio frequency identification ("RFID"). Since November 10, 2004, the Company has been relying primarily on borrowings for its primary source of cash flow. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standard No. 7, Accounting and Reporting by Development Stage Enterprises.

 NOTES PAYABLE

      On November 10, 2004 the Company entered into a note payable with Trident Growth Fund, L.P. ("Trident") for $700,000, at an annual interest rate of 14%, maturing on November 10, 2005. The loan was collateralized by a security interest in Company assets. Interest was payable monthly in cash.

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

 CONVERSION OF PREFERRED STOCK

      On September 20, 2006, the holder of 30,000 shares of the Company's Series A Preferred Stock, representing all of the issued and outstanding shares of Series A Preferred Stock, converted its holdings into shares of the Company's par value $.001 common stock ("Common Stock"). The preferred stock had a liquidation value of $30,000 and was converted into 600 shares of Common Stock at a conversion price of $50 per share.

      On September 20, 2006, the holder of one (1) share of the Company's Series H Preferred Stock converted its holdings into Common Stock. The preferred stock had a liquidation value of $25,000 and was converted into five (5) shares of Common Stock at a conversion price of $6,000 per share. After the conversion, one (1) share of Series H Preferred Stock remained issued and outstanding.

      On September 20, 2006, the holder of 86 shares of the Company's Series 2002-G Preferred Stock converted its holdings into Common Stock. The preferred stock had a liquidation value of $2,150,000 and was converted into 28,667 shares of Common Stock at a conversion price of $75 per share. After the conversion, sixty-six (66) shares of Series 2002-G Preferred Stock remained issued and outstanding.

      On November 1, 2006,  the  holder  of one  (1) share  of our  Series  H
 Preferred Stock converted its holdings into Common Stock. The preferred stock had a liquidation value of $25,000 and was converted into five (5) shares of Common Stock at a conversion price of $6,000 per share. After the conversion, no shares of Series H Preferred Stock remained issued and outstanding.

      On November 6, 2006, the holder of 60 shares of our Series 2002-G Preferred Stock converted its holdings into Common Stock. The preferred stock had a liquidation value of $1,500,000 and was converted into 20,000 shares of Common Stock at a conversion price of $75 per share. After the conversion, six (6) shares of Series 2002-G Preferred Stock remained issued and outstanding.

      On November 6, 2006, the holder of 175 shares of our Series 2004-L Preferred Stock, which represented all of the issued and outstanding shares of Series 2004-L Preferred Stock, converted its holdings into Common Stock. The preferred stock had a liquidation value of $1,750,000 and had accrued dividends payable of $323,419; the preferred stock and accrued dividends were converted into a total of 2,073,419 shares of Common Stock at a conversion price of $1 per share.

      On January 18, 2007, the holder of 20 shares of our Series 2002-K Preferred Stock, which represented all of the issued and outstanding shares of Series 2002-K Preferred Stock, converted its holdings into Common Stock. The preferred stock had a liquidation value of $500,000; the preferred stock was converted into a total of 625,000 shares of Common Stock at a conversion price of $0.80 per share.

 OTHER SHARE ISSUANCES

      On January 18, 2007, the holder of warrants to purchase our par value $.001 common stock ("Common Stock") exercised all of its warrants at an exercise price of $0.05 per share and received 2,000 shares of our Common Stock. On January 18, 2007, we issued to our Chief Executive Officer, for services, 50,000 shares of our Common Stock. The fair value of these services was $12,500. On January 18, 2007, we issued to a consultant, for services, 50,000 shares of our Common Stock. The fair value of these services was $12,500.

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

 PAYABLE TO AFFILIATE

      During the quarter ended March 31, 2007, the Company entered into an agreement with a privately held company in which the privately held company agreed to pay certain expenses for VPGI Corp in exchange for a non-interest bearing note payable on demand. The privately held company is partially owned by Trident, which also owns approximately 91% of the outstanding Common Stock of the Company.

 BUSINESS SEGMENT INFORMATION

      The Company discontinued normal operations in December, 2002. Since that date, no business segments have existed.

 CONCENTRATION OF CREDIT RISK

      There were no revenues or accounts receivable in the nine months ended March 31, 2007.

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

      The Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures for the year ending June 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position is effective for fiscal years ending after March 15, 2008. As discussed in Note I to the Company's 2006 10K, the Company is in the process of terminating its defined benefit postretirement plan and settling its benefit obligations. Based upon information as the measurement date of June 1, 2006, the impact of SFAS 158 would be to increase assets by $14,470 and increase equity by $14,470. The actual impact of adoption of SFAS 158 could differ significantly from these estimates due to potential changes in underlying economic conditions which influence the assumptions used in the actuarial valuation of plan assets and obligations, including returns on pension assets, pension contributions and changes in interest rates.

      In July 2006 the Financial Accounting Standards Board issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. This Interpretation prescribes two steps in evaluating uncertainty in income taxes. The steps include a recognition threshold and measurement attribute. In the recognition threshold step the Company determines whether it is more-likely-than-not that a tax position will be sustained based on the technical merits of the position. The Company should presume that the position will be examined by the appropriate taxing authority with their having full knowledge of all relevant information. In the measurement attribute step, the Company will evaluate its tax position that meets the more-likely-than-not recognition threshold. The benefit is measured to determine the amount to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 is effective for fiscal years ending after December 15, 2006. The Company is evaluating the effect, if any, that the adoption of FIN 48 will have on its financial statements.

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

                                   Nine Months Ended
                                     March 31, 2006
                                     --------------
    Service cost                       $       -
    Interest cost                         19,436
    Expected return on plan assets       (19,752)
                                        --------
    Net periodic benefit cost          $    (316)
                                        ========

 SUBSEQUENT EVENTS

 On May 1, 2007 the Company executed an Asset Purchase Agreement (the "Agreement") with Trident Growth Fund, LP ("Trident") and the transaction was completed on the same date. Pursuant to the Agreement, the Company acquired certain assets (the "Assets") from Trident, generally described as software, trademarks and other intellectual properties formerly held by
 People Solution, Inc., which Assets were acquired by Trident in a foreclosure of Trident's security interest in the Assets on May 30, 2006. Consideration paid by the Company for the acquisition of the Assets consists of two million (2,000,000) shares of par value $.001 common stock of the Company ("Common Stock"). Management has valued the consideration paid for the assets at approximately $500,000, based on a negotiated price of $.25 per share of its Common Stock for the conversion of substantially all of its outstanding debt held by Trident into Common Stock on or about November 6, 2006. The principle followed in determining the amount of such consideration was an estimation of the approximate value of the Assets.


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

                                   Overview

      The Company previously offered enhanced digital media solutions, as well as contact center customer service solutions through CIMphony[TM], a suite o f computer telephony integration software products and services. This operation was discontinued in March 2002. We acquired Venture Pacific Group, Inc. ("VPG") in November 2004 to capitalize upon and apply our technical expertise and our existing technologies to the field of radio frequency identification ("RFID"). We plan to participate in other business ventures and opportunities as they may present themselves. Our new business model continues in the development stage and we are actively seeking a merger candidate, an acquisition of a viable business or a buyer of the corporate entity.

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended March 31, 2007. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2006.

                            Results of Operations

      Revenues. We report no revenues for the three months and nine months ended March 31, 2007 and no revenues for the three months and nine months ended March 31, 2006.

      Gross Margin.   Gross margin  was zero for  the three  months and  nine
 months ended March 31, 2007 and the three months and nine months ended March 31, 2006.

      Operating Expenses. Total operating expenses for the three months ended March 31, 2007 increased to $46,808 compared to $26,723 for the same quarter last year. Total operating expenses for the nine months ended March 31, 2007 decreased to $168,822 compared to $273,778 for the same period last year. Significant components of operating expenses for the three and nine months ended March 31, 2007 and 2006 consisted of the following:

                           Three Months Ended      Nine Months Ended
                           March 31   March 31     March 31    March 31
                             2007       2006         2007        2006
                           -------    -------      -------     -------
 Compensation             $      -   $      -     $      -    $ 85,658
 Legal expense and          45,437      5,000      124,832      31,460
   professional fees
 Other                       1,371     21,723       43,990     156,660
                           -------    -------      -------     -------
 Total                    $ 46,808   $ 26,723     $168,822    $273,778
                           =======    =======      =======     =======

      "Other" expenses include public company cost, telephone, office, insurance and other general and administrative expenses. The decrease in operating expenses for the nine months ended March 31, 2007 is attributable to the Company's limited business activity during the period.

                       Liquidity and Capital Resources

      Cash  Flows  From  Operations.  Cash  used  in  operations for the nine
 months  ended  March  31,   2007  and  2006   were  $59,701  and   $299,335,
 respectively.

      Cash Flows From Investing Activities. During the nine months ended March 31, 2007 and 2006, we engaged in no investing activities.

      Cash Flows from Financing Activities. During the nine months ended March 31, 2007, $50,100 was provided by financing activities. During the nine months ended March 31, 2006 we received cash of $250,000 from the issuance of short-term debt.

                                Going Concern

      The Company incurred net losses of $500,941, $717,477 and $20,355 for the years ended June 30, 2006, 2005 and 2004, respectively. The Company incurred a net loss of $217,207 for the nine months ended March 31, 2007. In addition, at March 31, 2007, the Company had negative working capital of $117,042 and negative stockholders equity of $61,512. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      We are actively seeking a merger candidate, an acquisition of a viable business or a buyer of the corporate entity.

      The financial statements do not include any adjustment to reflect the possible effects on the recoverability and classification of assets or liabilities which may result from the inability of the Company to continue as a going concern.

                               Subsequent Event

      On May 1, 2007 we executed an Asset Purchase Agreement (the "Agreement") with Trident Growth Fund, LP ("Trident") and the transaction was completed on the same date. Pursuant to the Agreement, we acquired certain assets (the "Assets") from Trident, generally described as software, trademarks and other intellectual properties formerly held by People Solution, Inc., which Assets were acquired by Trident in a foreclosure of Trident's security interest in the Assets on May 30, 2006. Trident is the beneficial owner of approximately 91% of the Company according to a Schedule 13D filed by Trident on November 6, 2006. Consideration paid by the Company for the acquisition of the Assets consists of two million (2,000,000) shares of par value $.001 common stock of the Company ("Common Stock"). Management has valued the consideration paid for the Assets at approximately $500,000, based on a negotiated price of $.25 per share of its Common Stock for the conversion of substantially all of its outstanding debt held by Trident into Common Stock on or about November 6, 2006.


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

                               VPGI Corp.
                               (Registrant)

                               By:   /s/ JOSEPH R. ROZELLE
                                     ---------------------
                                     JOSEPH R. ROZELLE
                                     Chief Executive Officer
                                     and Principal Financial Officer

 Date:  May 15, 2007

                                  VPGI CORP.
                               and Subsidiaries

                                EXHIBIT INDEX

 Exhibit Number             Description of Exhibits
 ----------------------------------------------------------------------------
 31 * Certification of Chief Executive Officer and Principal Financial
      Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32 * Certification of Chief Executive Officer and Principal Financial
      Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.
 _______________
 *  Filed herewith.