Form 10-K
period 2007-06-30
VPGI CORP
filed 2007-10-17
CIK 755229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2007

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

 Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer  X

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
                                                   YES ____   NO   X

      As of December 31, 2006 the aggregate market value of the common stock held by non-affiliates of the Registrant (168,520 shares) was approximately $337,040, based on the closing sale price of the Common Stock as reported for such date on the OTC Bulletin Board[R] ($2.00). Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on corporate records and
 Schedule 13D/G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. (All share and per share data give effect to a one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2004.)

      At October 12, 2007 there were 9,707,791 shares of Registrant's Common Stock outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE:  exhibits shown on the Exhibit
 Index.

                                GENERAL INDEX

                                                            Page Number

 ITEM l.   BUSINESS............................................. 4

 ITEM 1A.  RISK FACTORS......................................... 5

 ITEM 1B.  UNRESOLVED STAFF COMMENTS........................... 11

 ITEM 2.   PROPERTIES.......................................... 11

 ITEM 3.   LEGAL PROCEEDINGS................................... 11

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. 11

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

 ITEM 6.   SELECTED FINANCIAL DATA............................. 13

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION.................. 14

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................... 17

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......... 19

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................. 19

 ITEM 9A.  CONTROLS AND PROCEDURES............................. 19

 ITEM 9B.  OTHER INFORMATION................................... 19

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND
           CORPORATE GOVERNANCE................................ 19

 ITEM 11.  EXECUTIVE COMPENSATION.............................. 21

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......... 22

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
           AND DIRECTOR INDEPENCENCE........................... 23

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.............. 25

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES............. 26

 SIGNATURES.................................................... 27

 EXHIBIT INDEX................................................. 57

                                  VPGI CORP.

                                    PART I

 ITEM l.   BUSINESS

      (a)  General Development of Business since July 1, 2006

      On May 1, 2007 we acquired certain assets (the "Assets") from Trident Growth Fund L.P. ("Trident"), generally described as software, trademarks and other intellectual properties formerly held by People Solution, Inc., which Assets were acquired by Trident in a foreclosure of Trident's security interest in the Assets on May 30, 2006.

      As of June 18, 2007, we completed the spin off of five of our subsidiaries (the "Subsidiaries"), as set forth below, the same being all of our ownership interest in said Subsidiaries:

        * 100% of Venture Pacific Group, Inc., a Texas corporation, (which owns 100% of its subsidiaries, Test Secure International, Inc. and uniView Technologies Corp., and 80% of its subsidiary, Global Knowledge Group, Inc.);

        * 100% of Uniview Technologies Products Group, Inc., a Texas corporation;

        *  61% of Uniview Softgen Corporation, a Texas corporation;

        * 60% of Uniview Asia Limited, formerly known as China Action Management Limited, a Hong Kong corporation;

        *  100% of Curtis Mathes Corporation, a Delaware corporation;

      (b)  Financial Information about Industry Segments

      No have no business segments.

      (c)  Narrative Description of Business

      We currently conduct no business operations and we are actively seeking a merger candidate, an acquisition of a viable business or a buyer of the corporate entity.

 Patents

      We own U.S. Patent Application Serial No. 10/894,761 ("Multi-Modal Testing Methodology") relating to a method of administering tests in a distributed data processing network.

 Major Customers

      In Fiscal years 2007 and 2006, we reported no revenues. In fiscal year 2005, one customer accounted for virtually all of our consolidated revenues.

 Employees

      As of June 30, 2007, the Company had one employee.

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

      Our certificate of incorporation authorizes the issuance of up to 80,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $1.00 per share. Although we have no current commitments to issue our securities in any acquisition, we will, in all likelihood, issue a number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. We additionally expect to issue a number of shares of our common stock in conversion of currently outstanding convertible preferred stock and convertible debt obligations. Additional shares could be issued in exercise of currently outstanding warrants or stock options. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

         * may significantly dilute the equity interest of our public shareholders;

         * may adversely affect prevailing market prices for our securities; and

         * may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded to our common stock.

      The issuance of a substantial number of our shares of common stock will also likely cause a change in control, which may affect, among other things, our ability to use our net operating loss carry forwards. At June 30, 2007, we had net operating loss carry forwards for Federal income tax purposes of approximately $65.4 million, which will expire in various amounts in the years 2008 through 2023 if not utilized. These net operating loss carry forwards are available to us to offset future taxable income, subject to significant limitations and provisions of the Internal Revenue Code. Due to various changes in control, these net operating loss carry forwards may have been severely curtailed or lost entirely. A change in control may also result from the resignation or removal of our present management.

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

 ITEM 3.   LEGAL PROCEEDINGS

      Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company's financial position, results of operations or cash flows.

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2007.

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

      Quarter Ending Date              High Trade          Low Trade
      -------------------              ----------          ---------

      Fiscal 2007
      -----------
      June 30, 2007                      $  1.05            $  0.60
      March 31, 2007                     $  2.00            $  1.05
      December 31, 2006                  $  3.25            $  2.00
      September 30, 2006                 $  2.75            $  1.75

      Fiscal 2006
      -----------
      June 30, 2006                      $  4.00            $  2.50
      March 31, 2006                     $  4.00            $  2.50
      December 31, 2005                  $  4.50            $  2.50
      September 30, 2005                 $  7.50            $  4.50

 Holders

      As of June 30, 2007 there were approximately 1,236 holders of record of our common stock.

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

 Securities Authorized for Issuance under Equity Compensation Plans

      The following table summarizes our equity compensation plans as of June
 30, 2007:

                                                                      Number of Securities
                       Number of Securities                          Remaining Available For
                        To Be Issued Upon      Weighted-average       Future Issuance Under
                     Exercise of Outstanding   Exercise Price of    Equity Compensation Plans
                       Options, Warrants      Outstanding Options,   (Excluding Securities
 Plan Category             and Rights         Warrants and Rights   Reflected in Column (a))
 --------------------------------------------------------------------------------------------
                       (a)                   (b)                    (c)
 Equity Compensation
 Plans Approved by
 Security Holders             14,200               $   6.07                    54,052

 Equity Compensation
 Plans Not Approved by
 Security Holders             32,245               $   3.43                       -0-
                           ---------                -------                 ---------
       Total                  46,445               $   4.23                    54,052
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

                                                    Year Ended June 30,
                             -------------------------------------------------------------
                             2007           2006          2005          2004          2003
                             ----           ----          ----          ----          ----
 Consolidated Statement
 of Operations Data
 ----------------------
 Revenues                 $       --   $       --     $   12,243    $       --     $  625,785
 Operating loss             (200,395)    (317,615)      (558,032)      (37,018)    (3,516,230)
 Net loss                   (814,202)    (500,941)      (717,477)      (20,355)    (3,435,735)
 Net loss attributable
   to common stockholders   (876,442)    (750,241)      (873,818)      (24,655)    (2,123,935)
 Loss per Common Share (1)     (0.17)       (5.46)         (7.55)        (0.24)        (25.69)

 Consolidated Balance
 Sheet Data
 --------------------
 Total assets                495,082       87,694        141,777        49,972         62,700
 Long term debt                   --           --             --            --             --
 Redeemable preferred stock       --           --             --            --             --
 Stockholders' equity        366,493   (1,043,554)      (557,358)       49,972         50,708
 Number of employees               1            1              4            --             --

      (1) Basic and diluted loss per share, which was computed based upon the weighted average number of common shares outstanding during each fiscal year. All share and per share data give effect to a one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2002.

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

                            Results of Operations

 FISCAL YEAR ENDED JUNE 30, 2007 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2006

 Revenues

      We had no revenues for fiscal year 2007 and 2006.

 Gross Margin

      We had no gross margin for fiscal year 2007 and 2006.

 Operating Expenses

      Total operating expenses for fiscal year 2007 decreased to approximately $200,395, compared to approximately $317,615 for the same period last year. Significant components of operating expenses for the fiscal years ended June 30, 2007 and 2006 consisted of the following:

                                                   Year ended June 30,
                                            -------------------------------
                                                2007                2006
                                            -----------         -----------
 Compensation                              $         --        $     85,658
 Facilities                                          --              23,183
 Legal expense and professional fees            142,821              96,556
 Other                                           57,574             112,218
                                            -----------         -----------
 Total                                     $    200,395        $    317,615
                                            ===========         ===========

      "Other" expenses include public company cost, telephone, travel, office, insurance, amortization of intangibles and other general and administrative expenses. The decrease in operating expenses for fiscal year 2007 is attributable to decreasing Company operations during fiscal year 2007.

 Interest Expense

      We had total interest expense of $48,385 in fiscal year 2007 as compared to $185,748 in fiscal year 2006. The decrease in interest expense is attributable to the conversion of convertible debt held by Trident during fiscal year 2007.

  Other Expense, (Income), net

      We had other expense of $565,422 in fiscal year 2007 as compared to ($2,422) in fiscal year 2006. The increase in other expense is related to the $525,000 impairment of intangible assets and $53,168 related to the termination of the Company's defined contribution plan.


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


                       Liquidity and Capital Resources

      Cash and cash equivalents at June 30, 2007 were $1,431 compared to $11,032 at June 30, 2006. In the past we have relied on available borrowing arrangements and sales of our common and preferred stock to supplement operations.

 Cash Flows from Operations

      Cash used in operations for the fiscal year ended June 30, 2007 was $59,701 compared to $338,305 used in operations in 2006. The major components of cash used in operations during 2007 were comprised of a $814,202 loss from operations, write off of assets of $525,000, amortization of the discount on debt and intangible assets of $10,818 the issuance of stock for services of $25,000 and changes in operating assets and liabilities of $193,683.

      Cash used in operations for the fiscal year ended June 30, 2006 was $338,305 compared to $532,296 used in operations in 2005. The major components of cash used in operations during 2006 were comprised of a $500,941 loss from operations, amortization of the discount on debt of $64,623, and changes in operating assets and liabilities of $98,013.

 Cash Flows from Investing Activities

      During fiscal years 2007, 2006 and 2005, no cash was used in investing activities.

 Cash Flows from Financing Activities

      During fiscal year 2007, cash of $50,000 was borrowed and proceeds from the issuance of warrants of $100 were received.

      During fiscal year 2006, cash of $296,000 was borrowed.

      During fiscal year 2005, cash payments of $20,067 were used for dividends declared. Cash of $605,700 was borrowed during the fiscal year 2005.

                                Other Matters

 Going Concern

      We incurred net losses of $814,202, $500,941 and $717,477 for the years ended June 30, 2007, 2006 and 2005, respectively. In December 2002 we laid off all of our employees and discontinued normal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

       Asset Impairment. Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset.


 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

      None.


 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Consolidated Financial Statements and related Financial Statement Schedules are included immediately following the signature page of this Form 10-K.

 Selected Quarterly Financial Data (unaudited)

      The following tables set forth certain unaudited financial data for the quarters indicated:

                                   Fiscal 2007 Quarter Ended                              Fiscal 2006 Quarter Ended
                       --------------------------------------------------    ----------------------------------------------------
                        Sept. 30,    Dec. 31,     March 31,     June 30,       Sept. 30,    Dec. 31,      March 31,     June 30,
                          2006         2006         2007          2007           2005         2005          2006          2006
                       ----------   ----------    ---------    ----------    ----------    ----------    ----------    ----------

 Net Sales                     $0           $0           $0            $0            $0            $0            $0            $0
 Gross Margin                  $0           $0           $0            $0            $0            $0            $0            $0
 % of net sales                 0%           0%           0%            0%            0%            0%            0%            0%

 Operating income
  (loss)                 $(64,434)    $(57,580)    $(46,808)     $(31,573)    $(158,252)     $(88,802)     $(26,723)     $(43,838)
 % of net sales                 0%           0%           0%            0%            0%            0%            0%            0%

 Net income (loss)      $(103,858)    $(66,541)    $(46,808)    $(596,995)    $(221,134)    $(138,076)     $(63,689)      $(78,042)
 % of net sales                 0%           0%           0%            0%            0%            0%            0%             0%

 Net income (loss)
  attributable to
  common shareholders   $(166,098)    $(66,541)    $(46,808)    $(596,995)    $(283,459)    $(200,401)     $(126,014)    $(140,367)
 % of net sales                 0%           0%           0%            0%            0%            0%             0%            0%

 Net income (loss)
  attributable to
  common shareholders
  per share - basic
  and diluted*             $(1.17)      $(0.02)      $(0.01)        $(0.17)      $(2.08)       $(1.46)        $(0.91)       $(1.02)

 *Difference in per share amounts between quarterly financial data and year-end results are attributable to rounding. All share and per share data give effect to a one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2005.

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

 ITEM 9B.  OTHER INFORMATION

      None.

                                   PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and ages of all of our directors and executive officers as of September 1, 2007. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

 Name                   Age                     Title
 --------------------  -----   ----------------------------------------------
 Joseph R. Rozelle      34     Sole Board Member, President, Chief Executive
                               Officer and Chief Financial Officer

      Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

      Joseph R. Rozelle, 34, is the sole member of the Board and Chief Executive Officer, effective July 14, 2006. Mr. Rozelle is currently also the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of "going public" transactions for foreign and domestic operating companies on the public United States Exchanges. From 2004 through January 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services. Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst beginning in the spring of 2002 and winter of 2003, respectively through 2004. Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization in the summer of 2001. Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Mr. Rozelle also served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports. Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and earned a Masters of Business Administration degree from the Jesse H. Jones School of Management at Rice University in 2002. In addition, he is a Certified Public Accountant in the State of Texas.

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

      Based solely upon a review of the copies of the forms filed pursuant to
 Section 16(a) furnished to us, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal year ended June 30, 2007, we believe that during the fiscal year ended June 30, 2007, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% Owners were complied with.

                                  Audit Committee

      We have no active Audit Committee, however, Mr. Rozelle meets the definition of an audit committee financial expert, as set forth in Item 401(h)(2) of Regulation S-K.

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

 ITEM 11.  EXECUTIVE COMPENSATION

                          Summary Compensation Table

      The following table summarizes the compensation paid over the last three completed fiscal years to our Chief Executive Officer and any other executive officer who received compensation exceeding $100,000 during the fiscal year ended June 30, 2007.

                                                               Long Term Compensation
                                                               ------------------------------------
                           Annual Compensation                 Awards                       Payouts
                           ---------------------------------   ------------------------------------
(a)               (b)      (c)       (d)      (e)              (f)          (g)             (h)      (i)
                                                                                                       All
                                                                                                       Other
 Name and           Year                       Other             Restricted    Securities     LTIP     Compen-
 Principal          Ended                      Annual            Stock         Underlying     Payouts  sation
 Position           June 30 Salary($) Bonus($) Compensation($)   Awards($)     Options(#)       ($)      ($)
----------          -------  --------  -------  --------------   ----------   --------------  -------  ------
Joseph R. Rozelle      2007   -0-        -0-    12,000              12,500         -0-          -0-      -0-
  Sole member of the   2006    na        na       na                 na            na            na       na
  Board and CEO        2005    na        na       na                 na            na            na       na

Patrick A. Custer      2007    -0-       -0-      -0-                -0-           -0-          -0-      -0-
  Former Sole member   2006   48,061     -0-      -0-                -0-           -0-          -0-      -0-
  of the Board and CEO 2005  130,520     -0-     20,000 (1)(2)       -0-           -0-          -0-      -0-

 (1) Other annual compensation to this executive officer, including payment of a car allowance and other personal benefits, did not exceed the lesser of $50,000 or 10% of such executive officer's total annual salary and bonus for such fiscal year.
 (2)  Amounts paid to Custer Consulting, an entity owned 100% by Pat Custer.


 Stock Options

      The following table sets forth information concerning individual grants of stock options made during our last fiscal year to our Named Executive Officers. No stock appreciation rights were issued during the fiscal year.

                      Option Grants in Last Fiscal Year
                              Individual Grants

                       Number of  Percent of total    Market   Exercise
                       securities      options       price on     or
                       underlying     granted to     date of     base
                        options       employees      issuance   price    Expiration
 Name                 granted (#)   in fiscal year    ($/Sh)    ($/Sh)      date
 -------------------  -----------   --------------   --------   ------   ----------
 Joseph R.Rozelle          --             --%           --        --         --
 Patrick A.Custer          --             --%           --        --         --

     During fiscal year ended June 30, 2007, there were no options exercised. The following table sets forth information concerning option holdings as of June 30, 2007 with respect to our Named Executive Officers.

  Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                       Number of Securities
                                                           Underlying                 Value of Unexercised
                            Shares                     Unexercised Options                In-the-Money
                         Acquired on      Value           at FY-End (#)             Options at FY-End ($)(1)
                                                     --------------------------    --------------------------
 Name                   Exercise (#)   Realized ($)  Exercisable  Unexercisable    Exercisable  Unexercisable
 ---------------------  ------------   ------------  -----------  -------------    -----------  -------------
 Joseph R. Rozelle            -             -                -          -                 -            -
 Patrick A.Custer (1)         -             -            6,200          -                 -            -

 ---------------------
 (1) At June 30, 2007, none of the options were considered "in-the-money," as the fair market value of the underlying securities on that date ($0.60) was less than the exercise price of the options ($1.00).  (All share and per share data give effect to a one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2004.)

                          Compensation of Directors

      Directors are not paid compensation as such, except for services performed in another capacity, such as an executive officer.

   Employment Contracts and Termination and Change-in-Control Arrangements

      At June 30, 2007, we had no employment agreement with any named executive officer.

         Compensation Committee Interlocks and Insider Participation

      Mr. Rozelle participated in advising the Board of Directors concerning certain aspects of executive officer compensation during the last completed fiscal year. Mr. Rozelle is Chairman of the Board, President and Chief Executive Officer.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information as of September 28, 2007 with respect to the beneficial ownership of Common Stock by (i) persons known to us to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors of the Company, (iii) each of the executive officers and (iv) all directors and executive officers of the Company as a group.

      The number of shares of Common Stock beneficially owned by each individual set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of September 28, 2007 (the date on which this Form 10-K was originally due at the Commission), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Securities and Exchange Commission.

                                              Amount of          Percent
  Name and Address                            Beneficial           of
  of Beneficial Owner                        Ownership(1)         Class
  ----------------------------------------   ------------        -------
  Directors and Officers:
  Joseph R. Rozelle                             50,000             0.5%
                                                ------             ---
  All Directors and Executive Officers          50,000             0.5%
  as a Group (1 person)
  5% Stockholders:
  Trident Growth Fund, LP                    8,817,761 (2)        90.8%
    700 Gemini, Suite 100
    Houston, TX 77058
  Hei Shing Lam, Joseph                        627,000             6.5%
    RM 905
    One Hysan Avenue, Causeway Bay
    Hong Kong

      ----------------------------
  (1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of Common Stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them.

  (2) Includes 20,000 shares held by Trident Advisors, Inc and 26,945 warrants issued to Trident Growth Fund, L.P.

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

      At the time of the merger, our Chief Executive Officer also served as the Chief Executive Officer and as a director of VPG and was the beneficial owner of approximately 39% of VPG. Trident reported as a beneficial owner of 7.6% of the Company as of June 30, 2004, was also a beneficial owner of approximately 35% of VPG.

      On May 1, 2007 we executed an Asset Purchase Agreement (the "Agreement") with Trident and the transaction was completed on the same date. Pursuant to the Agreement, we acquired certain assets (the "Assets") from Trident, generally described as software, trademarks and other intellectual properties formerly held by People Solution, Inc., which Assets were acquired by Trident in a foreclosure of Trident's security interest in the Assets on May 30, 2006.

     Trident is the beneficial owner of approximately 91% of the Company.

     Consideration paid by the Company for the acquisition of the Assets consists of two million (2,000,000) shares of par value $.001 common stock of the Company ("Common Stock"). As the Company and Trident are under common control, the Assets were transferred at the carrying value of Trident. The Assets were valued at $1,025,000 on the balance sheet of the seller at the time of sale. Management estimates the fair value of the Assets at $500,000 and has incurred an impairment charge of $525,000 based on the difference between the previous carrying cost and the estimated fair value of the Assets. The principle followed in determining the estimated fair value of the assets was an estimation of the approximate value of the Assets, considering their potential for generating revenues for the Company.

      As of June 18, 2007, we completed the spin off of five of our subsidiaries (the "Subsidiaries"), as set forth below, the same being all of our ownership interest in said Subsidiaries:

        * 100% of Venture Pacific Group, Inc., a Texas corporation, (which owns 100% of its subsidiaries, Test Secure International, Inc. and uniView Technologies Corp., and 80% of its subsidiary, Global Knowledge Group, Inc.);

        * 100% of Uniview Technologies Products Group, Inc., a Texas corporation;

        *  61% of Uniview Softgen Corporation, a Texas corporation;

        * 60% of Uniview Asia Limited, formerly known as China Action Management Limited, a Hong Kong corporation;

        *  100% of Curtis Mathes Corporation, a Delaware corporation;

      The transaction was completed in a two-step transaction, whereby, as of June 15, 2007, all of the capital stock of Venture Pacific Group, Inc. was transferred to Custer Company, Inc. and as of June 18, 2007, all of the capital stock of the remaining of the foregoing named subsidiaries was transferred to Venture Pacific Group, Inc. In addition, as of June 18, 2007, all of our right, title and interest in and to the following trademarks (the "Assets") were transferred to Venture Pacific Group, Inc.:

   uniView[R] (trademark) (words only)
   Registration No.: 2,173,544
   Date of Registration: July 14, 1998
   International Class No(s).:  009, 042

   Electric Globe Bug and Design[R] (trademark)
   Registration No.: 2,190,882
   Date of Registration: September 22, 1998
   International Class No(s).:  009

      The aggregate purchase price for the foregoing capital stock and assets was $20.00 and other good and valuable consideration. The Company reported no gain or loss on the transaction, as the assets of these subsidiaries had been written off or realized and the liabilities on the books were satisfied prior to the sale. The terms of the agreement were established through arms length negotiations between the parties, considering the financial statements of the subsidiaries. A principal in Custer Company, Inc.
 is Patrick A. Custer, the former Chief Executive Officer of the Company. However, there currently exists no material relationship between Mr. Custer or Custer Company, Inc. and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer.

      All other related party transactions, which require disclosure, are included in the Management's Discussion and Analysis or the Notes to Consolidated Financial Statements.

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 Audit Fees

      Audit fees include fees paid by the Company to its auditors in connection with the annual audit of the Company's financial statements and the auditor's review of the Company's interim financial statements. The aggregate fees billed to the Company by CF & Co., L.L.P. for audit services for the fiscal years ended June 30, 2007 and 2006 were $42,000 and $46,598, respectively.

 Audit Related Fees

      Audit related fees include fees paid by the Company to its auditors for services related to accounting consultations and internal control review. There were no audit-related fees paid by the Company for either of the fiscal years ended June 30, 2007 or 2006.

 Tax Fees

      Tax fees include fees paid by the Company to its auditors for corporate tax compliance and tax advisory services. There were no tax-related fees billed to the Company for either of the fiscal years ended June 30, 2007 or 2006.

 All Other Fees

      All other fees include fees paid by the Company to its auditors for all other services rendered by the auditor to the Company. Fees for other services paid by the Company for fiscal years ended June 30, 2007 or 2006 were $0 and $0, respectively.

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

                                  VPGI CORP.


                                  By:   /s/ JOSEPH R. ROZELLE
                                        ---------------------
                                        Joseph R. Rozelle
                                        Chief Executive Officer
                                        and Principal Financial Officer
 October 15, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Principal Executive Officer and
      -------------------------------
      Principal Financial and Accounting Officer
      ------------------------------------------

 /s/  JOSEPH R. ROZELLE       Chairman of the Board,         October 15, 2007
      Joseph R. Rozelle       Chief Executive Officer
                              and Director

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------

 Board of Directors
 VPGI Corp. and Subsidiaries

 We have audited the accompanying consolidated balance sheets of VPGI Corp. and Subsidiaries (A Development Stage Company) as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VPGI Corp. and Subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for the years ended June 30, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

 As shown in the consolidated financial statements, the Company incurred net losses of $814,202, $500,941 and $717,477 for the years ended June 30, 2007,
 2006 and 2005, respectively. These factors, among others, as discussed in Note B to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 /s/ CF & Co., L.L.P.

     CF & Co., L.L.P.

 Dallas, Texas
 October 16, 2007

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEETS

                                   June 30,

                           ASSETS                      2007           2006
                                                   -----------    -----------
 CURRENT ASSETS
   Cash and cash equivalents                      $      1,431    $    11,032
   Prepaid expenses                                      1,285         21,132
                                                   -----------    -----------
     Total current assets                                2,716         32,164

 OTHER ASSETS
   Intangible assets, net of accumulated
     amortization of $7,634                            492,366              -
   Pension surplus                                           -         55,530
                                                   -----------    -----------
     Total other assets                                492,366         55,530
                                                   -----------    -----------
     Total assets                                 $    495,082   $     87,694
                                                   ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                          VPGI Corp. and Subsidiaries
                         (A Development Stage Company)

                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                                   June 30,


      LIABILITIES AND STOCKHOLDERS' EQUITY             2007           2006
                                                   -----------    -----------
 CURRENT LIABILITIES
   Note payable, net of discounts of $0
     and $6,049, respectively, for 2007
     and 2006, respectively                       $          -   $    989,951
   Trade accounts payable                               27,352         19,145
   Payable to Affiliate                                101,237              -
   Accrued expenses                                          -        122,152
                                                   -----------    -----------
     Total liabilities                                 128,589      1,131,248

 COMMITMENTS AND CONTINGENCIES (NOTE G)                      -              -

 STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, cumulative, $1.00 par value;
      1,000,000 shares authorized:
    Series A, -0- and 30,000 shares issued and
      outstanding at June 30, 2007 and 2006,
      respectively                                           -         30,000
    Series H, -0- and 2 shares issued and
      outstanding at June 30, 2007 and 2006,
      respectively                                           -              2
    Series 2002-K, -0- and 20 shares issued and
      outstanding at June 30, 2007 and June 30,
      2006, respectively                                     -             20
    Series 2002-G, 6 and 152 shares issued and
      outstanding at June 30, 2007 and 2006,
      respectively (liquidation preference of
      $150,000 and $3.8 million at June 30, 2007
      and 2006, respectively)                                6            152
    Series 2004-L, -0- and 175 shares issued and
      outstanding at June 30, 2007 and 2006                  -            175
  Common stock, $.001 par value; 80,000,000 shares
      authorized; 9,707,791 and 137,909 shares
      issued and outstanding at June 30, 2007
      and 2006, respectively                             9,708            138
  Additional paid in capital                        63,074,903     60,506,462
  Accumulated deficit                              (60,362,085)   (60,362,085)
  Deficit accumulated during development stage      (2,356,039    (1,218,418)
                                                   -----------    -----------
    Total stockholders' equity (deficit)               366,493     (1,043,554)
                                                   -----------    -----------
    Total liabilities and stockholders' equity    $    495,082   $     87,694
                                                   ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             Years ended June 30,


                                Cumulative
                                  During
                               Development
                                  Stage         2007        2006        2005
                                 --------     --------    --------    --------
Revenues
  Product sales                 $   5,548    $       -   $       -   $   5,548
  Consulting and
    support services                6,695            -           -       6,695
                                 --------     --------    --------    --------
    Total revenues                 12,243            -           -      12,243

Cost of products and services
  Cost of product sales                 -            -           -           -
  Cost of consulting and
    support services                    -            -           -           -
                                 --------     --------    --------    --------
    Total cost of products
      and services                      -            -           -           -
                                 --------     --------    --------    --------
       Gross margin                12,243            -           -      12,243

Operating expenses
  General and administrative    1,088,285      200,395     317,615     570,275
                                ---------     --------    --------    --------
    Operating loss             (1,076,042)    (200,395)   (317,615)   (558,032)

Other (income) expense
  Interest expense                398,715       48,385     185,748     164,582
  Other expense (income), net     557,863      565,422      (2,422)     (5,137)
                                 --------     --------    --------    --------
    Total other
      (income) expense            956,578      613,807     183,326     159,445
                                 --------     --------    --------    --------
       Net loss                (2,032,620)    (814,202)   (500,941)   (717,477)
                                =========

 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                      (A Development Stage Company)

              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                             Years ended June 30,



                                                2007        2006        2005
                                              --------    --------    --------

 Dividend requirements on
   preferred stock                             (62,240)   (249,300)   (156,341)
                                              --------    --------    --------

 Net loss attributable to
   common stockholders                       $(876,442)  $(750,241)  $(873,818)
                                              ========    ========    ========
 Per share amounts allocable
   to common stockholders -
   Basic and diluted

     Net loss                                   $(0.17)     $(5.46)     $(7.55)

 Weighted average common shares
   outstanding - Basic and diluted           5,220,016     137,409     115,749


 The accompanying notes are an integral part of these consolidated financial statements.


                                    VPGI Corp. and Subsidiaries
                                   (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         For the years ended June 30, 2007, 2006 and 2005

                                                                                                            Deficit
                                                                                                          Accumulated
                                      Common Stock       Preferred Stock      Additional                     During
                                  --------------------  ------------------     paid-in      Accumulated   Development
                                    Shares     Amount    Shares    Amount      capital        deficit         Stage        Total
                                  ---------   --------  --------  --------   -----------   ------------   -----------   ----------
 Balances - June 30, 2004           104,842  $     105    30,218 $  30,218  $ 60,361,666  $ (60,342,017) $          -  $    49,972

 Conversion of Series 2002-G
   preferred to common stock         13,334         14       (40)      (40)           26              -             -            -
 Issuance of common stock in
   acquisition                       15,400         15         -         -        59,985              -             -       60,000
 Exercise of warrants into
   common stock                       3,000          3         -         -            (3)             -             -            -
 Issuance of warrants in
   connection with debt                   -          -         -         -        60,040              -             -       60,040
 Issuance of warrants in
   litigation                             -          -         -         -        10,000              -             -       10,000
 Issuance of Series 2004-L
   preferred                              -          -       175       175             -              -             -          175
 Dividends on issuance of
   Series 2004-L  preferred               -          -         -         -             -        (20,068)            -      (20,068)
 Net loss                                 -          -         -         -             -              -      (717,477)    (717,477)
                                  ---------   --------  --------  --------   -----------   ------------   -----------   ----------
 Balances - June 30, 2005           136,576  $     137    30,353 $  30,353  $ 60,491,714  $ (60,362,085) $   (717,477) $  (557,358)

 Conversion of Series 2002-G
   preferred to common stock          1,333          1        (4)       (4)            3              -             -            -
 Issuance of warrants in
   connection with debt                   -          -         -         -        14,745              -             -       14,745
 Net loss                                 -          -         -         -             -              -      (500,941)    (500,941)
                                  ---------   --------  --------  --------   -----------   ------------   -----------   ----------
 Balances - June 30, 2006          137,909   $     138    30,349 $  30,349  $ 60,506,462  $ (60,362,085) $ (1,218,418) $(1,043,554)


 Rounding Effect Caused by
   Reverse Split                      1,334          1         -         -             -              -             -            1
 Conversion of preferred
   to common stock                2,747,696      2,748   (30,343)  (30,343)      351,014              -      (323,419)           -
 Conversion of debt to
   common stock                   4,718,852      4,719         -         -     1,169,429              -             -    1,174,148
 Exercise of warrants into
   common stock                       2,000          2         -         -            98              -             -          100
 Issuance of Shares for
   Consulting                       100,000        100         -         -        24,900              -             -       25,000
 Issuance of Shares for
   acquisition of assets          2,000,000      2,000         -         -     1,023,000              -             -    1,025,000
 Net loss                                 -          -         -         -             -              -      (814,202)    (814,202)
                                  ---------   --------  --------  --------   -----------   ------------   -----------   ----------
 Balances - June 30, 2007         9,707,791  $   9,708         6 $       6  $ 63,074,903  $ (60,362,085) $ (2,356,039) $   366,493
                                  =========   ========  ========  ========   ===========   ============   ===========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.


                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Years ended June 30,

                                   Cumulative
                                     During
                                  Development
                                     Stage        2007       2006       2005
                                  -----------   --------   --------   ---------
 Cash flows from operating
   activities
  Net loss                       $ (2,032,620) $(814,202) $(500,941) $ (717,477)
 Adjustments to reconcile net
   loss to cash used in
   operating activities:
    Issuance of stock or
      warrants for services           35,000      25,000          -      10,000
     Write-off of acquired
       assets                        671,819     525,000          -     146,819
     Amortization of debt
       discount and intangible
       assets                        173,850      10,818     64,623      98,409
     Other non-cash items              8,861       8,861          -           -
     Changes in assets and
       liabilities, net of
       effects from acquisitions
       and dispositions:
        Trade accounts receivable           -          -     21,000     (21,000)
        Prepaid and other assets       48,687     75,377     (9,222)    (17,468)
        Accounts payable and
          accrued liabilities         164,101    109,445     86,235     (31,579)
                                  -----------   --------   --------   ---------
     Cash and cash equivalents
       used in operating activities  (930,302)   (59,701)  (338,305)   (532,296)
                                  -----------   --------   --------   ---------
 Cash flows from investing
  activities
    Cash and cash equivalents
      provided by (used in)
      investing activities                  -          -          -           -
                                  -----------   --------   --------   ---------

 Cash flows from financing
   activities
     Preferred stock dividend
       paid                           (20,067)         -          -     (20,067)
     Proceeds from redemption
       of warrants                        100        100          -           -
     Net proceeds from issuance
       of notes payable               951,700     50,000    296,000     605,700
                                  -----------   --------   --------   ---------
       Cash and cash equivalents
         provided by financing
         activities                   931,733     50,100    296,000     585,633
                                  -----------   --------   --------   ---------
 Net increase (decrease) in cash
   and cash equivalents                 1,431     (9,601)   (42,305)     53,337
                                  -----------   --------   --------   ---------
 Cash and cash equivalents,
   beginning of year                        -     11,032     53,337           -
                                  -----------   --------   --------   ---------
 Cash and cash equivalents,
   end of year                   $      1,431  $   1,431  $  11,032  $   53,337
                                  ===========   ========   ========   =========
 Supplemental information
   Cash paid for interest        $     66,173  $       -  $       -  $   66,173
                                  ===========   ========   ========   =========

 The accompanying notes are an integral part of these consolidated financial statements.

                         VPGI Corp. and Subsidiaries
                        (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2007, 2006 and 2005


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

  Effective July 1, 2004, the Company's management has devoted substantially all of its time to the planning and acquisition of new operations. Accordingly, the Company's financial statements for 2007, 2006, and 2005 are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting for Development Stage Enterprises".

  Principles of Consolidation
  ---------------------------
  The accompanying consolidated financial statements include the accounts  of
  the Company and  its subsidiaries.   All significant intercompany  balances
  and transactions have been eliminated in consolidation.

  Reverse Stock Split
  -------------------
  On September 5, 2006 stockholders approved a one for fifty (1:50) reverse split of all outstanding shares of the Company's common stock and the reverse split was implemented at September 18, 2006. The par value remained at $0.001 per share and the authorized number of shares was maintained at 80,000,000. All share and per share data give effect to the reverse stock split, applied retroactively as if it occurred July 1, 2004.

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

  Fair Value of Financial Instruments
  -----------------------------------
  The Company's financial instruments consist of cash and cash equivalents, redeemable preferred stock and debt. The fair value of cash approximates the recorded amounts because of the liquidity and short term nature of these items. The fair value of debt approximates the recorded amounts. The fair value of redeemable preferred stock is reflected by the recorded amount as it represents fair value based on the market price of the Company's common stock.

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

  Under the modified prospective method transition of SFAS 123R, compensation costs related to any non-vested portion of stock option awards outstanding at the adoption date are based on the grant date fair value of those awards. Since all stock options previously granted were fully vested prior to June 30, 2005, there are no deferred compensation costs resulting from stock options to be accounted for on a prospective basis. There were no further stock options issued for all years presented.

  Revenue Recognition
  -------------------
  During 2007 and 2006, the Company recognized no revenue. During 2005 the Company recognized a significant portion of its revenue while acting as a sales agent or in a similar capacity. As such, the Company reported revenue based upon the fee earned as acting as an agent. Product sales were recognized at the time of delivery and customer acceptance.

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

  Income taxes
  ------------
  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities arising from temporary differences between book and tax basis will be recognized using enacted rates at the time such temporary differences reverse. In the case of deferred tax assets, SFAS 109 requires a reduction in deferred tax assets if it is more likely than not that some portion or all of the deferred tax will not be realized. There are accumulated deferred tax assets of $21.8 million, which are offset by a valuation allowance pursuant to SFAS 109. Such losses are limited by certain Internal Revenue Service regulations.

  Payable to Affiliate
  --------------------
  During the year ended June 30, 2007, the Company entered into an agreement with a privately held company in which the privately held company agreed to pay certain expenses for VPGI Corp in exchange for a non-interest bearing note payable on demand. The privately held company is partially owned by Trident Growth Fund, LP ("Trident"), which also owns approximately 91% of the outstanding Common Stock of the Company.

  Intangible Assets
  -----------------
  Intangible assets consist primarily of purchased software and trademarks. Purchased software is subject to periodic amortization over its estimated useful life (5 years). Trademarks have an indefinite life and are subject to periodic review for impairment. In accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.

  Amortization expense for the year ended June 30, 2007 was $7,634. Estimated amortization expense expected to be recorded over the next five fiscal years are as follows:

     2008                    $46,000
     2009                    $46,000
     2010                    $46,000
     2011                    $46,000
     2012                    $38,366

  Recently issued accounting standards
  ------------------------------------
  Effective at the beginning of the first quarter of 2008, the Company will adopt the provision of FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

  The Company does not expect that the implementation of FIN 48 will have a material impact on the its consolidated financial position, results of operations or cash flows.

  In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("FAS 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles ("GAAP"). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2008, and management currently does not expect the impact to be material to its consolidated financial statements.

  In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulleting No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires the quantification of financial statement errors based on the effect of each on the company's balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this  approach in  the  first  year  ending  after  November  15,  2006  by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the initial balance of retained earnings. Additionally the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material effect on the Company's consolidated financial position, statement of operations, or cash flows.

  In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments_an amendment of FASB Statements No. 133 and 140," to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS No. 155 in fiscal year 2007. SFAS 155 did not have a material impact on the Company's consolidated financial statements as the Company has no such instruments.

  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity". This statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on the Company's consolidated financial statements.


 NOTE B - GOING CONCERN MATTERS

  The Company incurred net losses of $814,202, $500,941 and $717,477 for the years ended June 30, 2007, 2006 and 2005, respectively. In addition, at June 30, 2007, the Company had negative working capital of $125,873. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

  The Company is continuing to evaluate all of its options and is actively seeking a buyer, a merger candidate or an acquisition of a viable business.

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

  The Company also issued to Trident a new series of preferred stock, Series 2004-L Preferred Stock (the "Preferred Stock"), to retire an outstanding series of preferred stock of VPG. The Preferred Stock has a liquidation value of $1.75 million and is convertible at the option of the holder into a total of 1.75 million shares of Common Stock at any time after six months from the issue date. 14% cumulative dividends accrue on the Preferred Stock, which are payable as follows: 4% dividends are payable quarterly and 10% dividends shall accumulate and be payable upon (a) the conversion of the Preferred Stock to Common Stock, (b) the redemption of the Preferred Stock, or (c) such time as the Company generates positive cash flow sufficient to pay such dividends. These preferred shares were valued at $175. Shares accumulate dividends at $245,000 per year. Dividends in arrears at June 30, 2006 and 2005 on Preferred Stock totaled $381,274 and $136,274, respectively. These shares are unaffected by the reverse split, as the terms of Series 2004-L Preferred Stock contain no reset feature in the event of a reverse split.

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

  The following table summarizes the unaudited pro forma condensed financial information as if the acquisition of VPG was completed July 1, 2004. The unaudited combined pro forma condensed financial statements are derived from the historical financial statements of the Company and VPG and reflect adjustments to present the write-off of in-process research and development as of July 1, 2004. The pro forma information is presented for informational purposes only. You should not rely on the pro forma information as an indication of the results of operations of future periods or the results that actually would have been realized had the companies been a single company during the periods presented.

                                            Year Ended June 30,
                                            -------------------
                                                   2005
                                                ----------
      Revenues                                 $    17,243
      Operating expenses                           538,633
      Other income (expense)                      (205,301)
      Net Loss                                    (726,691)
      Net Loss attributable to
        common stockholders                       (942,532)
     Net Loss per share                        $     (8.14)

  All acquisitions have been accounted for as purchases and the operations of the purchased companies have been included in the Company's statement of operations since their date of acquisition. Upon consolidation, all intercompany accounts and transactions have been eliminated.

  On May 1, 2007 the Company executed an Asset Purchase Agreement (the "Agreement") with Trident and the transaction was completed on the same date. Pursuant to the Agreement, we acquired certain assets (the "Assets") from Trident, generally described as software, trademarks and other intellectual properties formerly held by People Solution, Inc., which Assets were acquired by Trident in a foreclosure of Trident's security interest in the Assets on May 30, 2006.

  Trident is the beneficial owner of approximately 91% of the Company.

  Consideration paid by the Company for the acquisition of the Assets consists of two million (2,000,000) shares of par value $.001 common stock of the Company ("Common Stock"). As the Company and Trident are under common control the Assets were transferred at the carrying value of Trident. The Assets were valued at $1,025,000 on the balance sheet of the seller at the time of sale. Management estimates the fair value of the Assets at $500,000 and has incurred an impairment charge of $525,000 based on the difference between the previous carrying cost and the estimated fair value of the Assets. The principle followed in estimating the fair value of the assets was an estimation of the approximate value of the Assets, using an estimate of the net present value of expected future cash flows.

  As of June 18, 2007, we completed the spin off of five of our subsidiaries (the "Subsidiaries"), as set forth below, the same being all of our ownership interest in said Subsidiaries:

        * 100% of Venture Pacific Group, Inc., a Texas corporation, (which owns 100% of its subsidiaries, Test Secure International, Inc. and uniView Technologies Corp., and 80% of its subsidiary, Global Knowledge Group, Inc.);

        * 100% of Uniview Technologies Products Group, Inc., a Texas corporation;

        *  61% of Uniview Softgen Corporation, a Texas corporation;

        * 60% of Uniview Asia Limited, formerly known as China Action Management Limited, a Hong Kong corporation;

        *  100% of Curtis Mathes Corporation, a Delaware corporation;

  The transaction was completed in a two-step transaction, whereby, as of June 15, 2007, all of the capital stock of Venture Pacific Group, Inc. was transferred to Custer Company, Inc. and as of June 18, 2007, all of the
  capital stock of the remaining of the foregoing named subsidiaries was transferred to Venture Pacific Group, Inc. In addition, as of June 18, 2007, all of our right, title and interest in and to the following trademarks (the "Assets") were transferred to Venture Pacific Group, Inc.:

  uniView[R] (trademark) (words only)
  Registration No.: 2,173,544
  Date of Registration: July 14, 1998
  International Class No(s).:  009, 042

  Electric Globe Bug and Design[R] (trademark)
  Registration No.: 2,190,882
  Date of Registration: September 22, 1998
  International Class No(s).:  009

  The aggregate sales price for the foregoing capital stock and assets was $20.00 and other good and valuable consideration. The Company recorded a loss of approximately $2,360 on the transaction, related to the transfer of the Company's defined benefit pension plan as discussed in
  Note I. The terms of the agreement were established through arms length negotiations between the parties, considering the financial statements of the subsidiaries. A principal in Custer Company, Inc. is Patrick A. Custer, the former Chief Executive Officer of the Company. However, there currently exists no material relationship between Mr. Custer or Custer Company, Inc. and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer.


 NOTE D - NOTES PAYABLE

  On November 10, 2004 the Company entered into a note payable with Trident for $700,000, at an annual interest rate of 14%, maturing on November 10, 2005. The loan was collateralized by a security interest in Company assets. Interest was payable monthly in cash.

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

  On February 7, 2006 the loan agreement was again modified to change the loan amount from $850,000 to $950,000 and the Company entered into an additional note payable with Trident, for $100,000 at an annual interest rate of 14%, maturing on February 7, 2007. In connection with the $100,000 loan, the Company issued warrants to purchase 1,440 shares of its Common Stock, exercisable for five years at an exercise price of $5.00 per share. The warrants were valued at approximately $1,900.

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

  On November 6, 2006, the note payable of $1,044,135 (net of discount $2,865) and accrued interest of $131,013 with Trident was converted into 4,718,852 shares of Common Stock at a conversion price of $0.25 per share. This transaction eliminated substantially all of the Company's outstanding debt.


 NOTE E - COMMITMENTS AND CONTINGENCIES

  Litigation

  The Company is routinely a party to ordinary litigation incidental to its business, as well as to other litigation of a nonmaterial nature, the outcome of which management does not expect, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company. At June 30, 2007, the Company was not a party to any litigation.


 NOTE F - CONCENTRATIONS OF CREDIT RISK

  There were no sales during 2007 and 2006.

  During 2005 one customer represented 100% of sales.


 NOTE G - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

  Preferred Stock

  The Company has 1,000,000 shares authorized of $1.00 par value cumulative preferred stock. The Company's articles of incorporation allow the board of directors to determine the number of shares and determine the relative rights and preferences of any series of preferred stock to be issued.

  In December 1992, the Company issued 140,000 shares of Series A redeemable preferred stock (stated value $1 per share). In fiscal 2000, 100,000 shares were redeemed for cash, and 10,000 shares were converted to common stock, with the remaining 30,000 outstanding at June 30, 2006. Shares accumulate dividends at 6%, or $1,800 per year. Dividends in arrears at June 30, 2006 and 2005 on Series A shares totaled $17,550 and $15,750, respectively. On September 20, 2006, the holder of 30,000 shares of the Company's Series A Preferred Stock, representing all of the issued and outstanding shares of Series A Preferred Stock, converted its holdings into shares of the Company's par value $.001 common stock ("Common Stock"). The preferred stock had a liquidation value of $30,000 and was converted into 600 shares of Common Stock at a conversion price of $50 per share.

  In fiscal 1996, the Company issued 55 shares of Series H convertible preferred stock (stated value $25,000 per share). 52 shares were converted into common stock in fiscal 1997, and one share was converted in fiscal 2000, with the remaining two shares outstanding at June 30, 2006. Shares accumulate dividends at 5%, or $2,500 per year and are paid in May and November of each year. Shares are convertible based on 80% of the five day average closing bid price of the Company's common stock, with minimum and maximum conversion limits of $12 and $32 per share, respectively. Dividends of $10,000 and $7,500 were in arrears on Series H shares at June 30, 2006 and 2005, respectively. On September 20, 2006, the holder of one (1) share of the Company's Series H Preferred Stock converted its holdings into Common Stock. The preferred stock had a liquidation value of $25,000 and was converted into five (5) shares of Common Stock at a conversion price of $6,000 per share. On November 1, 2006, the holder of one (1) share of the Company's Series H Preferred Stock converted its holdings into Common Stock. The preferred stock had a liquidation value of $25,000 and was converted into five (5) shares of Common Stock at a conversion price of $6,000 per share. After these conversions, no shares of Series H Preferred Stock remained issued and outstanding.

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

  Refer to Note C for preferred stock (Series 2004-L) issued in connection with acquisition.

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

  Dividends of $-0-, $-0- and $20,067 were paid on preferred stock during the years ended June 30, 2007, 2006 and 2005, respectively. Cumulative dividends in arrears as of June 30, 2007, 2006 and 2005 amounted to $0, $408,824 and $136,274, respectively.

  Stock Options

  The Company  has  periodically granted  stock  options for  employment  and
  outside services  received during the  years reported.   These options  are
  treated as fixed, compensatory awards.

  The Company has granted compensatory stock options to key employees and directors at market value at the date of grant. No options were granted during 2007 and 2006. During 2005, options covering 8,000 shares were granted that vested immediately.

  During 2005, no intrinsic value was assigned to options issued to employees and directors and, accordingly, no compensation expense was recognized in that year. For 2005, awards of stock-based employee compensation was accounted under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees". Had compensation cost been determined on the basis of fair value, net loss and net loss per share for 2007, 2006 and 2005 would have been increased as follows:

                                         2007          2006          2005

                                      ----------    ----------    ----------
    Net loss
      As reported                    $  (814,202)  $  (500,941)  $  (717,477)
      Deduct:  total stock-based
       employee compensation expense
       determined under fair value
       based method for all awards,
       net of income tax effect                -             -       (78,960)
                                      ----------    ----------    ----------
      Pro forma net loss             $  (814,202)  $  (500,941)  $  (796,437)
                                      ==========    ==========    ==========
    Loss per share
      As reported                          (0.17)        (5.46)        (7.55)
      Pro forma                            (0.17)        (5.46)        (8.23)

  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                      2007           2006           2005
                                   ----------     ----------     ----------
    Expected volatility                N/A            N/A            219%
    Risk-free interest rate            N/A            N/A           4.24%
    Expected lives                     N/A            N/A          5 years
    Dividend yield                     N/A            N/A             -


  Additional information with respect to all options outstanding at June 30, 2007, and changes for the three years then ended was as follows:

                     When Issued      When Issued       When Issued
                    Exercise Price   Exercise Price   Exercise Price
                       Above            Equal to           Below
                    market price      market price     market price
                 ------------------ ---------------  -----------------
                          Weighted          Weighted          Weighted
                          average           average           average
                          exercise          exercise          exercise   Total
                 Options    price   Options   price  Options    price   Options
                 -------    -----   -------   -----  -------    -----   -------
 Outstanding at
  June 30, 2004   29,411  $219.50    6,388  $  25.50    513 $1,031.00    36,312

 Granted               -        -    8,000     10.00      -         -     8,000
 Forfeited        (2,813)  739.50      (63) 1,076.00   (513) 1,031.00    (3,389)
                 -------   ------   ------  --------  -----  --------   -------
 Outstanding at
  June 30, 2005   26,598  $164.50   14,325  $  12.50      -         -    40,923

 Granted               -        -        -         -      -         -         -
 Forfeited        (4,850)  724.00     (125)   724.00      -         -    (4,975)
                 -------   ------   ------   -------  -----   -------   -------
 Outstanding at
  June 30, 2006   21,748  $ 40.00   14,200  $   6.07      -         -    35,948

 Granted               -        -        -         -      -         -         -
 Forfeited       (21,748)   40.00        -         -      -         -   (21,748)
                 -------   ------   ------   -------  -----   -------   -------
 Outstanding at
  June 30, 2007        -  $     -   14,200  $   6.07      -         -    14,200
                 =======   ======   ======   =======  =====   =======   =======


                                                 Number       Weighted
                                               of shares      average
                                               underlying     exercise
                                                options        price
                                               ----------     -------

    Options exercisable at June 30, 2004          40,923     $ 111.50
                                                  ======      =======
    Options exercisable at June 30, 2005          35,948     $  26.60
                                                  ======      =======
    Options exercisable at June 30, 2006          14,200     $   6.07
                                                  ======      =======

  No options were granted  during 2007 and 2006.   For 2005, options  granted
  equal to market value had a weighted average fair value per share of $10.00.

  Information about stock options outstanding at June 30, 2007 is summarized as follows:

                          Options outstanding             Exercisable
                  --------------------------------  ----------------------
                               Weighted
                               average    Weighted                Weighted
                              remaining   average                 average
                              contractual exercise    Number      exercise
   Exercise prices     Number   life       price    exercisable    price
  ----------------   ---------  -----     -------   -----------   --------

    $   1.00             6,200   0.93     $  1.00       6,200     $  1.00
    $  10.00             8,000   2.75     $ 10.00       8,000     $ 10.00
                     ---------                      ---------
                        14,200                         14,200
                     =========                      =========

  Warrants
  --------
  Common stock warrants issued and outstanding at June 30, 2007 are summarized as follows:

                                                Weighted         Weighted
                                                 average         average
    Range of exercise price           Number  remaining life  exercise price
    ----------------------           -------  --------------  --------------
    $0.05 to $4.50                    11,925       1.81          $  0.74
    $5.00                             20,320       2.67          $  5.00

  All outstanding warrants are exercisable at June 30, 2007.

  During the year ended June 30, 2007, there were no warrants granted.

  During the year ended June 30, 2006, warrants to purchase an aggregate of 5,120 shares of the Company's common stock were granted in connection with additional borrowings from Trident. The warrants have an exercise price of $5.00, expire in November 2009 through June 2011, and were valued at a total of approximately $14,745 upon issuance.

  During the year ended June 30, 2005, warrants to purchase 2,000 shares of the Company's common stock were granted in connection with a litigation settlement. The warrants have an exercise price of $.05, expire in November 2009, and were valued at $10,000 upon issuance. Additionally, warrants to purchase 15,200 shares of the Company's common stock were granted in connection with the issuance of long-term debt. These warrants have an exercise price of $5.00 and expire in November 2009. The value of the warrants, $60,040, was included as a discount on the debt. Additionally, in connection with the same transaction concerning the issuance of long-term debt in November 2004, the exercise dates of outstanding warrants to purchase an aggregate of 6,625 shares of the Company's common stock were extended until November 2009, from a weighted average remaining life of 0.89 years to a weighted average remaining life of 5.95 years; and the exercise prices of the warrants were repriced to $.05 per share from a weighted average exercise price of $104.50 per share.


 NOTE H - INCOME TAXES

  A reconciliation of income tax benefit computed by applying the U.S. Federal tax rates to the net loss and recorded income tax expense (benefit) is as follows:

                                         2007          2006          2005
                                      ----------    ----------    ----------

    Tax benefit at statutory rate    $  (313,468)  $  (192,092)  $  (272,093)
    Change in valuation allowance    $   313,468   $   192,092   $   272,093
                                      ----------    ----------    ----------
                                     $         -   $         -   $         -
                                      ==========    ==========    ==========

  The components of the Company's deferred income taxes at June 30, 2007 and 2006 are as follows:

                                                 2007         2006
                                              ----------   ----------
    Deferred tax assets
      Net operating loss carryforwards       $21,812,012  $21,498,544
                                              ----------   ----------
      Deferred tax asset                      21,812,012   21,498,544
      Valuation allowance                    (21,812,012) (21,498,544)
                                              ----------   ----------
                                             $         -  $         -
                                              ==========   ==========

  At June 30, 2007, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $65.4 million which may be used to offset future taxable income, subject to significant limitations and provisions of the Internal Revenue Code, and will expire in various amounts in the years 2008 through 2023 if not utilized.

  Due to the limited operations and continuing net operating losses, the Company has not filed Federal or State income tax returns for the last several years. Management does not believe that any taxes are due for these years and thus any penalties or related interest would be immaterial for the Company's financial position.


 NOTE I - PENSION AND OTHER BENEFIT PROGRAMS

  Prior to a subsidiary's bankruptcy filing in 1992, the subsidiary had a defined benefit plan, which covered substantially all full-time employees. Benefit accruals were frozen in accordance with Section 204(h) of ERISA as of January 1, 1997 and no employees have been added to the plan since that date.

  Settlement and Plan Termination

  All plan benefit obligations were settled with the purchase of annuities totaling $583,730 on August 7, 2006. In June 2007, the Company completed the spin off of five of its subsidiaries, which included the defined benefit plan.

  The following table sets forth the funded status of the Company's defined pension plan at June 30 (measurement dates of June 1, 2007 and 2006):

                                                         Pension Benefits
                                                       ---------------------
                                                         2007         2006
                                                       --------     --------
  Change in benefit obligation
  Benefit obligation at beginning of year             $ 564,194    $ 613,280
  Interest cost                                          27,252       25,914
  Actuarial (gain)/loss                                  15,765      (30,525)
  Benefits paid                                        (607,211)     (44,475)
                                                       --------     --------
  Benefit obligation at end of year                   $      -0-   $ 564,194
                                                       ========     ========
  Change in plan assets
  Fair value of plan assets at beginning of year      $ 634,194    $ 621,711
  Actual return on plan assets                          (24,621)      56,958
  Benefits paid                                        (607,211)     (44,475)
  Spin-off of plan assets associated with
       Subsidiary spin-off (Note C)                      (2,362)           -
                                                       --------     --------
  Fair value of plan assets at end of year            $      -0-   $ 634,194
                                                       ========     ========
  Reconciliation of Funded status

  Funded Status (Underfunded)/Overfunded              $      -0-   $  70,000
  Unrecognized net actuarial loss (gain)                     --      (14,470)
                                                       --------     --------
     Net amount recognized                            $      -0-   $  55,530
                                                       ========     ========

  Amounts recognized in the statement of financial position consist of:

                                                  Pension Benefits
                                                ---------------------
                                                  2007         2006
                                                --------     --------

  Prepaid benefit cost                         $      -0-   $  55,530
                                                --------     --------
     Net amount recognized$                           -0-   $  55,530
                                                --------     --------

  The accumulated benefit obligation for the defined benefit pension plan was $0 and $564,194 at June 30, 2007 and 2006, respectively.

  Components of Net Periodic Benefit Cost

                                                  Pension Benefits
                                                ---------------------
                                                  2007         2006
                                                --------     --------
  Interest cost                                $  27,252    $  25,914
  Expected return on plan assets                 (30,141)     (26,336)
  Effect of Special Events                        56,057           --
                                                --------     --------
     Net periodic benefit cost                 $  53,168    $    (422)
                                                ========     ========


  Assumptions

  Weighted-average assumptions used to determine benefit obligations at June
  30:

                                                  Pension Benefits
                                                ---------------------
                                                  2007         2006
                                                --------     --------

  Discount rate                                    N/A         6.00%
  Rate of compensation increase                    N/A           --

  Weighted-average assumptions used to determine net periodic benefit cost for years ended June 30:

                                                  Pension Benefits
                                                ---------------------
                                                  2007         2006
                                                --------     --------

  Discount rate                                   6.00%        5.00%
  Expected long-term return on plan assets        5.75%        5.00%
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

  Plan Assets

  The Company's pension plan weighted-average asset allocations at June 30, 2007 and 2006 by asset category are as follows:

                               Plan Assets at June 30:
                                   2007       2006
                                  ------     ------
  Asset Category
  --------------
  Equity securities                 N/A         33%
  Debt securities                   N/A         67%
                                  ------     ------
     Total                          N/A        100%
                                  ======     ======

  Equity securities include Principal Financial Group, Inc. Common Stock in the amount of $207,775 (33 percent of total plan assets) at June 30, 2006.

  Cash Flows

  Contributions
  -------------
  Due to the settlement of all plan obligations, the Company will not be required to contribute to the pension plan in the future.

  Estimated Future Benefit Payments
  ---------------------------------
  Due to the settlement of all plan obligations no future benefit payments will be made.


 NOTE J - NON-CASH INVESTING AND FINANCING ACTIVITIES

                                            2007         2006         2005
                                         ----------   ----------   ----------
 SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

 Issuance of common stock in
   acquisition of intangible assets     $ 1,025,000   $        -  $    60,000
                                         ==========    =========   ==========
 Issuance of preferred stock
   in acquisition                       $         -   $        -  $       175
                                         ==========    =========   ==========
 Exercise of warrants into
   common stock                         $         -   $        -  $        (3)
                                         ==========    =========   ==========
 Issuance of warrants in connection
   with debt                            $         -   $   14,745  $    60,040
                                         ==========    =========   ==========
 Conversion of preferred stock
   to common stock                      $         -   $       (4) $       (40)
                                         ==========    =========   ==========
 In-process research and development
   costs acquired through assumption
   of debt                              $         -   $        -  $    86,644
                                         ==========    =========   ==========


 NOTE K - BUSINESS SEGMENT INFORMATION

  No business segments have existed since the Company discontinued normal operations in December 2002. Prior to that, the Company was primarily engaged in high technology product sales and consulting and support services.


 NOTE L - RELATED PARTIES

  The Company's former CEO held approximately 39% of the common stock of VPG at the time of the merger discussed in Note C. He also served as a director and the CEO of VPG at that time. Trident, reported as a beneficial owner of 7.6% of the Company as of June 30, 2004, was also a beneficial owner of approximately 35% of VPG.

  During the year ended June 30, 2005, the Company paid approximately $20,000 to a company, 100% owned by the CEO, for management and consulting services.

  During the year ended June 30, 2006, the Company's former CEO advanced approximately $63,378 to the Company for operating expenses. At June 30, 2006, amounts outstanding under this advance totaled approximately $9,246 and are included in accrued expenses. Such amounts were settled with the spin-off of certain subsidiaries as discussed in Note E.

  During the year ended June 30, 2007, the Company entered into an agreement with a privately held company in which the privately held company agreed to pay certain expenses for VPGI Corp in exchange for a non-interest bearing note payable on demand. The privately held company is partially owned by Trident, which also owns approximately 91% of the outstanding Common Stock of the Company.


 NOTE M - SELECTED QUARTERLY DATA (unaudited)

  The following tables set forth certain unaudited financial data for the quarters indicated:


                                   Fiscal 2007 Quarter Ended                               Fiscal 2006 Quarter Ended
                       --------------------------------------------------    ----------------------------------------------------
                        Sept. 30,    Dec. 31,     March 31,     June 30,       Sept. 30,    Dec. 31,      March 31,     June 30,
                          2006         2006         2007          2007           2005         2005          2006          2006
                       ----------   ----------    ---------    ----------    ----------    ----------    ----------    ----------
 Net Sales                     $0           $0           $0            $0            $0            $0            $0            $0
 Gross Margin                  $0           $0           $0            $0            $0            $0            $0            $0
 % of net sales                 0%           0%           0%            0%            0%            0%            0%            0%

 Operating income
  (loss)                 $(64,434)    $(57,580)    $(46,808)     $(31,573)    $(158,252)     $(88,802)     $(26,723)     $(43,838)
 % of net sales                 0%           0%           0%            0%            0%            0%            0%            0%

 Net income (loss)      $(103,858)    $(66,541)    $(46,808)    $(596,995)    $(221,134)    $(138,076)     $(63,689)     $(78,042)
 % of net sales                 0%           0%           0%            0%            0%            0%            0%            0%

 Net income (loss)
  attributable to
  common shareholders   $(166,098)    $(66,541)    $(46,808)    $(595,995)    $(283,459)    $(200,401)    $(126,014)    $(140,367)
 % of net sales                 0%           0%           0%            0%            0%            0%            0%            0%

 Net income (loss)
  attributable to
  common shareholders
  per share - basic
  and diluted*             $(1.17)      $(0.02)      $(0.01)       $(0.17)       $(2.08)       $(1.46)       $(0.91)       $(1.02)

 *Difference in per share amounts between quarterly financial data and year-end results are attributable to rounding. All share and per share data give effect to a one for fifty (1:50) reverse stock split that was implemented on September 18, 2006, applied retroactively as if it occurred on July 1, 2004.

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

 2.2 Asset Purchase Agreement dated May 1, 2007 between the Company and Trident Growth Fund, LP. (filed as Exhibit "2.1" to the Company's Current Report on Form 8-K dated as of May 1, 2007, filed on
           May 7, 2007.)                                                  N/A

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

 10.5 Third Amendment to Loan Agreement dated November 10, 2004 between the Company and Trident Growth Fund, LP. (filed as Exhibit "10.5" to the Company's Annual Report on Form 10-K for the fiscal year
           ended June 30, 2006 and incorporated herein by reference.)     N/A

 10.6 Fourth Amendment to Loan Agreement dated November 10, 2004 between the Company and Trident Growth Fund, LP. (filed as Exhibit "10.6" to the Company's Annual Report on Form 10-K for the fiscal year
           ended June 30, 2006 and incorporated herein by reference.)     N/A

 10.7      Fifth Amendment to Loan Agreement dated November 10, 2004
           between the Company and Trident Growth Fund, LP. (filed as
           Exhibit "10.3" to the Company's Current Report on Form 10-Q
           for the fiscal quarter ended September 30, 2006, filed on
           November 11, 2006.)                                            N/A

 21 Subsidiaries of the Company. (filed as Exhibit "21" to the Company's Annual Report on Form 10-K for the fiscal year ended
           June 30, 2006 and incorporated herein by reference.)           N/A

 23 Consent of Independent Certified Public Accountants. (filed as Exhibit "23" to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by
           reference.)                                                    N/A

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