Form 10-Q
period 2007-09-30
VPGI CORP
filed 2007-11-13
CIK 755229

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2007

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  ________  to ________


                Commission File Number 000-13225


                           VPGI CORP.
      ----------------------------------------------------
     (Exact name of Registrant as specified in its charter)

           Texas                             75-1975147
 ------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

            700 Gemini, Suite 100, Houston, TX 77056
        -------------------------------------------------
       (Address of principal executive offices) (Zip Code)

                         (281) 488-3883
        --------------------------------------------------
       (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                        ---      ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.

Large accelerated filer    Accelerated filer    Non-accelerated filer  X
                       ---                  ---                       ---

     Indicate by check mark whether the registrant is a shell
company (as defined in rule 12b-2 of the Exchange Act).     YES     NO   X
                                                                ---     ---

     At November 1, 2007, there were 9,707,791 shares of
Registrant's common stock outstanding.

                         GENERAL INDEX

                                                             Page
                                                            Number
------------------------------------------------------------------

                            PART I.
                     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS..................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...................9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK..........................................10

ITEM 4.   CONTROLS AND PROCEDURES..............................11


                            PART II.
                       OTHER INFORMATION



ITEM 6.   EXHIBITS.............................................11

SIGNATURES.....................................................11

EXHIBIT INDEX..................................................12

                PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            VPGI CORP.
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                           (Unaudited)

                                                          September 30,
                                                              2007          June 30 2007
                                                          ------------      ------------
            ASSETS

CURRENT ASSETS
   Cash and cash equivalents                               $     1,431      $     1,431
   Prepaid expenses                                              5,542            1,285
                                                           -----------      -----------

          Total current assets                                   6,973            2,716
OTHER ASSETS
   Intangible assets, net of accumulated
      amortization of $19,134 as of
      September 30, 2007 and $7,634 as
      of June 30, 2007                                         480,866          492,366
                                                           -----------      -----------

          Total assets                                     $   487,839      $   495,082
                                                           ===========      ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable                                       10,040           27,352
   Payable to Affiliate                                        131,799          101,237
                                                           -----------      -----------
          Total liabilities                                    141,839          128,589
                                                           -----------      -----------
STOCKHOLDERS' EQUITY
   Preferred stock, cumulative, $1.00 par
      value; 1,000,000 shares authorized:
          Series 2002-G, 6 and 152 shares
            issued and outstanding at
            September 30, 2007 and June 30,
            2007, respectively (liquidation
            preference of $150,000 at September
            30, 2007 and June 30, 2007,
            respectively)                                            6                6
   Common stock, $.001 par value; 80,000,000
      shares authorized;
      9,707,791 shares issued and outstanding
      at September 30, 2007 and June 30, 2007,
      respectively                                               9,708            9,708
   Additional paid in capital                               63,074,903       63,074,903
   Accumulated deficit                                     (60,362,085)     (60,362,085)
   Deficit accumulated during development stage             (2,376,532)      (2,356,039)
                                                           -----------      -----------
          Total stockholders' equity (deficit)                 346,000          366,493
          Total liabilities and stockholders'              -----------      -----------
            equity (deficit)                               $   487,839      $   495,082
                                                           ===========      ===========


The accompanying notes are an integral part of these financial statements.

                           VPGI CORP.
                   (A Development Stage Company)
         Consolidated Statements of Operations (Unaudited)

                                                Cumulative During
                                                Development Stage           Three months ended
                                               (July 1, 2004 to      September 30        September 30
                                               September 30, 2007)       2007                2006
                                               ------------------- ---------------     ---------------
Revenues
   Product sales                                 $     5,548         $         -         $         -
   Consulting and support services                     6,695                   -                   -
                                               --------------      --------------      --------------

            Total revenues                            12,243                   -                   -
                                               --------------      --------------      --------------
Operating expenses
   General and administrative                      1,108,777              20,492              64,434
                                              ---------------     ---------------     ---------------
            Total operating expenses               1,108,777              20,492              64,434
                                              ---------------     ---------------     ---------------
            Operating loss                        (1,096,534)            (20,492)            (64,434)
                                              ---------------     ---------------     ---------------
Other (income) expense
   Other expense                                     557,863                   -                   -
   Interest expense                                  398,715                   -              39,424
                                              ---------------     ---------------     ---------------
             Total other expense                     956,578                   -              39,424
                                              ---------------     ---------------     ---------------

             Net loss                            $(2,053,112)        $   (20,492)        $  (103,858)
                                              ---------------     ---------------     ---------------
Dividend requirements on preferred stock                                       -                                 (62,240)
Net loss attributable to common stockholders                         $   (20,492)        $  (166,098)
                                                                  ===============     ===============
Net loss per share attributable to common
  stockholders - basic and diluted                                   $     (0.00)        $     (1.17)
                                                                  ===============     ===============
Weighted average common shares outstanding
  - basic and diluted                                                  9,707,791             142,425
                                                                  ===============     ===============


The accompanying notes are an integral part of these statements.

                  VPGI CORP. and Subsidiaries
                 (A Development Stage Company)
      Consolidated Statements of Cash Flows (Unaudited)
              Three Months Ended September 30,

                                                         Cumulative During
                                                         Development Stage
                                                         (July 1, 2004 to
                                                         September 30, 2007)         2007               2006
                                                         -----------------     ---------------     ---------------
Cash flows from operating activities
  Net loss                                                 $   (2,053,112)     $      (20,492)     $     (103,858)
  Adjustments to reconcile net loss to cash
    used in operating activities:
       Amortization of debt discount and intangibles              185,350              11,500               3,184
       Issuance of stock and warrants for services                 35,000                   -                   -
       Write-off of acquired in-process research and
           development                                            671,819                   -                   -
       Changes in operating assets and liabilities
           Trade accounts receivable                                    -                   -                   -
           Prepaid and other assets                                44,429              (4,258)                  -
           Payable to affiliate                                   131,799              30,562
           Accounts payable and accrued liabilities                54,413             (17,312)             59,022
                                                           ---------------     ---------------     ---------------
              Cash and cash equivalents used in
                operating activities                             (930,302)                  -             (41,652)

Cash flows from financing activities
   Preferred stock dividend paid                                  (20,067)                  -                   -
   Redemption of Warrants                                             100                   -                   -
   Proceeds from issuance of notes payable                        951,700                   -              50,000
                                                           ---------------     ---------------     ---------------
             Cash and cash equivalents provided by
               financing activities                               931,733                   -              50,000

Net increase (decrease) in cash and cash equivalents                1,431                   -               8,348
Cash and cash equivalents, beginning of period                          -               1,431              11,032
                                                           ---------------     ---------------     ---------------
Cash and cash equivalents, end of period                   $        1,431      $        1,431      $       19,380
                                                           ===============     ===============     ===============

The accompanying notes are an integral part of these statements.

                   VPGI CORP. AND SUBSIDIARIES
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2007
                           (Unaudited)

BASIS OF PRESENTATION

     The interim consolidated financial statements and summarized notes included herein were prepared, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with U.S. GAAP were omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in VPGI's Annual Report on Form 10-KSB for the preceding fiscal year. These interim financial statements and notes hereto reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results, however, should not be construed as necessarily indicative of future earnings.

GOING CONCERN MATTERS

      VPGI incurred net losses of $814,202 and $500,941 for the years ended June 30, 2007 and 2006, respectively. VPGI incurred a net loss of $20,492 for the nine months ended September 30, 2007. In addition, at September 30, 2007, VPGI had negative working capital of $134,866. These conditions raise substantial doubt about VPGI's ability to continue as a going concern.

     VPGI is continuing to evaluate all of its options and is actively seeking a buyer, a merger candidate or an acquisition of a viable business.

      The  financial statements do not include any adjustment  to
reflect   the   possible  effects  on  the   recoverability   and
classification of assets or liabilities which may result from the inability of VPGI to continue as a going concern.

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

                            Overview

     The Company previously offered enhanced digital media solutions, as well as contact center customer service solutions through CIMphonyT, a suite of computer telephony integration software products and services. This operation was discontinued in March 2002. We acquired Venture Pacific Group, Inc. ("VPG") in November 2004 to capitalize upon and apply our technical expertise and our existing technologies to the field of radio frequency identification ("RFID"). We plan to participate in other business ventures and opportunities as they may present themselves. Our new business model continues in the development stage and we are actively seeking a merger candidate, an acquisition of a viable business or a buyer of the corporate entity.

     The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended September 30, 2007. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2007.

                      Results of Operations

     Revenues.  We report no revenues for the three months  ended
September 30, 2007 or 2006.

     Operating Expenses. Total operating expenses for the three months ended September 30, 2007 decreased to $20,492 compared to $64,434 for the same quarter last year. Significant components of operating expenses for the three months ended September 30, 2007 and 2006 consisted of the following:

                                           Three Months Ended
                                      September 30 September 30
                                          2007         2006
                                      ------------ ------------
Compensation                          $        -   $        -
Legal expense and professional fees        6,742       38,725
Amortization Expense                      11,500            -
Other                                      2,250       25,709
                                      ----------   ----------
Total                                 $   20,492   $   64,434
                                      ==========   ==========

      "Other" expenses include public company cost, telephone, office, insurance and other general and administrative expenses. The decrease in operating expenses for the three months ended September 30, 2007 is attributable to the Company's limited business activity during the period.

                 Liquidity and Capital Resources

     Cash Flows From Operations. Cash used in operations for the three months ended September 30, 2007 and 2006 were $- and $41,652, respectively.

     Cash Flows From Investing Activities. During the three months ended September 30, 2007 and 2006, we engaged in no investing activities.

      Cash Flows from Financing Activities. During the three months ended September 31, 2007 and 2006, $- and $50,000, respectively, were provided by financing activities.

                          Going Concern

     The Company incurred net losses of $814,202 and $500,941 for the years ended June 30, 2007 and 2006, respectively. The Company incurred a net loss of $20,492 for the three months ended September 30, 2007. In addition, at September 30, 2007, the Company had negative working capital of $134,866. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and we are not a party to any leveraged financial instruments. We are exposed to interest rate risk primarily through our borrowing activities, which are described in the "Notes Payable" Note to the Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year ended June 30, 2007, which is incorporated herein by reference.

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

                              VPGI Corp.
                              (Registrant)

                              By:  /s/    JOSEPH R. ROZELLE
                                   --------------------------
                                   JOSEPH R. ROZELLE
                                   Chief Executive Officer
                                   and Principal Financial Officer

Date:     November 13, 2007



                           VPGI CORP.
                        and Subsidiaries

                         EXHIBIT INDEX

Exhibit Number      Description of Exhibits
-----------------------------------------------------------------

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

-------------------

*  Filed herewith.