Form 10-Q
period 2007-12-31
VPGI CORP
filed 2008-02-13
CIK 755229

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2007

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _____________


                Commission File Number 000-13225


                           VPGI CORP.
     ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

           Texas                                      75-1975147
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

            700 Gemini, Suite 100, Houston, TX 77056
       ---------------------------------------------------
       (Address of principal executive offices) (Zip Code)

                         (281) 488-3883
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

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

Large accelerated        Accelerated filer           Non-accelerated
    filer [ ]                  [ ]                      filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

         YES [ ]                          NO   [X]

     At February 13, 2008, there were 9,707,791 shares of
Registrant's common stock outstanding.

                         GENERAL INDEX
                                                             Page
                                                            Number
---------------------------------------------------------------------


                            PART I.
                     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS................................  3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................  6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.........................................  8

ITEM 4.   CONTROLS AND PROCEDURES.............................  8


                            PART II.
                       OTHER INFORMATION


ITEM 6.   EXHIBITS............................................  8

SIGNATURES....................................................  8

EXHIBIT INDEX.................................................  9

                PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VPGI CORP.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

                                          December 31      June 30
                                             2007            2007
                                          -----------    ------------
            ASSETS

CURRENT ASSETS
   Cash and cash equivalents              $     1,371    $      1,431
   Prepaid expenses                             5,543           1,285
                                          -----------    ------------
            Total current assets                6,914           2,716

OTHER ASSETS
   Intangible assets, net of
   accumulated amortization of
   $30,634 as of December 31, 2007
   and $7,634 as of June 30, 2007             469,366         492,366
                                          -----------    ------------

            Total assets                  $   476,280    $    495,082
                                          ===========    ============


  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable                      31,882          27,352
   Payable to Affiliate                       153,286         101,237
                                          -----------    ------------
            Total liabilities                 185,168         128,589
                                          -----------    ------------

STOCKHOLDERS' EQUITY
 Preferred stock, cumulative,
 $1.00 par value; 1,000,000 shares
 authorized:
   Series 2002-G, 6 shares issued and
   outstanding at December 31, 2007
   and June 30, 2007, respectively
   (liquidation preference of $150,000
   at December 31, 2007 and June 30,
   2007, respectively)                              6               6
 Common stock, $.001 par value;
   80,000,000 shares authorized;
   9,707,791 shares issued and
   outstanding at December 31, 2007
   and June 30, 2007, respectively              9,708           9,708
 Additional paid in capital                63,074,903      63,074,903
 Accumulated deficit                      (60,362,085)    (60,362,085)
 Deficit accumulated during
   development stage                       (2,431,420)     (2,356,039)
                                          -----------    ------------
            Total stockholders' equity        291,112         366,493
                                          -----------    ------------
            Total liabilities and
            stockholders' equity          $   476,280    $    495,082
                                          ===========    ============

             The accompanying notes are an integral part
                  of these financial statements.

VPGI CORP. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

                                    Cumulative During
                                    Development Stage           Three months ended                   Six months ended
                                     (July 1, 2004 to    December 31        December 31        December 31         December 31
                                    December 31, 2007)       2007               2006              2007                2006
                                    ------------------- ---------------    ---------------    ---------------     ---------------
Revenues
   Product sales                    $             5,548 $             -    $             -    $             -     $             -
   Consulting and support services                6,695               -                  -                  -                   -
                                    ------------------- ---------------    ---------------    ---------------     ---------------

            Total revenues                       12,243               -                  -                  -                   -

Operating expenses
   General and administrative                 1,163,666          54,889             57,580             75,381             122,014
                                    ------------------- ---------------    ---------------    ---------------     ---------------
            Total operating
            expenses                          1,163,666          54,889             57,580             75,381             122,014
                                    ------------------- ---------------    ---------------    ---------------     ---------------
            Operating loss                   (1,151,423)        (54,889)           (57,580)           (75,381)           (122,014)

Other (income) expense
   Other expense                                557,863               -                  -                  -                   -
   Interest expense                             398,715               -              8,961                  -              48,385
                                    ------------------- ---------------    ---------------    ---------------     ---------------
             Total other expense                956,578               -              8,961                  -              48,385
                                    ------------------- ---------------    ---------------    ---------------     ---------------

             Net loss                        (2,108,001)        (54,889)           (66,541)           (75,381)           (170,399)

Dividend requirements on
  preferred stock                                                     -                  -                  -             (62,240)
                                                        ---------------    ---------------    ---------------     ---------------
Net loss attributable to
  common stockholders                                   $       (54,889)   $       (66,541)   $       (75,381)    $      (232,639)
                                                        ===============    ===============    ===============     ===============

Net loss per share attributable
  to common stockholders
  - basic and diluted                                   $         (0.01)   $         (0.02)   $         (0.01)    $         (0.11)
                                                        ===============    ===============    ===============     ===============
Weighted average common shares
  outstanding - basic and diluted                             9,707,791          4,241,072          9,707,791           2,191,748


             The accompanying notes are an integral part
                  of these financial statements.

VPGI CORP. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended December 31,

                                                         Cumulative During
                                                         Development Stage
                                                          (July 1, 2004 to
                                                         December 31  2007)          2007               2006
                                                         -----------------     ---------------     ---------------
Cash flows from operating activities
  Net loss attributable to common shareholders           $      (2,108,001)    $       (75,381)    $      (170,399)
  Adjustments to reconcile net loss to cash used
    in operating activities:
       Amortization of debt discount and intangibles               196,850              23,000               3,184
       Issuance of stock and warrants for services                  35,000                   -                   -
       Write-off of acquired in-process research
         and development                                           671,819                   -                   -
       Changes in operating assets and liabilities
         Trade accounts receivable                                       -                   -                   -
         Prepaid and other assets                                   44,429              (4,258)                (50)
         Payable to affiliate                                      153,286              52,049                   -
         Accounts payable and accrued liabilities                   76,255               4,530             108,024
                                                         -----------------     ---------------     ---------------
            Cash used in operating activities                     (930,362)                (60)            (59,241)

Cash flows from financing activities
  Preferred stock dividend paid                                    (20,067)                  -                   -
  Redemption of Warrants                                               100                   -                   -
  Proceeds from issuance of notes payable                          951,700                   -              50,000
                                                         -----------------     ---------------     ---------------
            Cash provided by financing activities                  931,733                   -              50,000

Net increase (decrease) in cash and cash equivalents                 1,371                 (60)             (9,241)
Cash and cash equivalents, beginning of period                           -               1,431              11,032
                                                         -----------------     ---------------     ---------------
Cash and cash equivalents, end of period                 $           1,371     $         1,371     $         1,791
                                                         =================     ===============     ===============



             The accompanying notes are an integral part
                  of these financial statements.

                   VPGI CORP. AND SUBSIDIARIES
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2007
                           (Unaudited)

BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements of VPGI Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in VPGI's Annual Report on Form 10-KSB filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

GOING CONCERN MATTERS

      VPGI incurred net losses of $814,202 and $500,941 for the years ended June 30, 2007 and 2006, respectively. VPGI incurred a net loss of $75,381 for the six months ended December 31, 2007. In addition, at December 31, 2007, VPGI had negative working capital of $178,254. VPGI is dependent on funding from an affiliate for operating epxenses. These conditions raise substantial doubt about VPGI's ability to continue as a going concern.

     VPGI is continuing to evaluate all of its options and is actively seeking a buyer, a merger candidate or an acquisition of a viable business.

      The  financial statements do not include any adjustment  to
reflect   the   possible  effects  on  the   recoverability   and
classification of assets or liabilities which may result from the inability of VPGI to continue as a going concern.

PAYABLE TO AFFILIATE

      During the year ended June 30, 2007, the Company entered into an agreement with a privately held company in which the privately held company agreed to pay certain expenses for VPGI in exchange for a non-interest bearing note payable on
demand.   The   privately  held company is   partially  owned  by
Trident Growth Fund, LP ("Trident"), which also owns approximately 91% of the outstanding Common Stock of the Company.


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

     The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three and six months ended December 31, 2007. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2007.

                      Results of Operations

     Revenues.   We report no revenues for the three  months  and
six months ended December 31, 2007 or 2006.

     Operating Expenses. Total operating expenses for the three months ended December 31, 2007 decreased to $54,889 compared to $57,580 for the same quarter last year. Total operating expenses for the six months ended December 31, 2007 decreased to $75,381 compared to $122,014 for the same period last year. Significant components of operating expenses for the three and six months ended December 31, 2007 and 2006 consisted of the following:

                               Three Months Ended                   Six Months Ended
                         December 31          December 31      December 31       December 31
                             2007                2006             2007              2006
                         -----------          -----------      -----------       -----------
Compensation             $         -          $         -      $         -       $         -
Legal expense and
  professional fees           43,329               40,670           52,321            79,395
Amortization Expense          11,500                    -           23,000                 -
Other                             60               16,910               60            42,619
                         -----------          -----------      -----------       -----------
Total                    $    54,889          $    57,580      $    75,381       $   122,014
                         ===========          ===========      ===========       ===========


      "Other" expenses include public company cost, telephone, office, insurance and other general and administrative expenses. The decrease in operating expenses for the period is attributable to the Company's limited business activity during the period, partially offset by the increase in amortization expense associated with our intangible assets.


                 Liquidity and Capital Resources

     Cash Flows From Operations.  Cash used in operations for the
     --------------------------
six months ended December 31, 2007 and 2006 were $60 and $59,241, respectively.

     Cash Flows From Investing Activities.  During the six months
     ------------------------------------
ended December 31, 2007 and 2006, we engaged in no investing activities.

     Cash Flows from Financing Activities.  During the six months
     ------------------------------------
ended December 31, 2007 and 2006, $0 and $50,000, respectively, were provided by financing activities.

                          Going Concern

     The Company incurred net losses of $814,202 and $500,941 for the years ended June 30, 2007 and 2006, respectively. The Company incurred a net loss of $75,381 for the six months ended December 31, 2007. In addition, at December 31, 2007, the Company had negative working capital of $178,254. The Company is dependent on funding from an affiliate for operating expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                              VPGI Corp.
                              (Registrant)

                              By:  /s/    JOSEPH R. ROZELLE
                                 --------------------------------
                                 JOSEPH R. ROZELLE
                                 Chief Executive Officer
                                 and Principal Financial Officer

Date:  February 13, 2008

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

-----------------
*  Filed herewith.