Form 10-Q
period 2008-03-31
VPGI CORP
filed 2008-05-15
CIK 755229

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2008
                                    --------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________


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

  Large accelerated filer [ ]     Accelerated filer [ ]
  Non-accelerated filer   [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

          YES [ ]                             NO  [X]

     At May 1, 2008, there were 9,707,791 shares of Registrant's common stock outstanding.

                         GENERAL INDEX
                                                             Page
                                                            Number
----------------------------------------------------------------------

                            PART I.
                     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS..............................    3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............    6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.......................................    8

ITEM 4.   CONTROLS AND PROCEDURES...........................    8


                            PART II.
                       OTHER INFORMATION


ITEM 6.   EXHIBITS..........................................    9

SIGNATURES..................................................    9

EXHIBIT INDEX...............................................    9

                PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


VPGI CORP.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

                                               March 31,       June 30,
                                                 2008            2007
                                              -----------    ----------

                ASSETS
                ------

CURRENT ASSETS
  Cash and cash equivalents                   $       335    $     1,431
  Prepaid expenses                                  6,542          1,285
                                              -----------    -----------

    Total current assets                            6,877          2,716

OTHER ASSETS
  Intangible assets, net of accumulated
    amortization of $42,134 and $7,634,
    respectively                                  457,866        492,366
                                              -----------    -----------

    Total assets                                $ 464,743    $   495,082
                                              ===========    ===========


  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES
   Trade accounts payable                          35,931         27,352
   Payable to Affiliate                           160,846        101,237
                                              -----------    -----------
    Total liabilities                             196,777        128,589
                                              -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred stock, cumulative, $1.00
   par value; 1,000,000 shares authorized:
     Series 2002-G, 6 shares issued and
       outstanding (liquidation preference
       of $150,000, respectively)                       6             6
     Common stock, $.001 par value;
       80,000,000 shares authorized;
       9,707,791 shares issued and
       outstanding                                  9,708         9,708
     Additional paid in capital                63,074,903    63,074,903
     Accumulated deficit                      (60,362,085)  (60,362,085)
   Deficit accumulated during development
     stage                                     (2,454,566)   (2,356,039)
                                              -----------    -----------

     Total stockholders' equity                   267,966        366,493
                                              -----------    -----------
     Total liabilities and
     stockholders' equity                     $   464,743    $   495,082
                                              ===========    ===========


           The accompanying notes are an integral part of these financial statements.

VPGI CORP.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)


                               Cumulative During
                               Development Stage     Three months ended         Nine months ended
                               (July 1, 2004 to     March 31     March 31     March 31       March 31
                                March 31, 2008)      2008          2007        2008            2007
                               -----------------   ----------   ----------   ----------    -----------

Revenues
  Product sales                $          5,548    $        -   $        -   $        -    $         -
  Consulting and support
  services                                6,695             -            -            -              -
                               -----------------   ----------   ----------   ----------    -----------

     Total revenues                       12,243            -            -            -              -

Operating expenses
   General and administrative          1,186,812       23,146       46,808       98,527        168,822
                               -----------------   ----------   ----------   ----------    -----------

     Total operating expenses          1,186,812       23,146       46,808       98,527        168,822
                               -----------------   ----------   ----------   ----------    -----------

     Operating loss                   (1,174,569)     (23,146)     (46,808)     (98,527)      (168,822)

Other (income) expense
  Other expense                          557,863            -            -            -              -
  Interest expense                       398,715            -            -            -         48,385
                               -----------------   ----------   ----------   ----------    -----------

     Total other expense                 956,578            -            -            -         48,385
                               -----------------   ----------   ----------   ----------    -----------

     Net loss                         (2,131,147)     (23,146)     (46,808)     (98,527)      (217,207)

Dividend requirements on
  preferred stock                                           -            -            -        (62,240)
                                                   ----------   ----------   ----------    -----------
Net loss attributable to
  common stockholders                              $  (23,146)  $  (46,808)  $  (98,527)   $  (279,447)
                                                   ==========   ==========   ==========    ===========

Net loss per share
  attributable to common
  stockholders
  - basic and diluted                              $    (0.00)  $    (0.01)  $    (0.01)   $     (0.07)
                                                   ==========   ==========   ==========    ===========

Weighted average common shares
  outstanding
  - basic and diluted                               9,707,791    7,562,391    9,707,791      3,955,828



              The accompanying notes are an integral part of
                        these financial statements.

VPGI CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended March 31,

                                         Cumulative During
                                         Development Stage
                                         (July 1, 2004 to
                                          March 31, 2008)      2008          2007
                                         -----------------   ----------   ----------
Cash flows from operating activities
  Net loss attributable to common
    shareholders                         $      (2,131,147)  $  (98,527)  $ (217,207)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Amortization of debt discount
      and intangibles                              208,350       34,500        3,184
  Issuance of stock and warrants for
    services                                        35,000            -       25,000
  Write-off of acquired in-process
    research and development                       671,819            -            -
  Changes in operating assets and
  liabilities
    Prepaid and other assets                        43,429       (5,258)        (743)
    Payable to affiliate                           168,946       59,609            -
    Accounts payable and accrued
      liabilities                                   72,205        8,580      130,065
                                         -----------------   ----------   ----------
      Cash used in operating activities           (931,398)      (1,096)     (59,701)

Cash flows from financing activities
  Preferred stock dividend paid                    (20,067)           -            -
  Redemption of Warrants                               100            -          100
  Proceeds from issuance of notes
    payable                                        951,700            -       50,000
                                         -----------------   ----------   ----------

Cash provided by financing activities              931,733            -       50,100

Net increase (decrease) in cash
  and cash equivalents                                 335       (1,096)      (9,601)

Cash and cash equivalents, beginning
  of period                                              -        1,431       11,032
                                         -----------------   ----------   ----------
Cash and cash equivalents,
  end of period                          $             335   $      335   $    1,431
                                         =================   ==========   ==========



         The accompanying notes are an integral part of these financial statements.

                           VPGI CORP.
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2008
                           (Unaudited)

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

GOING CONCERN MATTERS

     VPGI incurred net losses of $814,202 and $500,941 for the years ended June 30, 2007 and 2006, respectively. VPGI incurred a net loss of $98,527 for the nine months ended March 31, 2008. In addition, at March 31, 2008, VPGI had negative working capital of $189,900. VPGI is dependent on funding from an affiliate for operating expenses. These conditions raise substantial doubt about VPGI's ability to continue as a going concern.

     VPGI is continuing to evaluate all of its options and is actively seeking a buyer, a merger candidate or an acquisition of a viable business.

     The financial statements do not include any adjustment to reflect the possible effects on the recoverability and classification of assets or liabilities which may result from the inability of VPGI to continue as a going concern.

PAYABLE TO AFFILIATE

     During the year ended June 30, 2007, VPGI entered into an agreement with a privately held company in which the privately held company agreed to pay certain expenses for VPGI in exchange for a non-interest bearing note payable on demand. The privately held company is partially owned by Trident Growth Fund, LP, which also owns approximately 91% of the outstanding Common Stock of VPGI.

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

     The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three and nine months ended March 31, 2008. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for fiscal year ended June 30, 2007.

Results of Operations

     Revenues. We report no revenues for the three months and nine months ended March 31, 2008 or 2007.

     Operating Expenses. Total operating expenses for the three months ended March 31, 2008 decreased to $23,146 compared to $46,808 for the same quarter last year. Total operating expenses for the nine months ended March 31, 2008 decreased to $98,527 compared to $168,822 for the same period last year. Significant components of operating expenses for the three and nine months ended March 31, 2008 and 2007 consisted of the following:

                           Three Months Ended        Nine Months Ended
                          March 31     March 31     March 31    March 31
                            2008         2007         2008        2007
                         ----------   ----------   ----------  ---------
Compensation             $        -   $        -   $        -  $       -
Legal expense and
  professional fees          11,610       45,437       63,931    124,832
Amortization Expense         11,500            -       34,500          -
Other                            36        1,371           96     43,990
                         ----------   ----------   ----------  ---------
Total                    $   23,146   $   46,808   $   98,527  $ 168,822
                         ==========   ==========   ==========  =========


     "Other" expenses include public company cost, telephone, office, insurance and other general and administrative expenses. The decrease in operating expenses for the period is attributable to the Company's limited business activity during the period, partially offset by the increase in amortization expense associated with our intangible assets.


Liquidity and Capital Resources

     Cash Flows From Operations. Cash used in operations for the nine months ended March 31, 2008 and 2007 were $1,096 and $59,701, respectively.

     Cash Flows From Investing Activities. During the nine months ended March 31, 2008 and 2007, we engaged in no investing activities.

     Cash Flows from Financing Activities. During the nine months ended March 31, 2008 and 2007, $0 and $50,100, respectively, were provided by financing activities.

                        Going Concern

     The Company incurred net losses of $814,202 and $500,941 for the years ended June 30, 2007 and 2006, respectively. The Company incurred a net loss of $98,527 for the nine months ended March 31, 2008. In addition, at March 31, 2008, the Company had negative working capital of $189,900. The Company is dependent on funding from an affiliate for operating expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                              VPGI Corp.
                              (Registrant)

                              By: /s/ JOSEPH R. ROZELLE
                                 -------------------------------
                                 JOSEPH R. ROZELLE
                                 Chief Executive Officer and
                                 Principal Financial Officer

Date:  May 15, 2008

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